Form 10QSB
period 1996-03-31
SYMBOLLON CORP
filed 1996-05-14
CIK 912086

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1996
                                                -------------------------------
/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                                        -----------------------
    TO
       -------------------------

COMMISSION FILE NUMBER 0-22872
                       ------------

                             SYMBOLLON CORPORATION
- -------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          Delaware                                       36-3463683
- -------------------------------              ----------------------------------
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                    122 Boston Post Road, Sudbury, MA 01776
- -------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  508-443-0165
- -------------------------------------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

- -------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes /X/   No / /
                                                                ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                     May 13, 1996
                                     ------------
       Class A Common Stock           1,280,423
       Class B Common Stock           1,199,713

Transitional Small Business Disclosure Format (check one):

              Yes          No   X
                  ----        ----

                              SYMBOLLON CORPORATION
                          (a development stage company)

                                      INDEX

                                                                                     PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Unaudited Condensed Balance Sheets
                           - March 31, 1996 and December 31, 1995                      1

                  Unaudited Condensed Statements of Operations
                           and Deficit Accumulated During the Development
                           Stage - For the three months
                           ended March 31, 1996 and March 31, 1995                     2

                  Unaudited Condensed Statements of Cash Flows - For the three months ended March 31, 1996
                             and March 31, 1995                                        3

                  Notes to the Unaudited Condensed Financial Statements                4

         Item 2.           Management's Discussion and Analysis
                           or Plan of Operation                                        5

PART II.  OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K                            7

SIGNATURE                                                                              7

INDEX TO EXHIBITS                                                                      8

                        Part I -- Financial Information

Item 1 -- Financial Statements

                             SYMBOLLON CORPORATION
                         (a development stage company)

                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                                 March 31,         December 31,
                                                   1996                1995
                                                 ---------         ------------
                                                (unaudited)
Current assets:
  Cash and cash equivalents...................  $1,680,888          $2,087,753
  Accounts receivable.........................                          30,870
  Inventory...................................      48,365              31,279
  Prepaid expenses............................      96,816              80,554
                                                ----------          ----------
    Total current assets......................  $1,826,069          $2,230,456
Equipment and leasehold improvements, net of
  accumulated depreciation....................     157,006             159,990
Other assets:
  Patent and trademark cost, net of
    accumulated amortization..................      96,923              90,099
  Deposit.....................................       5,000               5,000
                                                ----------          ----------
    TOTAL.....................................  $2,084,998          $2,485,545
                                                ==========          ==========

                                  LIABILITIES
Current liabilities:
  Accounts payable............................  $   45,683          $   30,385
  Notes payable to stockholder................      47,549              47,549
  Legal fees payable to related party.........       1,800               4,782
  Accrued interest............................      22,819              21,989
  Other accrued professional fees.............     105,606               3,822
  Other current liabilities...................      65,954              44,963
                                                ----------          ----------
    Total current liabilities.................     289,411             153,490
Accrued rent..................................      22,250              24,500
                                                ----------          ----------
    Total liabilities.........................     311,661             177,990
                                                ----------          ----------

                              STOCKHOLDERS' EQUITY
Preferred stock, par value $.001 per share,
  5,000,000 shares authorized, none issued....
Common stock, Class A, par value $.001 per
  share, 18,750,000 shares authorized,
  1,265,423 shares issued at December 31,
  1995 and March 31, 1996.....................       1,265               1,265
Common stock, Class B, par value $.001 per
  share, 1,250,000 shares authorized,
  1,214,713 shares issued at December 31, 1995
  and March 31, 1996, each share convertible
  into one share of Class A common stock......       1,215               1,215
Additional paid-in capital....................   6,732,739           6,732,739
Deficit accumulated during the development
  stage.......................................  (4,961,882)         (4,427,664)
                                                ----------          ----------
    Total stockholders' equity................   1,773,337           2,307,555
                                                ----------          ----------
    TOTAL.....................................  $2,084,998          $2,485,545
                                                ==========          ==========


See notes to condensed financial statements.

                              SYMBOLLON CORPORATION
                          (a development stage company)

           CONDENSED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                          DURING THE DEVELOPMENT STAGE

                                                                                                          Period From
                                                                                                           July 15, 1986
                                                                    Three Months Ended                  (Inception) to
                                                                         March 31,                         March 31,
                                                                   1996              1995                    1996
                                                              --------------    --------------          --------------
                                                                (Unaudited)       (Unaudited)              (Unaudited)

Net sales .......................................               $    13,285    $    15,196              $   136,266
License fee and contract revenue ................                      --           25,000              $   365,000
                                                                -----------    -----------              -----------
        Total income ............................                    13,285         40,196                  501,266

Operating Expenses:
    Manufacturing costs .........................               $     6,861    $    57,991              $   110,461
    Research and development costs ..............                   345,321        209,937              $ 2,817,451
    General and administrative expenses .........                   218,367        247,898              $ 2,515,050
                                                                -----------    -----------              -----------
        Total operating expenses ................                   570,549        515,826                5,442,962
                                                                -----------    -----------              -----------

Loss from operations ............................                  (557,264)      (475,630)              (4,941,696)

Interest income .................................                    23,876         41,141              $   318,610

Interest expense and debt issuance costs ........                      (830)          (820)             ($  338,796)
                                                                -----------    -----------              -----------

NET LOSS ........................................                  (534,218)      (435,309)              (4,961,882)

Deficit accumulated during the development stage,
 beginning of period ............................                (4,427,664)    (3,053,953)
                                                                -----------    -----------              -----------
Deficit accumulated during the development stage,
 end of period ..................................               ($4,961,882)   ($3,489,262)             ($4,961,882)
                                                                ===========    ===========              ===========

NET LOSS PER SHARE OF

 COMMON STOCK ...................................               ($     0.30)   ($     0.26)
                                                                ===========    ===========

Weighted average number of common
 shares outstanding .............................                 1,780,136       1,700,000
                                                                ===========    ===========

See notes to condensed financial statements.

                              SYMBOLLON CORPORATION
                          (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                         Period From
                                                                                                       July 15, 1986
                                                                          Three Months Ended           (Inception) to
                                                                               March 31,                  March 31,
                                                                        1996           1995                 1996
                                                                   -----------------------------        ------------
                                                                    (Unaudited)     (Unaudited)          (Unaudited)
Cash flows from operating activities:
    Net loss .........................................             ($  534,218)     ($  435,309)        ($4,961,882)
    Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Depreciation and amortization expense ..........                  15,636           13,603             277,481
      Amortization of debt issuance costs ............                                                      130,000
      Accrued rent ...................................                  (2,250)            (750)             22,250
      Changes in operating assets and liabilities:
        Accounts receivable ..........................                  30,870           (6,850)                  0
        Inventory ....................................                 (17,086)          34,806             (48,365)
        Prepaid expenses .............................                 (16,262)          11,599             (96,816)
        Deferred revenue .............................                                  (25,000)
        Accounts payable and other current
           liabilities ...............................                 135,921           (2,864)            241,862
                                                                   -----------      -----------         -----------
        Net cash used in
           operating activities ......................                (387,389)        (410,765)         (4,435,470)
                                                                   -----------      -----------         -----------
Cash flows from investing activities:
    Purchase of equipment and leasehold improvements .                  (8,752)         (55,229)           (258,244)
    Patent and trademark costs .......................                 (10,724)          (3,440)           (273,166)
    Deposit ..........................................                                                       (5,000)
                                                                   -----------      -----------         -----------
      Net cash used in investing activities ..........                 (19,476)         (58,669)           (536,410)
                                                                   -----------      -----------         -----------
Cash flows from financing activities:
    Warrant conversion ...............................                                                      629,204
    Borrowings from stockholders .....................                                                      253,623
    Repayment to stockholders ........................                                                     (106,074)
    Sale of common stock and units ...................                                                    7,219,417
    Sale of option to purchase units .................                                                          100
    Public offering costs ............................                                                   (1,343,502)
                                                                   -----------      -----------         -----------
      Net cash provided by
         financing activities ........................                                                    6,652,768
                                                                   -----------      -----------         -----------
NET INCREASE (DECREASE) IN CASH ......................                (406,865)        (469,434)          1,680,888
Cash at beginning of period ..........................               2,087,753        2,998,375
                                                                   -----------      -----------         -----------
CASH AT END OF PERIOD ................................             $ 1,680,888      $ 2,528,941         $ 1,680,888
                                                                   ===========      ===========         ===========

See notes to condensed financial statements.

                              SYMBOLLON CORPORATION
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Description of Business:

         Symbollon Corporation (the "Company") was originally incorporated as an Illinois corporation on July 15, 1986 as Symbollon, Inc. On May 21, 1991, Symbollon, Inc. was merged into Symbollon Corporation, a newly formed Massachusetts corporation (which was subsequently reincorporated in Delaware in August 1993), to carry on the business of Symbollon Inc. Except where otherwise indicated, references to the Company in these financial statements and notes thereto include the activities of Symbollon, Inc.

         The Company was formed to develop and commercialize proprietary enzyme-based products for infection control and treatment in biomedical and bioagricultural industries.

         The Company is in the development stage and its efforts since inception have been principally devoted to research and development, securing patent and trademark protection and raising capital. In connection with its research and development efforts, several grants under the Small Business Innovation Research program concerning the Company's technology have been funded and additional grants are being pursued. Management of the Company anticipates that additional losses will be incurred as these efforts are pursued. In December 1993, the Company completed an initial public offering of its securities. Management of the Company expects that existing funds, together with anticipated future revenues, will enable the Company to fund its operations for the twelve months following March 31, 1996. Management anticipates that it will require additional funds thereafter.

         In 1995, the Company signed a marketing and supply agreement for its first product and commenced shipping.

Note B - Accounting Policies and Disclosure:

         The accompanying unaudited financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 1995 filed with the Securities and Exchange Commission.

         In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

         The Company is a development stage company. Since inception of the Company's predecessor in 1986, the Company's efforts have been principally devoted to research and development, securing patent and trademark protection and raising capital, most of which efforts commenced after May 1991. Except for revenue earned since 1995 on sales of IodoZyme, the Company's sole revenue to date has been from licensing/option arrangements with corporate partners and interest income.

Results of Operations

         Symbollon's net loss increased by $98,909 or 22.7% from $435,309 in the three month period ended March 31, 1995 to $534,218 in the comparable 1996 period. This increase resulted primarily from increased development efforts and decreased license/option revenues and interest income, partially offset by decreased manufacturing costs and general and administrative expenses. The Company expects to continue to incur operating losses for the foreseeable future.

         Product revenues from sales of IodoZyme decreased by $1,911 or 12.6% from $15,196 in the three month period ended March 31, 1995 to $13,285 in the comparable 1996 period. However, manufacturing costs decreased by $51,130 or 88.2% from $57,991 in the three month period ended March 31, 1995 to $6,861 in the comparable 1996 period. Thus, the gross profit margin on product sales increased from (281.6)% in the three month period ended March 31, 1995 to 48.4% in the comparable 1996 period. The increase in the gross profit margin on product sales was primarily due to resolution of prior period manufacturing problems, and reduced labor costs associated with certain manufacturing activities now being internally performed.

         License/option revenues decreased by $25,000 or 100% from $25,000 in the three month period ended March 31, 1995 to zero in the comparable 1996 period. This decrease resulted from revenues generated from research and development contracts with corporate partners not in existence during the three month period ended March 31, 1996.

         General and administrative expenses decreased by $29,531 or 11.9% from $247,898 in the three month period ended March 31, 1995 to $218,367 in the comparable 1996 period. This decrease resulted from lower salaries and related costs. Research and development expenses increased by $135,384 or 64.5% from $209,937 in the three month period ended March 31, 1995 to $345,321 in the comparable 1996 period. This increase resulted from increased development expenses, including third party testing and consultant fees, related to the preparation of the 510(k) filing with the Federal Food and Drug Administration covering the Company's high level disinfectant formulation.

Liquidity and Capital Resources

         The Company has funded its activities through proceeds from Class A Warrant exercises, its IPO and prior thereto through loans from principal stockholders and private placements of equity and debt securities. Independent research and development activities regarding the Company's technology has been funded through SBIR grants received and administered by Biomedical Development Corporation. As of March 31, 1996, the Company had working capital of $1,536,658.

         The Company has had no significant revenue and has incurred a cumulative loss through March 31, 1996 of $4,961,882. However, the Company believes that it has the necessary liquidity and capital resources, together with anticipated future revenues, to sustain planned operations for the twelve months following March 31, 1996. In the event that the Company's internal estimates relating to its planned revenues or expenditures prove materially inaccurate, the Company may be required to reallocate funds among its planned activities and curtail certain planned expenditures. In any event, the Company anticipates that it will require additional funds after March 31, 1997.

         During the remainder of 1996, the Company anticipates paying approximately $210,000 as compensation for its current executive officers, and approximately $35,250 for lease payments on its facilities. Planned capital expenditures for the remainder of fiscal 1996 are expected to be approximately $38,000, of which approximately $15,000 is for manufacturing equipment, $6,000 is for research and development equipment and the remainder is for general office needs. The Company is also committed to repay a promissory note which became due in June, 1995 in the amount of $47,549, plus accrued interest, on demand by its holder. At December 31,1995, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $4,125,000 expiring through 2010.

Part II - Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  See Index to Exhibits on Page E-1.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                      SYMBOLLON CORPORATION

Date:  May 14, 1996                   By: /S/ Paul C. Desjourdy
                                          ---------------------
                                           Paul C. Desjourdy, Vice President/CFO
                                           and authorized signatory

                              SYMBOLLON CORPORATION

                                INDEX TO EXHIBITS

                                                                          PAGE #

11.1     Statement re: Computation of Earnings per Share.