Form 10QSB
period 1996-06-30
SYMBOLLON CORP
filed 1996-08-14
CIK 912086

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ____________


COMMISSION FILE NUMBER   0-22872
                        ---------

                             SYMBOLLON CORPORATION
- --------------------------------------------------------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

         Delaware                                      36-3463683
- ----------------------------------                ----------------------
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


                     122 Bost Post Road, Sudbury, MA 01776
- --------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  508-443-0165
- --------------------------------------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


- --------------------------------------------------------------------------------
        (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                               SINCE LAST REPORT)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                               ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                          August 12, 1996
                                          ---------------
        Class A Common Stock                 1,283,699
        Class B Common Stock                 1,199,713

Transitional Small Business Disclosure Format (check one):

            Yes             No   X
               -----           -----

                              SYMBOLLON CORPORATION
                          (a development stage company)

                                      INDEX
                                      -----

                                                                        PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Unaudited Condensed Balance Sheets
                   - June 30, 1996 and December 31, 1995                  1

              Unaudited Condensed Statements of Operations
                   and Deficit Accumulated During the Development
                   Stage - For the six and three months
                   ended June 30, 1996 and June 30, 1995                  2

              Unaudited Condensed Statements of Cash Flows
                   - For the six  months ended June 30, 1996
                   and June 30, 1995                                      3

              Notes to the Unaudited Condensed Financial Statements       4

     Item 2.  Management's Discussion and Analysis
                   or Plan of Operation                                   5

PART II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders         7

     Item 5.  Other Information                                           8

     Item 6.  Exhibits and Reports on Form 8-K                            8

SIGNATURE                                                                 8

INDEX TO EXHIBITS                                                         9

                         Part I - Financial Information


Item 1 - Financial Statements

                                          SYMBOLLON CORPORATION
                                      (a development stage company)

                                          CONDENSED BALANCE SHEETS

                                     ASSETS
                                                                                June 30,          December 31,
                                                                                  1996                1995
                                                                                ---------         ------------
Current assets:                                                                (unaudited)
    Cash and cash equivalents ..........................................      $ 1,794,322         $ 2,087,753
    Accounts receivable ................................................           20,488              30,870
    Inventory ..........................................................           49,316              31,279
    Prepaid expenses ...................................................           62,921              80,554
                                                                              -----------         -----------
        Total current assets ...........................................      $ 1,927,047         $ 2,230,456
Equipment and leasehold improvements, net of
 accumulated depreciation ..............................................          145,481             159,990
Other assets:
    Patent and trademark cost, net of accumulated amortization .........          117,936              90,099
    Deposit ............................................................            5,000               5,000
                                                                              -----------         -----------

        TOTAL ..........................................................      $ 2,195,464         $ 2,485,545
                                                                              ===========         ===========

                                   LIABILITIES
Current liabilities:
    Accounts payable ...................................................      $    49,945         $    30,385
    Notes payable to stockholder .......................................           47,549              47,549
    Legal fees payable to related party ................................            4,289               4,782
    Accrued Interest ...................................................           23,649              21,989
    Other accrued professional fees ....................................          137,005               3,822
    Other current liabilities ..........................................           70,128              44,963
                                                                              -----------         -----------
        Total current liabilities ......................................          332,565             153,490

Accrued rent ...........................................................           21,500              24,500
                                                                              -----------         -----------
    Total liabilities ..................................................          354,065             177,990
                                                                              -----------         -----------

                              STOCKHOLDERS' EQUITY

Preferred stock, par value $.001 per share, 5,000,000 shares authorized, none issued
Common stock, Class A, par value $.001 per share,
 18,750,000 shares authorized, 1,265,423 and 1,283,699 shares issued at
 December 31, 1995 and June 30, 1996, respectively .....................            1,284               1,265
Common stock, Class B, par value $.001 per share,
 1,250,000 shares authorized, 1,214,713 and 1,199,713 shares issued at
 December 31, 1995 and June 30, 1996, respectively,
 each convertible into one share of Class A common stock ...............            1,200               1,215
Additional paid-in capital .............................................        6,739,288           6,732,739
Deficit accumulated during the development stage .......................       (4,900,373)         (4,427,664)
                                                                              -----------         -----------
    Total stockholders' equity .........................................        1,841,399           2,307,555

                                                                              -----------         -----------
    TOTAL ..............................................................      $ 2,195,464         $ 2,485,545
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

                             SYMBOLLON CORPORATION
                          (a development stage company)

                               CONDENSED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                                              DURING THE DEVELOPMENT STAGE

                                                                                                                      Period From
                                                                                                                     July 15, 1986
                                                            Three Months Ended             Six Months Ended         (Inception) to
                                                                 June 30,                      June 30,                June 30,
                                                          1996           1995           1996              1995           1996
                                                      -----------    -----------    ----------        ----------      ----------
                                                      (Unaudited)    (Unaudited)    (Unaudited)       (Unaudited)     (Unaudited)

Net sales .......................................    $     3,447    $    43,063     $    16,732      $    58,259      $   139,713
License fee and contract revenue ................        582,587         50,000         582,587           75,000          947,587

                                                     -----------    -----------     -----------      -----------      -----------
    Total income ................................        586,034         93,063         599,319          133,259        1,087,300

Operating Expenses:
  Manufacturing costs ...........................    $     6,653    $    21,979     $    13,514      $    79,970      $   117,114
  Research and development costs ................        307,014        224,862         652,335          434,799        3,124,465
  General and administrative expenses ...........        232,324        209,027         450,691          456,925        2,747,374
                                                     -----------    -----------     -----------      -----------      -----------
    Total operating expenses ....................        545,991        455,868       1,116,540          971,694        5,988,953
                                                     -----------    -----------     -----------      -----------      -----------

Income (Loss) from operations ...................         40,043       (362,805)       (517,221)        (838,435)      (4,901,653)

Interest and other income .......................         22,296         35,110          46,172           76,251          340,906

Interest expense ................................           (830)          (831)         (1,660)          (1,651)        (339,626)
                                                     -----------    -----------     -----------      -----------      -----------

NET INCOME (LOSS) ...............................         61,509       (328,526)       (472,709)        (763,835)      (4,900,373)

Deficit accumulated during the development stage,
 beginning of period ............................     (4,961,882)    (3,489,262)     (4,427,664)      (3,053,953)
                                                     -----------    -----------     -----------      -----------      -----------
Deficit accumulated during the development stage,
 end of period ..................................    $(4,900,373)   $(3,817,788)    $(4,900,373)     $(3,817,788)     $(4,900,373)
                                                     ===========    ===========     ===========      ===========      ===========

NET INCOME (LOSS) PER SHARE OF
 COMMON STOCK ...................................          $0.03         $(0.19)         $(0.27)          $(0.45)
                                                     ===========    ===========     ===========      ===========      ===========

Weighted average number of common
 shares outstanding .............................      1,780,136      1,700,000       1,780,136        1,700,000
                                                     ===========    ===========     ===========      ===========      ===========

See notes to condensed financial statements.

                                              SYMBOLLON CORPORATION
                                          (a development stage company)

                                        CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                          Period From
                                                                                                          July 15, 1986
                                                                            Six Months Ended             (Inception) to
                                                                                June 30,                    June 30,
                                                                        1996              1995               1996
                                                                   ---------------- -----------------    -------------------
                                                                     (Unaudited)      (Unaudited)         (Unaudited)

Cash flows from operating activities:
    Net loss ..............................................     $ (472,709)       $ (763,835)              $(4,900,373)
    Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Depreciation and amortization expense ...............         30,004            27,631                   291,849
      Amortization of debt issuance costs                                                                      130,000
      Accrued rent ........................................         (4,500)           (1,500)                   20,000
      Changes in operating assets and liabilities:
        Accounts receivable ...............................         10,382            (9,750)                  (20,488)
        Inventory .........................................        (18,037)            8,262                   (49,316)
        Prepaid expenses ..................................         17,633            39,430                   (62,921)
        Deferred revenue ..................................                          112,500
        Accounts payable and other current liabilities ....        179,075           (31,113)                  285,016
                                                                ----------        ----------               -----------
        Net cash used in
        operating activities ..............................       (258,152)         (618,375)               (4,306,233)
                                                                ----------        ----------               -----------
Cash flows from investing activities:
    Purchase of equipment and leasehold improvements ......         (4,406)          (57,735)                 (253,898)
    Patent and trademark costs ............................        (37,425)             (700)                 (299,867)
    Deposit ...............................................                                                     (5,000)
                                                                ----------        ----------               -----------
      Net cash used in investing activities ...............        (41,831)          (58,435)                 (558,765)
                                                                ----------        ----------               -----------
Cash flows from financing activities:
    Warrant conversion ....................................                                                    629,204
    Borrowings from stockholders ..........................                                                    253,623
    Repayment to stockholders .............................                                                   (106,074)
    Sale of common stock and units ........................          6,552                                   7,225,969
    Sale of option to purchase units ......................                                                        100
    Public offering costs .................................                                                 (1,343,502)
                                                                ----------        ----------               -----------
      Net cash provided by
      financing activities ................................          6,552                                   6,659,320
                                                                ----------        ----------               -----------
NET INCREASE (DECREASE) IN CASH ...........................       (293,431)         (676,810)                1,794,322
Cash at beginning of period ...............................      2,087,753         2,998,375
                                                                ----------        ----------               -----------
CASH AT END OF PERIOD .....................................     $1,794,322        $2,321,565               $ 1,794,322
                                                                ==========        ==========               ===========

See notes to condensed financial statements.

                              SYMBOLLON CORPORATION
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Description of Business:
         -----------------------

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

Note B - Accounting Policies and Disclosure:
         ----------------------------------

     The accompanying unaudited financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 1995 filed with the Securities and Exchange Commission.

     In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the six and three-month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The Company is a development stage company. Since inception of the Company's predecessor in 1986, the Company's efforts have been principally devoted to research and development, securing patent and trademark protection and raising capital, most of which efforts commenced after May 1991. Except for revenue earned since 1995 on sales of IodoZyme, the Company's sole revenue to date has been from research and development contracts with corporate partners and interest income.

Forward-Looking Statements

     Any statements set forth below or otherwise made in writing or orally by the Company with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company makes such statements based on assumptions which it believes to be reasonable, the Company's business is subject to significant risks and there can be no assurance that actual results will not differ materially from the Company's expectations. Accordingly, the Company hereby identifies the following important factors, among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Company in any such forward-looking statements: (i) the timely development and acceptance of new products, (ii) the achievement of product development milestones by the Company's corporate partners, (iii) the timely receipt of regulatory clearances required to market the Company's proposed products, and (iv) the continued sale of IodoZyme, the Company's only product.

Results of Operations

     Symbollon experienced net losses for the six month periods ended June 30, 1996 and 1995 and the three month period ended June 30, 1995 of $472,709, $763,835 and $328,526, respectively, and had net income of $61,509 for the three month period ended June 30, 1996. The net income for the three month period ended June 30, 1996 was primarily the result of $582,587 of license/contract revenues being realized during that period due to a new research and development contract. However, the Company expects to incur additional operating losses in the foreseeable future.

     Product revenues from sales of IodoZyme for the three and six month periods ended June 30, 1996 were $3,447 and $16,732, respectively, reflecting a decrease of $39,616 (or 92.0%) and $41,527 (or 71.3%), respectively, from the product sales in the comparable 1995 periods. IodoZyme sales were below the 1996 sales forecast during the first half of the year, and the Company has no reason to believe that sales will materially increase during the second half of 1996.

     Manufacturing costs for IodoZyme for the three and six month periods ended June 30, 1996 were $6,653 and $13,514, respectively, reflecting a decrease of $15,326 (or 69.7%) and $66,456 (or 83.1%), respectively, from the manufacturing costs in the comparable 1995 periods. Thus, the gross profit margin on product sales for the three and six month periods ended June 30, 1996 were (93.0)% and 19.2%, respectively, compared to 49% and (37.3)% in the comparable 1995 periods. The decrease in the gross profit margin on product sales for the three month period ended June 30, 1996, from the comparable 1995 period, was primarily due to low sales volume. The increase in the gross profit margin on product sales for the six month period ended June 30, 1996, from the comparable 1995 period, was primarily due to resolution of prior period manufacturing problems, and reduced labor costs associated with certain manufacturing activities now being internally performed, partially offset by increased per unit overhead due to low sales volume.

     General and administrative expenses for the three and six month periods ended June 30, 1996 were $232,324 and $450,691, respectively, reflecting an increase (decrease) of $23,297 (or 11.2%) and $(6,234) (or (1.4)%), respectively, from the general and administrative expenses in the comparable 1995 periods. General and administration expenses remain stable as the Company continues to focus on cost containment. Research and development expenses for the three and six month periods ended June 30, 1996 were $307,014 and $652,335, respectively, reflecting an increase of $82,152 (or 36.5%) and $217,536 (or 50.0%), respectively, from the research and development expenses in the comparable 1995 periods. These increases resulted from increased development expenses, including third party testing and consultant fees, related to the preparation of the 510(k) filing with the Federal Food and Drug Administration covering the Company's high level disinfectant formulation.

Liquidity and Capital Resources

     The Company has funded its activities through proceeds from Class A Warrant exercises, its IPO and prior thereto through loans from principal stockholders and private placements of equity and debt securities. Independent research and development activities regarding the Company's technology have been funded through SBIR grants received and administered by Biomedical Development Corporation. As of June 30, 1996, the Company had working capital of $1,594,482.

     The Company has had no significant product revenue and has incurred a cumulative loss through June 30, 1996 of $4,900,373. However, the Company believes that it has the necessary liquidity and capital resources, together with anticipated future revenues, to sustain planned operations for the twelve months following June 30, 1996. In the event that the Company's internal estimates relating to its planned revenues or expenditures prove materially inaccurate, the Company may be required to reallocate funds among its planned activities and curtail certain planned expenditures. In any event, the Company anticipates that it will require additional funds after June 30, 1997.

     During the remainder of 1996, the Company anticipates paying approximately $140,000 as compensation for its current executive officers, and approximately $24,000 for lease payments on its facilities. Planned capital expenditures for the remainder of fiscal 1996 are expected to be approximately $2,000 for research and development equipment. The Company is also committed to repay a promissory note which became due in June, 1995 in the amount of $47,549, plus accrued interest, on demand by its holder. At December 31,1995, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $4,125,000 expiring through 2010.


Part II - Other Information

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following items were submitted to a vote of the stockholders at the Company's Annual Meeting on May 15, 1996:

     1. Election of Directors. The following directors were elected:

                                                     Votes
                                ---------------------------------------------
                                For                 Against          Withheld
                                ---------           -------          --------
      James C. Richards         5,656,490              0                 0
      Jack H. Kessler           5,656,490              0                 0
      Lowell S. Smith           5,656,490              0                 0
      Edward A. Mason           5,656,490              0                 0
      Stuart M. Paley           5,656,490              0                 0
      Irwin M. Rosenthal        5,656,490              0                 0

     2. Ratification of Richard A. Eisner & Company, LLP as the independent auditors of the Company:

                                    Votes                           .
                   ---------------------------------------
                   For              Against       Withheld
                   ---------        -------       --------
                   6,868,116          365          13,825

     3. Proposal to amend the Symbollon Corporation 1993 Stock Option Plan:

                                    Votes                           .
                   ---------------------------------------
                   For              Against       Withheld
                   ---------        -------       --------
                   6,376,363        16,170          8,650

     Each item identified above was fully described in the Company's Proxy Statement for the Annual Meeting of Stockholders. Each item received the necessary votes for approval.

ITEM 5.  OTHER INFORMATION

     On May 14, 1996, the Company entered into a Collaboration and License Agreement with Oclassen Pharmaceuticals, Inc. to develop dermatological products based on the Company's chemistry. Under the terms of the agreement, Oclassen obtains exclusive marketing rights in the United States and Canada for dermatological products that are developed based on Symbollon's iodine technology. Symbollon retains the rights to the rest of the world. So long as the Agreement is in effect, Oclassen will make a series of milestone payments to Symbollon based on the passage of time or the occurrence of certain events, plus royalty payments on product sales and reimbursement of Symbollon's development efforts under the agreement.

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

                                    SYMBOLLON CORPORATION

Date:  August 13, 1996              By: /S/ Paul C. Desjourdy
                                        ---------------------
                                        Paul C. Desjourdy, Vice President/CFO
                                        and authorized signatory

                              SYMBOLLON CORPORATION

                                INDEX TO EXHIBITS

                                                                          PAGE #

10.5 Employment Agreement, effective July 1, 1996, between the Company and Paul C. Desjourdy

10.15 Collaboration and License Agreement, dated May 14, 1996 between the Company and Oclassen Pharmaceuticals, Inc.

11.1   Statement re: Computation of Earnings per Share.