Form 10QSB
period 1996-09-30
SYMBOLLON CORP
filed 1996-11-06
CIK 912086

                                    Page - 1

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
| |      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission file number  0-22872
                       ---------

                              SYMBOLLON CORPORATION
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Delaware                            36-3463683
-------------------------------            ------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)

                    122 Boston Post Road, Sudbury, MA 01776
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  508-443-0165
-------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                    October 15, 1996
                                    -----------------
        Class A Common Stock            1,287,137
        Class B Common Stock            1,196,275

Transitional Small Business Disclosure Format (check one):

                    Yes             No    X
                        --------       --------

                                    Page - 2


                             SYMBOLLON CORPORATION
                         (a development stage company)

                                     INDEX
                                    -------
                                                                           PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Unaudited Condensed Balance Sheets
                    - September 30, 1996 and December 31, 1995               1

              Unaudited Condensed Statements of Operations
                    and Deficit Accumulated During the Development
                    Stage - For the nine and three months
                    ended September 30, 1996 and September 30, 1995          2

              Unaudited Condensed Statements of Cash Flows - For the nine months ended September 30, 1996
                    and September 30, 1995                                   3

              Notes to the Unaudited Condensed Financial Statements          4

     Item 2.  Management's Discussion and Analysis
                     or Plan of Operation                                    5

PART II.  OTHER INFORMATION

     Item 5.  Other Information                                              7

     Item 6.  Exhibits and Reports on Form 8-K                               7

SIGNATURE                                                                    7

INDEX TO EXHIBITS                                                            8

                                    Page - 3



                         Part I - Financial Information

Item 1 - Financial Statements

                             SYMBOLLON CORPORATION
                         (a development stage company)

                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                                                          September 30,     December 31,
                                                                              1996                1995
                                                                          -------------     ------------
Current assets:                                                            (unaudited)
  Cash and cash equivalents............................................... $ 1,908,683      $ 2,087,753
  Accounts receivable.....................................................      23,414           30,870
  Inventory...............................................................      30,415           31,279
  Prepaid expenses........................................................      30,346           80,554
                                                                           -----------      -----------
        Total current assets.............................................. $ 1,992,858      $ 2,230,456

Equipment and leasehold improvements, net of
 accumulated depreciation.................................................     134,560          159,990
Other assets:
    Patent and trademark cost, net of accumulated amortization............     123,169           90,099
Deposit...................................................................       5,000            5,000
                                                                          ------------      -----------
        TOTAL............................................................. $ 2,255,587      $ 2,485,545
                                                                          ============      ===========

                                   LIABILITIES
Current liabilities:
  Accounts payable........................................................ $    26,289      $    30,385
  Notes payable to stockholder............................................                       47,549
  Legal fees payable to related party.....................................      18,326            4,782
  Accrued Interest........................................................                       21,989
  Other accrued professional fees.........................................      20,894            3,822
  Other current liabilities...............................................      76,407           44,963
                                                                          ------------      -----------
        Total current liabilities.........................................     141,916          153,490

Accrued rent..............................................................      17,750           24,500
                                                                          ------------      -----------
        Total liabilities.................................................     159,666          177,990
                                                                          ------------      -----------

                               STOCKHOLDERS' EQUITY

Preferred stock, par value $.001 per share, 5,000,000 shares authorized
 Convertible Preferred Stock, Series A, $.001 par value, 444,444 shares
 issued at September 30, 1996 (liquidation preference $500,000)...........         444
Common stock, Class A, par value $.001 per share,
 18,750,000 shares authorized, 1,265,423 and 1,287,137 shares issued at
 December 31, 1995 and September 30, 1996, respectively...................       1,287            1,265
Common stock, Class B, par value $.001 per share,
 1,250,000 shares authorized,  1,214,713 and 1,196,275 shares issued at
 December 31, 1995 and September 30, 1996, respectively,
 each convertible into one share of Class A common stock..................       1,196            1,215
Additional paid-in capital................................................   7,238,843        6,732,739
Deficit accumulated during the development stage..........................  (5,145,849)      (4,427,664)
                                                                          ------------      -----------
     Total stockholders' equity...........................................   2,095,921        2,307,555
                                                                          ------------      -----------

        TOTAL............................................................. $ 2,255,587       $ 2,485,545
                                                                          ============      ===========

See notes to condensed financial statements.

                                    Page - 4


                             SYMBOLLON CORPORATION
                          (a development stage company)

           CONDENSED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                          DURING THE DEVELOPMENT STAGE

                                                                                                               Period From
                                                                                                              July 15, 1986
                                                        Three Months Ended           Nine Months Ended       (Inception) to
                                                           September 30,               September 30,          September 30,
                                                         1996         1995           1996          1995           1996
                                                     -----------   -----------    -----------   -----------    -----------
                                                     (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)    (Unaudited)
Net sales.........................................   $    33,509   $    23,319    $    50,241   $    81,578    $   173,222
License fee and contract revenue..................        51,529        87,500        634,116       162,500        999,116
                                                     -----------   -----------    -----------   -----------    -----------
        Total income..............................        85,038       110,819        684,357       244,078      1,172,338

Operating Expenses:
    Manufacturing costs...........................   $    22,665   $     4,959    $    36,179   $    84,929    $   139,779
    Research and development costs................       220,417       249,305        872,752       684,104      3,344,882
    General and administrative expenses...........       110,565       211,370        561,256       668,295      2,857,939
                                                     -----------   -----------    -----------   -----------    -----------
        Total operating expenses..................       353,647       465,634      1,470,187     1,437,328      6,342,600
                                                     -----------   -----------    -----------   -----------    -----------

Loss from operations..............................      (268,609)     (354,815)      (785,830)   (1,193,250)    (5,170,262)

Interest and other income.........................        23,543        35,982         69,715       112,233        364,449

Interest expense..................................          (410)         (839)        (2,070)       (2,490)      (340,036)
                                                     -----------   -----------    -----------   -----------    -----------

NET LOSS..........................................      (245,476)     (319,672)      (718,185)   (1,083,507)    (5,145,849)

Deficit accumulated during the development stage,
 beginning of period..............................    (4,900,373)   (3,817,788)    (4,427,664)   (3,053,953)
                                                     -----------   -----------    -----------   -----------    -----------
Deficit accumulated during the development stage,
 end of period....................................   $(5,145,849)  $(4,137,460)   $(5,145,849)  $(4,137,460)   $(5,145,849)
                                                     ===========   ===========    ===========   ===========    ===========

NET LOSS PER SHARE OF
 COMMON STOCK.....................................   $     (0.12)  $     (0.18)   $     (0.39)  $     (0.63)
                                                     ===========   ===========    ===========   ===========

Weighted average number of common
 shares outstanding...............................     2,015,296     1,757,047      1,859,095     1,719,225
                                                     ===========   ===========    ===========   ===========

See notes to condensed financial statements.

                                    Page - 5


                             SYMBOLLON CORPORATION
                         (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                           Period From
                                                                                          July 15, 1986
                                                                Nine Months Ended        (Inception) to
                                                                  September 30,           September 30,
                                                                1996          1995           1996
                                                             -----------   -----------    -----------
                                                             (Unaudited)   (Unaudited)    (Unaudited)
Cash flows from operating activities:
    Net loss..............................................   $  (718,185)  $(1,083,507)   $(5,145,849)
    Adjustments  to  reconcile  net  loss to net
    cash  provided  by  (used  in) operating activities:
      Depreciation and amortization expense...............        45,006        42,304        306,851
      Amortization of debt issuance costs.................                                    130,000
      Accrued rent........................................        (6,750)       (2,250)        17,750
      Changes in operating assets and liabilities:
        Accounts receivable...............................         7,456       (17,355)       (23,414)
        Inventory.........................................           864        46,200        (30,415)
        Prepaid expenses..................................        50,208        61,047        (30,346)
        Deferred revenue..................................                      25,000
        Accounts payable and other current liabilities....        35,975       (18,443)       141,916
                                                             -----------   -----------    -----------
        Net cash used in
        operating activities..............................      (585,426)     (947,004)    (4,633,507)
                                                             -----------   -----------    -----------
Cash flows from investing activities:
    Equipment and leasehold improvements costs............        (7,333)      (69,929)      (256,825)
    Patent and trademark costs............................       (45,314)      (22,319)      (307,756)
    Deposit...............................................                                     (5,000)
                                                             -----------   -----------    -----------
      Net cash used in investing activities...............       (52,647)      (92,248)      (569,581)
                                                             -----------   -----------    -----------
Cash flows from financing activities:
    Warrant conversion....................................                     629,204        629,204
    Borrowings from stockholders..........................         2,451                      256,074
    Repayment to stockholders.............................                                   (106,074)
    Sale of common stock and units........................         6,552                    7,225,969
    Sale of preferred stock...............................       450,000                      450,000
    Sale of option to purchase units......................                                        100
    Public offering costs.................................                                 (1,343,502)
                                                             -----------   -----------    -----------
      Net cash provided by
      financing activities................................       459,003       629,204      7,111,771
                                                             -----------   -----------    -----------
NET INCREASE (DECREASE) IN CASH...........................      (179,070)     (410,048)     1,908,683
Cash at beginning of period...............................     2,087,753     2,998,375
                                                             -----------   -----------    -----------
CASH AT END OF PERIOD.....................................   $ 1,908,683   $ 2,588,327    $ 1,908,683
                                                             ===========   ===========    ===========

See notes to condensed financial statements.

                                    Page - 6


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

         In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the nine and three-month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

Note C - Preferred Stock Issuance:

         During the third quarter of 1996 the Company completed a private placement of 444,444 shares of a new series of convertible preferred stock at a price of $1.125 per share. The preferred stock is convertible at any time into an equal number of shares of Class A Common Stock, and after one year, the conversion rate is subject to adjustment based on the future price of the Class A Common Stock. In exchange for the shares issued in the private placement, the Company received net cash proceeds of approximately $450,000 and canceled $50,000 of principal and accrued interest on a demand promissory note.

                                    Page - 7


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

Results of Operations

         Symbollon's net loss for the three and nine month periods ended September 30, 1996 were $245,476 and $718,185, respectively, reflecting a decrease of $74,196 (or 23.2%) and $365,322 (or 33.7%), respectively, from the net loss in the comparable 1995 periods. The decrease for the three-month period resulted primarily from decreased general and administrative expenses. The decrease for the nine-month period resulted primarily from increased license/contract revenues from a new research and development contract and decreased general and administrative expenses, partially offset by increased research and development expenses. The Company expects to incur additional operating losses in the foreseeable future.

         Product revenues from sales of IodoZyme for the three month period ended September 30, 1996 were $33,509, reflecting an increase of $10,190 (or 43.7%) from the product sales in the comparable 1995 period. Product revenues from sales of IodoZyme for the nine month period ended September 30, 1996 were $50,241, reflecting a decrease of $31,337 (or 38.4%) from the product sales in the comparable 1995 period. IodoZyme sales remain below the year-to-date 1996 sales forecast, and the Company has no reason to believe that sales will materially increase during the remainder of 1996.

                                    Page - 8


         The gross profit margin on product sales for the three month period ended September 30, 1996 was 32.4%, compared to 78.7% in the comparable 1995 period. The gross profit margin on product sales for the nine month period ended September 30, 1996 was 28%, compared to (4.1)% in the comparable 1995 period.
The increase in the gross profit margin on product sales for the nine month period ended September 30, 1996, from the comparable 1995 period, was primarily due to resolution of prior period manufacturing problems, and reduced labor costs associated with certain manufacturing activities now being internally performed, partially offset by increased per unit overhead due to low sales volume.

         General and administrative expenses for the three and nine month periods ended September 30, 1996 were $110,565 and $561,256, respectively, reflecting a decrease of $100,805 (or 47.7%) and $107,039 (or 16%), respectively, from the general and administrative expenses in the comparable 1995 periods. The decreases resulted primarily from general decreases in salaries and other labor related costs, and professional and other consulting fees, partially offset by increased insurance costs. Research and development expenses for the three month period ended September 30, 1996 were $220,417, reflecting a decrease of $28,888 (or 11.6%) in the comparable 1995 period. Research and development expenses for the nine month period ended September 30, 1996 were $872,752, reflecting an increase of $188,648 (or 27.6%) in the comparable 1995 period. The increase for the nine month period ended September 30, 1996 resulted from increased development expenses, including third party testing and consultant fees, related to the preparation of the 510(k) filing with the Federal Food and Drug Administration (the "FDA") covering the Company's high level disinfectant formulation. The Company filed the 510(k) premarket notification with the FDA on August 30, 1996.

Liquidity and Capital Resources

         The Company has funded its activities through proceeds from Class A Warrant exercises, its IPO and private placements of equity and debt securities and through loans from principal stockholders. Independent research and development activities regarding the Company's technology have been funded through SBIR grants received and administered by Biomedical Development Corporation. As of September 30, 1996, the Company had working capital of $1,850,942.

         The Company has had no significant product revenue and has incurred a cumulative loss through September 30, 1996 of $5,145,849. However, the Company believes that it has the necessary liquidity and capital resources, together with anticipated future revenues, to sustain planned operations for the twelve months following September 30, 1996. In the event that the Company's internal estimates relating to its planned revenues or expenditures prove materially inaccurate, the Company may be required to reallocate funds among its planned activities and curtail certain planned expenditures. In any event, the Company anticipates that it will require additional funds after September 30, 1997.

                                    Page - 9


         During the remainder of 1996, the Company anticipates paying approximately $70,000 as compensation for its current executive officers, and approximately $12,750 for lease payments on its facilities. At December 31,1995, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $4,125,000 expiring through 2010.

Part II - Other Information

Item 5.  Other Information

         In August of 1996, the Company completed a private placement of 444,444 shares of a new series of preferred stock at a price of $1.125 per share (the purchase price was equal to the average market bid price of the common stock over the five days prior to closing). The purchasers consisted of two individual investors, one of which was Dr. Kessler, an executive officer and principal stockholder of the Company. Of the total 444,444 shares, 44,444 shares were purchased by Dr. Kessler in exchange for cancellation of principal and accrued interest on a demand promissory note. The preferred stock is convertible at any time into an equal number of shares of Class A Common Stock. After one year, however, if the price of the common stock is below $1.125, the conversion rate will be adjusted to increase the amount of common stock issuable by an approximate 20% premium over a pro rata adjustment for the decline in stock price. Purchasers in the private placement were granted certain demand and piggyback registration rights with respect to the underlying stock. The net cash proceeds from this private placement (approximately $450,000) will be used to fund the Company's ongoing development efforts.

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

                                    SYMBOLLON CORPORATION

Date:  November 4, 1996             By: /S/ Paul C. Desjourdy
                                        ---------------------
                                        Paul C. Desjourdy, Vice President/CFO
                                        and authorized signatory

                                   Page - 10


                             SYMBOLLON CORPORATION

                               INDEX TO EXHIBITS

                                                                          Page #

3.1      Certificate of Incorporation, including Certificate of
         Designations, Preferences and Rights of Series A Preferred Stock
         of the Company...................................................

10.16    Stock Purchase Agreement, dated August 14, 1996, among the
         Company, Anthony J. Cantone and Jack H. Kessler..................

11.1     Statement re: Computation of Earnings per Share..................

27.1     Financial Data Schedule..........................................