Form 10KSB
period 1996-12-31
SYMBOLLON CORP
filed 1997-03-28
CIK 912086

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                       ----------------------------------
                                   FORM 10-KSB

(Mark One)
[ x ] ANNUAL  REPORT  UNDER  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1996
                                       OR
[   ] TRANSITION  REPORT  UNDER  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE  ACT OF 1934 for the  transition  period  from _____  to _______

                         Commission file number 0-22872

                              SYMBOLLON CORPORATION
                 (Name of small business issuer in its charter)

              Delaware                                   36-3463683
      (State of incorporation)             (I.R.S. employer identification no.)

        122 Boston Post Road                           (508) 443-0165
    Sudbury, Massachusetts 01776                 (Issuer's telephone number)
(Address of principal executive offices)

      Securities registered under Section 12(b) of the Exchange Act:

                                      None

      Securities registered under Section 12(g) of the Exchange Act:

  Units, each consisting of one share of Class A Common Stock, $.001 par value per share, one Redeemable Class A Warrant and one Redeemable Class B Warrant
                                (Title of class)

                 Class A Common Stock, $.001 par value per share
                                (Title of class)

   Redeemable Class A Warrants, each Redeemable Class A Warrant entitling the holder to purchase one share of Class A Common Stock and one Redeemable
                                 Class B Warrant
                                (Title of class)

   Redeemable Class B Warrants, each Redeemable Class B Warrant entitling the holder to purchase one share of Class A Common Stock
                                (Title of class)

    Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

    The issuer's revenues for its most recent fiscal year (year ended December 31, 1996) were $762,897.

    As of March 21, 1997, the aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer was approximately $2,831,843 based upon the closing price of such stock on that date.

    As of March 21, 1997, 2,468,790 shares of Class A Common Stock and 15,738 shares of Class B Common Stock of the issuer were outstanding.
See "Market for Common Equity and Related Stockholder Matters."

    Transitional Small Business Disclosure Format (check one): Yes ___  No _X_

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the Proxy Statement for the 1997 Annual Meeting -- Part III

                                     PART I

Item 1.  Description of Business

General Background

         Symbollon Corporation (the "Company" or "Symbollon") is engaged in research, development and commercialization of proprietary iodine-based pharmaceutical agents, disinfectants, antiseptics and sanitizers (collectively referred to as "applications"). The Company is a Delaware corporation incorporated in August 1993 and is the successor by merger to a Massachusetts corporation of the same name incorporated in May 1991 which was the successor by merger to an Illinois corporation which was incorporated in July 1986.

The Company's Technology

         The Company has developed proprietary iodine technologies that the Company believes addresses many of the issues associated with the use of iodine. The technologies control the equilibrium ratio of molecular iodine (I2), which is lethal to microorganisms, to other inactive species of iodine in solution.
The Company believes that this will enable it to produce iodine-based applications having advantages over currently available iodine-based products. By increasing the equilibrium ratio of molecular iodine to other iodine species in solution, the Company's current and proposed products will have greater killing power per unit of total iodine. The Company believes that this feature will enable its current and proposed products to utilize less iodine and therefore minimize or eliminate some of the negative characteristics associated with the use of iodine.

         In addition, unlike other iodine-based products, which are generally sold in solution, applications based on the Company's technologies may be sold in either solid form such as tablets or powders or in combinations of liquids, powders and gels which are easier and cheaper to ship and store than the corresponding liquid-based products.

         Overall, the Company believes that the major strengths of its patented technologies are the minimization of staining and color associated with iodine, broad spectrum of antimicrobial activity, rapidity of cidal activity, safe residues, no known resistance, and no environmental disposal concerns. The primary weaknesses of the Company's technologies are the inconvenience of a multi-part delivery system and the potential for staining and corrosivity.

Initial Product

         The Company focused a majority of its initial development efforts regarding its technologies on a bovine teat sanitizer, marketed as "IodoZyme(R)". The Company co-developed IodoZyme with West Agro, Inc. of Kansas City, MO ("West Agro"), a subsidiary of the Tetra Laval Group and a leading manufacturer and distributor of iodophor-based products for dairy use. In January 1995, the Company and West Agro signed a marketing and supply agreement covering IodoZyme, and the Company began shipping IodoZyme to West Agro in early 1995. Pursuant to this agreement, West Agro was granted the exclusive worldwide right to market, distribute, promote and sell IodoZyme. Under the agreement, the Company manufactures and supplies West Agro with IodoZyme in finished product form.

         Total product sales from IodoZyme for 1995 and 1996 were $122,981 and $117,906, respectively. Substantially all sales were in the United States. West Agro, through its foreign affiliates, has begun the registration process in several foreign markets, for which clearances must be received prior to sales in those foreign markets.

         The Company's invoice terms are net 30 days. The Company had no firm orders for future delivery of products at year end.

Research and Product Development

         During 1996 the Company concentrated its product development work on proposed product applications for a medical and dental instrument disinfectant, a treatment for stomach ulcers, and the treatment of various dermatological diseases. Additional development efforts regarding the Company's technology for use in medical instrument sterilization and hemodialysis membrane disinfection were conducted during 1996 at various universities and other third party laboratories through grants from the Small Business Innovation Research ("SBIR") program. See "Small Business Innovation Research."

         The Company spent approximately $980,220 and $1,002,208 on research and development during the years ended December 31, 1995 and December 31, 1996, respectively. Since inception, the Company has spent approximately $3,474,338 on research and development. Under certain collaborative relationships, the Company has received payments which are reflected in the Company's financial statements as contract and license fee revenues.

         Given the Company's limited financial resources, the uncertainty of the development effort and the necessity for regulatory approval, there can be no assurance of ultimate success with respect to any product development program or that resulting products, if any, will be commercially successful. Additionally, the Company's limited resources will require substantial support for new business areas from corporate partners who would ultimately introduce the products into the marketplace. The Company's current strategic corporate partners are described below.

         Material developments in the Company's ongoing programs during fiscal 1996 are detailed below:


         Medical and Dental Instrument Disinfection

         During 1995, the Company developed a microbicidal formulation that it believed addresses issues regarding materials compatibility with respect to medical and dental instruments to be disinfected and the instrumentation performing the cleaning process. In August 1996, the Company completed the necessary testing of its potential product formulation and filed a 510(k) premarket notification with the Federal Food and Drug Administration ("FDA") regarding such formulation. In December 1996, the Company withdrew its 510(k) premarket notification filing due to concerns raised by the FDA regarding the sporicidal test results contained in the Company's 510(k) submission. The Company currently does not plan to resubmit the 510(k) application.

         Research regarding medical instrument sterilization continued during 1996 under the auspices of Biomedical Development Corporation ("BDC") through a phase II SBIR grant of $500,000 received in 1994.

         Ulcer Treatment

         In June 1995, the Company entered into an Evaluation and Option Agreement with Astra Merck Inc. ("Astra") to explore the possible use of the
Company's technology against Helicobacter pylori for the treatment of stomach ulcers. Pursuant to that agreement, during 1996 the Company continued to evaluate formulations in animal studies paid for by Astra. The Company anticipates screening additional formulations over the course of 1997. Upon completion of the studies, Astra has six months to evaluate the Company's technology and, in Astra's discretion, to negotiate a development and commercialization agreement covering the technology for use as a treatment against Helicobacter pylori in the gastrointestinal tract.

         Dermatology Applications

         In May 1996, the Company signed a collaboration and license agreement with Oclassen Pharmaceuticals, Inc. ("Oclassen") for dermatological products based on Symbollon's proprietary iodine technologies. Pursuant to the agreement, the companies plan to co-develop products for the treatment of certain skin diseases, with initial development focused on products for acne, bacterial and fungal skin diseases. Under the terms of the agreement, Oclassen obtained exclusive marketing rights in the United States and Canada for dermatological products based on Symbollon's iodine technologies. Subject to continuation of the agreement, Oclassen will make a series of milestone payments to Symbollon, plus royalty payments on product sales. Oclassen is primarily responsible for product development and commercialization. Symbollon consults, for a fee, on the product development. During 1996, the parties worked together to evaluate suitable formulation candidates for application in the field. Symbollon anticipates that work under the arrangement will continue throughout 1997.

         Hemodialysis Membrane Disinfection

         BDC has been  administering a phase II SBIR grant for $600,000 received
in  fiscal   1994  to  conduct   research   concerning   hemodialysis   membrane
disinfection.

         Other Potential Applications

         The Company believes that its microbicide technologies have potential applications in the development of a variety of human healthcare and other products such as topical anti-infectives, oral care and hygiene products, an antimicrobial ophthalmic application, and iodine deficiency diseases, such as fibrocystic breast syndrome. Given the Company's limited resources, although certain preliminary research, development and regulatory activities may be undertaken by the Company in some of these potential product areas, the Company's ability to fund the development and commercialization of such applications will depend in large part on entering into product development and commercialization agreements with corporate partners.

Small Business Innovation Research

         In 1989, the Company entered into an agreement with Biomedical Development Corporation located in San Antonio, Texas ("BDC") to cooperate in applying for and performing under Small Business Innovation Research ("SBIR") grants based on the Company's technology. The Small Business Innovation Development Act of 1982 requires agencies of the Federal government engaged in research to set aside a specified percentage of their research budgets for grants ranging from approximately $50,000 to $75,000 for Phase I and up to $500,000 to $600,000 for Phase II.

         The Company is required to pay to BDC a royalty of 5% of net sales up to a maximum of the amount of the SBIR grant related to the product. To date, an aggregate of $1,475,000 in SBIR funding under eight different grants has been received by BDC for funding of various projects. The results of research undertaken by BDC become the property of the Company. In some instances, BDC may cause research to be conducted by employees of academic institutions. Such institutions may have rights in the results of such research. Under the agreement, BDC is required to use its best efforts to obtain licenses to such information and to transfer all such technical information to the Company. The United States government retains a royalty-free license in the results of research funded by SBIR grants, whether patented or not.

Manufacturing and Supplies

         The Company currently produces IodoZyme through a combination of internal manufacturing activities and a network of subcontractors. See "Management's Discussion and Analysis or Plan of Operation." The Company currently has limited in-house manufacturing capacity, and if the Company continues to perform manufacturing activities in-house, additional manufacturing space and equipment may be necessary if product volumes increase.
See "Description of Property."

         The Company believes that there are adequate sources of the raw materials required to produce its applications for commercial production and testing purposes. Pursuant to its agreement with West Agro, all sodium iodide used by the Company in the manufacture of the bovine teat sanitizer is to be purchased from West Agro at a price not to exceed the price which West Agro charges its largest customers. The Company has been and expects to continue to be able to obtain all materials needed for these purposes without any significant interruption or sudden price increase, although there can be no assurance thereof.

Marketing and Distribution

         In accordance with the marketing and supply agreement signed with West Agro, West Agro is marketing and distributing IodoZyme, and has agreed to market and distribute other potential cleaners, sanitizers and disinfectants covered by the agreement to dairy farms and dairy processing plants on an exclusive basis. The principal market for IodoZyme is dairy farms.

         The Company intends to market and distribute its potential products for the healthcare industry directly or through others having pre-established marketing and distribution networks pursuant to contractual arrangements such as joint venture, licensing, distribution or similar collaborative agreements. The principal markets for the potential pharmaceutical and healthcare products include hospitals, medical offices, dental offices, dialysis centers, outpatient clinics and nursing homes.

Government Regulation

         The Company's research and development activities and the production and marketing of the Company's current products are, and its proposed products likely will be, subject to regulation by numerous governmental authorities in the United States including the FDA, the Federal Environment Protection Agency ("EPA"), the United States Department of Agriculture ("USDA") and comparable state agencies. Foreign governments also regulate the development, production and marketing of products in their countries. There can be no assurances that regulatory approvals or clearances will be obtained for any applications of the Company's technology once developed, that if granted they will not be withdrawn or that other regulatory action might result in an adverse impact on the ability to market the Company's proposed products.

         Federal Environmental Protection Agency
         Some uses of the Company's products and proposed products are considered pesticidal uses. Pesticides are generally required to be registered with the EPA under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA") prior to sale or distribution in the United States. The EPA will not approve an application for registration unless it determines that the product will perform its intended function without posing an unreasonable risk to the environment. In general, applications for EPA registration are required to include extensive data relating to product chemistry, efficacy and toxicity.

         Products that have more than one use will require registration if at least one of the uses is pesticidal. For such products, the EPA has taken the position that the Company will be required to submit efficacy data for only the use(s) that require FIFRA registration. Products that are considered identical or substantially similar to existing products may be granted conditional registration subject to the submission of any additional data that the EPA may require at a later date. Identical or substantially similar product applications generally include less data and take less time for the EPA to review. States may impose similar, and in some cases additional and more stringent, standards and requirements. The Company believes that certain uses of its proposed products, including disinfectants for medical equipment and hemodialysis membrane disinfection, will require FIFRA registration.

         For several of the Company's products and proposed products, the EPA and FDA have areas of mutual regulatory responsibility. Pursuant to agreements between the agencies, the primary and secondary responsibility is allocated between the two agencies depending upon the proposed use of the product. As a general rule, the EPA does not consider products that are intended to kill pests when directly applied to humans or animals as effectively within its FIFRA jurisdiction. The Company believes that such uses of its products and proposed products are not likely to require FIFRA registration. These uses include the bovine teat sanitizer (IodoZyme) and certain medical products (such as treatment of skin diseases, toothpaste and anti-plaque oral rinses).

         The Company has not yet commenced the EPA or state application processes with respect to any of its proposed products or uses thereof.
Therefore, the Company cannot be certain as to whether the EPA will require FIFRA registration of uses other than those described herein. Although there are existing iodine applications on the market, the Company cannot predict whether the EPA or the states will view its products as substantially similar to such existing products. Thus, the Company cannot be certain as to either the type and volume of data it will be required to include in its applications or the length of time the review processes will take. Based on estimates contained in the EPA's regulations, the EPA review process may take from several months to over a few years, and the state application processes may take additional time, but there can be no assurance that the review processes will not take longer. If the applications are approved, the Company will be subject to continuing regulation by the EPA and comparable state agencies pursuant to which the Company may be required to submit additional data, conduct additional tests, maintain records and notify such agencies of any required information.

         Federal Food and Drug Administration
         Pursuant to the Federal Food, Drug and Cosmetic Act, the FDA regulates, where applicable, development, testing, labeling, manufacturing processes and facilities, registration, notification, clearance or approval, marketing, distribution, record keeping and reporting requirements for human and animal drugs, medical devices, biologics, cosmetics and food additives. The only filing with the FDA regarding clearance or approval for any of the Company's proposed products was the 510(k) premarket notification filing (subsequently withdrawn) covering the Company's formulation for the disinfection of medical and dental instruments. See "Research and Product Development - Medical and Dental Instrument Disinfection."

         Bovine Teat Sanitizer
         IodoZyme, the bovine teat dip manufactured by the Company, is subject to regulation by the FDA as an animal drug. Although a lengthy new animal drug application ("NADA") approval process is generally required prior to marketing an animal drug, under regulatory discretion afforded by the FDA, the agency does not currently require manufacturers of bovine teat sanitizers to undergo this process. The only current FDA requirements applicable to teat treatment manufacturers are compliance with the FDA's labeling, establishment registration, drug listing, and manufacturing requirements. The Company believes that it and its subcontractors are in compliance with the current FDA requirements applicable to teat treatment manufacturers. However, in February 1993, the FDA issued draft guidelines setting forth the types of data necessary to demonstrate that a teat treatment is safe for the cow, effective and fulfills human food safety, manufacturing and environmental requirements. Testing of IodoZyme was not conducted in accordance with such guidelines. Future required compliance with these guidelines or other FDA requirements, the probability of which cannot currently be ascertained by the Company, would have a significant adverse effect on the marketing of IodoZyme and, consequently, on the Company's results of operations.

         Medical and Dental Instrument Disinfection
         The Company's proposed medical and dental instruments disinfectants are considered under current law chemical germicides regulated as medical devices by the FDA. The FDA categorizes medical devices into three regulatory classifications subject to varying degrees of regulatory control. In general, Class I devices require compliance with premarket clearance, labeling and record keeping requirements and are subject to other general controls. In addition to the same controls as Class I devices, Class II devices may be subject to additional regulatory controls, including performance standards. Class III devices are typically invasive or life-sustaining products, but also include new products which are not similar enough to previously marketed products to be marketed without a higher level of regulation. Class III products require clinical testing to assure safety and effectiveness and FDA approval prior to marketing. The FDA also has the authority to require clinical testing of Class I and Class II devices prior to clearance, and in recent years has imposed such testing requirements more routinely.

         The Company believes its applications will be considered germicides by the FDA. Liquid chemical germicides have not yet been classified by the FDA into Class I, II, or III, but the FDA currently allows the marketing of germicides pursuant to FDA clearance of 510(k) premarket notifications. The 510(k) premarket notification must be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. Although the 510(k) clearance is technically a 90-day process, clearance generally takes five to six months or longer for glutaraldehyde-based products and may require the submission of additional clinical safety and efficacy data to the FDA. The
Company filed a 510(k) premarket notification filing with the FDA, and subsequently withdrew such filing, in 1996. See "Research and Product Development - Medical and Dental Instrument Disinfection."

         While it is likely that these products will eventually be classified as Class I or Class II devices and remain subject to the premarket notification process, there can be no assurance that 510(k) clearances will be obtained or that the FDA will not regulate these products as Class III devices subject to the more rigorous pre-market approval ("PMA") review process, which requires conducting clinical trials pursuant to an investigational device exemption
(IDE), establishing safety and efficacy, and submitting clinical data, manufacturing and quality control data and other information. This process can take several years and there are no assurances that a PMA will be approved.

         Other Medical Products
         The Company expects that certain of its potential products such as a treatment for certain skin diseases and a treatment for certain iodine deficiency diseases will be regulated by the FDA as pharmaceuticals for use in humans. The regulatory approval of pharmaceutical products in the United States intended for therapeutic use in humans involves many steps and generally takes many years. The initial phase of the FDA approval process involves preclinical testing which is followed by filing an investigational new drug ("IND") application with the FDA to obtain permission to test the drug in humans. The application must contain detailed information about the product including its composition, manufacturing data, results of preclinical studies and a clinical design and protocol. The application must also include information on the investigators, the necessary agreements among parties involved in the testing, and approval of an institutional review board ("IRB") at the center(s) conducting the study or studies. If the application has not been denied or if additional information has not been requested by the FDA within 30 days of filing, the applicant may generally begin clinical studies.

         Clinical testing to demonstrate safety and efficacy of the product occurs in three phases, each with an expanded patient group. Upon successful completion of the third phase of testing, a New Drug Application ("NDA") can be filed. Approval requires a review of detailed data of results of clinical studies, the composition of the drug, the labeling that will be used, information on manufacturing methods, and samples of the product. After the FDA completes its review of the application, the product is typically reviewed by a panel of medical experts who then advise the FDA as to whether a new drug approval should be granted. A pre-approval inspection is required prior to the FDA authorizing the marketing of the product. After the product has been approved for marketing, postmarketing surveillance studies may be required to provide additional data to the FDA for longer-term follow-up concerns.

Patents and Proprietary Rights

         The Company considers patent protection of its microbicide technology to be critical to its business prospects. The Company currently holds seven patents and eight additional patent applications filed in the United States relating to its technology. In addition, the Company has filed a number of patent applications relating to its technology in foreign countries.

         The first of the Company's patents was issued in 1984 and relates to bactericidal compositions and methods for applications to oral cavities. The second patent was issued in 1990 and relates to the use of the Company's technology as an aqueous sporicidal microbicide. In 1991, two additional patents were issued one of which covers formulations of the Company's technology to rapidly sterilize and maintain a sterile environment for an extended period of time while the other issued patent relates to methods to avoid discoloration of plant or animal tissue during the sterilization process. The fifth patent, which was issued in 1993, relates to a method to clean and disinfect pathogens on the epidermis. The sixth patent, which was issued in October 1994, relates to a composition to clean and disinfect pathogens on the epidermis. The seventh patent, which was issued in 1995, relates to a method for forming a sterilant using an immobilized enzyme. The Company intends to continue to pursue patent protection for the various applications of its microbicide technology.

         The Company also relies upon unpatented proprietary technology, and in the future may determine in some cases that its interest would be better served by reliance on trade secrets or confidentiality agreements rather than patents. To the extent that consultants or other third parties apply technological information independently developed by them or by others to Company projects, disputes may arise as to the proprietary rights to such information which may not be resolved in favor of the Company. The Company is required to pay royalties to a co-inventor on certain patents relating to the Company's technology based on revenues received by the Company from sales of products falling within the scope of such patents.

Competition

         The Company's proposed products and products incorporating the Company's proposed products would compete with many other applications currently on the market. In addition, the Company is aware of other companies engaged in research and development of other novel approaches to applications in some or all of the markets identified by the Company as potential fields of application for its products. Many of the Company's present and potential competitors have substantially greater financial and other resources and larger research and development staffs than the Company. Many of these companies also have extensive experience in testing and applying for regulatory approvals. In addition, colleges, universities, government agencies, and public and private research organizations conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for the use of technology that they have developed, some of which may be directly competitive with that of the Company.

         The bovine teat sanitizer market is currently dominated by iodophor products, which generally compete on the basis of price and the ratio of microbial killing power to total iodine. The Company believes that IodoZyme competes on the basis of its superior convenience, efficiency, safety and high ratio of killing power to total iodine. Additionally, IodoZyme, manufactured by the Company and sold by West Agro, competes directly with products currently being manufactured and sold by West Agro.

Employees

         As of December 31, 1996, the Company had six employees, all of which are full-time. The Company has relationships with and from time to time engages the services of university professors and other qualified consultants to assist it in technological research and development. No employee of the Company is currently represented by a labor union. Management considers its employee relations to be good. The Company believes that the future success of the Company is dependent to a significant degree on its being able to continue to attract and retain skilled personnel.

Executive Officers

         The Company's executive officers are:

                 Name               Age     Position with the Company
                 ----               ---     -------------------------
         Jack H. Kessler, Ph.D.      46     Executive Vice-President, Chief
                                            Scientific Officer, Secretary and
                                            Chairman of the Board of Directors

         Paul C. Desjourdy           35     Executive Vice-President,
                                            Chief Financial Officer,
                                            Treasurer and Director

         Certain biographical information regarding each executive officer of the Company is set forth below:

         Jack H. Kessler, Ph.D., is the founder of the Company and has served as Executive Vice-President, Chief Scientific Officer, Secretary, and a director since the Company's move to Massachusetts in May 1991, and as Chairman of the Board of Directors since May 1996. Prior to that time, and since the Company was initially formed in Illinois in 1986, Dr Kessler was the Company's sole stockholder and served as its sole officer and director. From January 1990 until May 1991, he served as principal systems engineer for Kollsman Manufacturing Company, a diagnostic instrument design and manufacturing company.

         Paul C. Desjourdy has served as Executive Vice President and Chief Financial Officer since July 1996, as Vice-President - Finance and Administration and Chief Financial Officer of the Company from September 1993 to June 1996, as Treasurer from May 1994 to present, and as a director since August 1996. From September 1989 to September 1993, Mr. Desjourdy, a certified public accountant, was an attorney at the law firm of Choate Hall & Stewart.

         Officers are elected annually and serve at the discretion of the Board of Directors.

Item 2.  Description of Property

         The Company leases approximately 6,000 square feet of office, research and development and manufacturing space in Sudbury, Massachusetts for a current base annual rental of approximately $51,000 through September 30, 1997. The existing lease expires on September 30, 1997 and may be renewed at the Company's option on the same terms and conditions as the existing lease except that the rent shall be at the then current fair market value. The Company believes that this space is suitable and adequate for its current needs; however, because the existing space has limited in-house manufacturing capacity, additional manufacturing space may be necessary if product volumes increase. The Company intends to investigate possibly relocating its operations into a similar size space with increased manufacturing capability in the greater metropolitan Boston area if such alternative space can be obtained on reasonable terms.

Item 3.  Legal Proceedings

         The Company is not a party to any legal proceedings.

 Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a)  Price Range of Securities

         The Company's Class A Common Stock, Class A Warrants and Class B Warrants trade separately on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbols: SYMBA, SYMBW and SYMBZ, respectively. The following sets forth the high and low sales prices for each of the quarterly periods during fiscal 1995 and 1996, as reported by Nasdaq.

                                   Fiscal 1995                Fiscal 1996
                                -----------------          -----------------
                                 High        Low            High        Low
                                 ----        ---            ----        ---
     Class A Common Stock

     First quarter                9          5 7/8           6 15/16    4 1/8
     Second quarter              11 1/2      8 1/2           6 3/8      1 5/8
     Third quarter               11 3/8      3               2 1/2        3/4
     Fourth quarter               6 1/8      3 1/8           2 5/8        5/8

     Class A Warrants

     First quarter                6 3/8      3 3/4           4 3/4      2
     Second quarter               9          5 1/32          4 3/4        31/32
     Third quarter                9          1 3/4           1 1/16       1/4
     Fourth quarter               4 3/4      1 7/8             1/2        3/32

     Class B Warrants

     First quarter                4 5/16     2 1/8           4          1 7/8
     Second quarter               8 3/4      3 5/8           2 3/8        1/4
     Third quarter                8          1 1/2             15/32      1/8
     Fourth quarter               4 7/8      1 3/4             7/32       1/16

         There is no established public trading market for the Company's Class B Common Stock.

(b)  Approximate Number of Equity Security Holders

         Based upon information supplied from the Company's transfer agent, the Company believes that the number of record holders of the Company's equity securities as of March 21, 1997 are approximately as follows:

         Title of Class                      Number of Record Holders
         --------------                      ------------------------
         Class A Common Stock                          32
         Class B Common Stock                           3
         Series A Preferred Stock                       2
         Class A Warrants                              13
         Class B Warrants                               9

         Based upon information supplied from the Company's transfer agent, the Company believes that the number of beneficial holders of the Company's Class A Common Stock as of March 21, 1997 is in excess of 800.

(c)  Dividends

         The Company has never paid a cash dividend on any class of its common stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         The Company is a development stage company. Since inception of the Company's predecessor in 1986, the Company's efforts have been principally devoted to research and development, securing patent and trademark protection and raising capital, most of which efforts commenced after May 1991. Except for revenue earned in 1995 and 1996 on sales of IodoZyme, the Company's sole revenue to date has been from licensing/option arrangements and contract research and development efforts with corporate partners.

Safe Harbor Statements

         Any  statements  contained  herein by the  Company  with  regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company makes such statements based on assumptions which it believes to be reasonable, the Company's business is subject to significant risks and there can be no assurance that actual results will not differ materially from the Company's expectations. Accordingly, the Company hereby identifies the following important factors, among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Company in any such forward-looking statements: (i) the timely development and acceptance of new products, (ii) the achievement of product development milestones by the Company's corporate partners, (iii) the timely receipt of regulatory clearances required to market the Company's proposed products, (iv) the continued sale of IodoZyme, the Company's only product, (v) the Company's ability to enter into new arrangements with corporate partners.

Results of Operations

         Fiscal 1996 versus Fiscal 1995

         Symbollon's net loss decreased by $468,296 or 34.1% from $1,373,711 in fiscal 1995 to $905,415 in fiscal 1996. This decrease resulted primarily from increased license fee revenues from research and development programs with corporate partners, and to a lesser extent, decreased general and administration expenses.

         Product revenues from sales of IodoZyme decreased by $5,075 or 4.1% from $122,981 in fiscal 1995 to $117,906 in fiscal 1996. Based on sales forecasts provided to Symbollon by West Agro, Symbollon anticipates slightly increased sales volume for IodoZyme in 1997.

         Cost of goods sold for IodoZyme decreased by $33,494 or 32.3% from $103,600 in fiscal 1995 to $70,106 in fiscal 1996. The resulting increase in the gross profit margin on product sales in fiscal 1996, from the comparable 1995 period, was primarily due to resolution of prior period manufacturing problems, and reduced labor costs associated with certain manufacturing activities now being internally performed. The Company anticipates that the gross profit margin in 1997 will remain consistent with 1996.

         Contract revenues decreased by $105,009 or 42.0% from $250,000 in fiscal 1995 to $144,991 in fiscal 1996. License fee revenues were $500,000 in fiscal 1996, as compared to none in fiscal 1995. The contract and license fee revenues generated in fiscal 1996 relate to one corporate relationship entered into in May 1996 in the field of dermatology. The contract revenues generated in fiscal 1995 related to research and development contracts with corporate partners which were in existence during fiscal 1996 but which generated no revenue. In 1997, subject to continuation of existing research and development contracts, the Company anticipates receiving $1,000,000 in license fees. The level of contract revenues for 1997 is difficult to predict since it depends on the amount of consulting effort expended by the Company at the request of corporate partners.

         Research and development expenses increased by $21,988 or 2.2% from $980,220 in fiscal 1995 to $1,002,208 in fiscal 1996. The increase resulted from increased development expenses, including third party testing and consultant fees, related to the preparation of the 510(k) filing with the FDA covering the Company's high level disinfectant formulation (which filing was subsequently withdrawn).

         General and administrative expenses decreased by $112,309 or 14.1% from $798,335 in fiscal 1995 to $686,026 in fiscal 1996. This decrease resulted primarily from decreases in salaries and other labor related costs, and consulting fees, partially offset by an increase in director and officer insurance premiums. The decrease in consulting fees resulted primarily from the termination of certain contractual commitments and a general decrease in market communications.

         The Company's interest income decreased by $46,693 or 33.6% from $138,791 in fiscal 1995 to $92,098 in fiscal 1996. This decrease resulted from decreased levels in cash reserves during 1996.

         During the first half of 1997, the Company expects its research and development and general and administrative expenses to continue at or slightly below their present levels. During the later half of 1997, the Company anticipates incurring additional expenses, including third party testing and consultant fees, related to preparation of an IND application with the FDA to obtain permission to test a formulation of its technology in humans for its effectiveness against certain iodine deficiency diseases.

Liquidity and Capital Resources

         The Company has funded its activities primarily through proceeds from private and public placements of equity and debt securities. Independent research and development activities regarding the Company's technology has been funded through SBIR grants received and administered by BDC. See "Small Business Innovation Research."

         During 1996, the Company generated revenues from product sales and contract and license fees; however, the Company's income remains less than its operating expenses. The Company has incurred a cumulative loss through December 31, 1996 of $5,333,079. As of December 31, 1996, the Company had working capital of $1,700,642. The Company believes that it has the necessary liquidity and capital resources to sustain planned operations for fiscal 1997. In the event that the Company's internal estimates relating to its planned expenditures prove inaccurate, the Company may be required to reallocate funds among its planned activities and curtail certain planned expenditures.

         During 1997, the Company is committed to pay approximately $280,000 as compensation for its current executive officers and approximately $51,000 for lease payments on its facilities. The Company has no planned capital expenditures for fiscal 1997. At December 31, 1996, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $5,010,000 expiring through 2011.

         In connection with the Company's initial public offering, certain stockholders of the Company agreed to transfer an aggregate of 700,000 shares of Common Stock to the Company if the Company does not attain certain minimum earnings thresholds. In the event the Company attains any of such earnings thresholds, the position of the Securities and Exchange Commission is that the release of these restrictions will be treated, for financial reporting purposes only, as expense to the Company which is nondeductible for income tax purposes. Accordingly, the Company will, in the event of the release of the restrictions, recognize during the period in which the earnings thresholds are met or probable of being met, what could be a substantial one-time charge which would have the effect of substantially increasing the Company's loss or reducing or eliminating earnings, if any, at such time. The amount of expense recognized by the Company will not affect the Company's total stockholders' equity.

Item 7.  Financial Statements

Report Of Independent Auditors



The Board of Directors and Stockholders
Symbollon Corporation
Sudbury, Massachusetts


         We have audited the accompanying balance sheets of Symbollon Corporation (a development stage company) as at December 31, 1996 and December 31, 1995, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1996 and for the period from July 15, 1986 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Symbollon Corporation at December 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1996 and for the period from July 15, 1986 (inception) to December 31, 1996 in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

Cambridge, Massachusetts
January 30, 1997

                              SYMBOLLON CORPORATION
                          (a development stage company)

                                 BALANCE SHEETS

                                                             December 31,
ASSETS                                                   ------------------
------                                                   1996          1995
                                                         ----          ----
Current assets:
   Cash and cash equivalents. . .. . . . . . . . .  $ 1,707,099    $ 2,087,753
   Accounts receivable. . . . . . . . . . . . . .        50,406         30,870
   Inventory. . . . . . . . . . . . . . . . . . .        17,818         31,279
   Prepaid expenses . . . . . . . . . . . . . . .        82,439         80,554
                                                    -----------    -----------
          Total current assets. . . .. . . . . . .    1,857,762      2,230,456

Equipment and leasehold improvements, net of
   accumulated depreciation and amortization (Note C)   124,463        159,990
Other assets:
   Patent and trademark costs, net of accumulated
     amortization (Note D). . . . . . . . . . . .       127,097         90,099
   Deposit. . . . . . . . . . . . . . . . . . . .         5,000          5,000
                                                    -----------    -----------

          TOTAL . . . . . . . . . . . . . . . . .   $ 2,114,322    $ 2,485,545
                                                    ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable . . . . . . . . . . . . . . .   $    41,173    $    30,385
   Notes payable to stockholder (Note G). . . . .                       47,549
   Legal fees payable to related party (Note J) .        30,676          4,782
   Accrued interest . . . . . . . . . . . . . . .                       21,989
   Other accrued professional fees. . . . . . . .        53,234          3,822
   Other current liabilities. . . . . . . . . . .        14,441         44,963
   Deferred revenue . . . . . . . . . . . . . . .        17,596
                                                    -----------    -----------

          Total current liabilities . . . . . . .       157,120        153,490

Accrued rent (Note I) . . . . . . . . . . . . . .        14,000         24,500
                                                    -----------    -----------
          Total liabilities . . . . . . . . . . .       171,120        177,990
                                                    -----------    -----------
Commitments (Note I)

Stockholders' equity (Notes E and F):
   Preferred stock, par value $.001 per share,
     5,000,000 shares authorized, 444,444 shares
     issued at December 31, 1996 (liquidation
     preference, $500,000) . . . . . . . . . . . .          444
   Common stock, Class A, par value $.001 per share,
     18,750,000 shares authorized, 1,288,253 and
     1,265,423 shares issued in 1996 and 1995,
     respectively . . . . . . . . . . . . . . . .         1,288          1,265
   Common stock, Class B, par value $.001 per share,
     1,250,000 shares authorized, 1,196,275 and
     1,214,713 shares issued in 1996 and 1995,
     respectively.  Each share is convertible into
     one share of Class A common stock . . . . . .        1,196          1,215
   Additional paid-in capital . . . . . . . . . .     7,273,353      6,732,739
   Deficit accumulated during the development stage  (5,333,079)    (4,427,664)
                                                    -----------    -----------
          Total stockholders' equity. . . . . . . .   1,943,202      2,307,555
                                                    -----------    -----------

          TOTAL . . . . . . . . . . . . . . . . . . $ 2,114,322    $ 2,485,545
                                                    ===========    ===========

The accompanying notes to financial statements are an integral part hereof.

                              SYMBOLLON CORPORATION
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                                                  July 15, 1986
                                        Year Ended December 31,   (Inception) to
                                       -------------------------    December 31,
                                            1996         1995            1996
                                        -----------  -----------     -----------

Net sales. . . . . . . . . . . . . . .   $   117,906  $   122,981    $  240,887
Contract revenue . . . . . . . . . . .       144,991      250,000       469,991
License fee revenue. . . . . . . . . .       500,000                    540,000
                                         -----------  -----------    ----------

          Total income . . . . . . . .       762,897      372,981     1,250,878
                                         -----------  -----------    ----------

Operating expenses:
   Cost of goods sold. . . . . . . . .        70,106      103,600       173,706
   Research and development costs . . .    1,002,208      980,220     3,474,338
   General and administrative expenses.      686,026      798,335     2,982,709
                                         -----------  -----------    ----------

          Total operating expenses . .     1,758,340    1,882,155     6,630,753
                                         -----------  -----------    ----------

Loss from operations . . . . . . . . .      (995,443)  (1,509,174)   (5,379,875)

Interest income. . . . . . . . . . . .        92,098      138,791       386,832

Interest expense and debt issuance costs.     (2,070)      (3,328)     (340,036)
                                          ----------  -----------    ----------

NET LOSS . . . . . . . . . . . . . . .    $ (905,415) $(1,373,711)  $(5,333,079)
                                          =========== ============  ============

NET LOSS PER SHARE OF COMMON STOCK . .         $(.52)       $(.79)
                                               ======       ======

Weighted average number of
   common shares outstanding . . . . .     1,781,796    1,734,019
                                          ==========    =========

The accompanying notes to financial statements are an integral part hereof.


                              SYMBOLLON CORPORATION
                          (a development stage company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                  Common Stock, $.001 Par Value                Deficit
                                                Preferred Stock,---------------------------------            Accumulated
                                                 $.001 Par Value     Class A         Class  B     Additional  During the
                                                 -------------- ---------------- ----------------  Paid-in   Development
                                                 Shares  Amount  Shares   Amount   Shares  Amount  Capital      Stage       Total
                                                 ------- ------ --------- ------ --------- ------ ---------- ------------ ----------

Balance, January 1, 1992. . . . . . . . . . . . .                                                            $  (143,451) $(143,451)
Merger and recapitalization, May 1991 (Note A):
  Issuance of new shares of Symbollon Corporation                                  831,316  $ 831  $   9,169                  10,000
Contribution of shares to the Company, September.                                 (41,565)   (42)         42                   - 0 -
Issuance of shares, September . . . . . . . . . .                                  425,251    426    299,574                 300,000
Net loss for the year . . . . . . . . . . . . . .                                                               (207,457)  (207,457)
                                                                                 --------- ------ ---------- ------------ ----------

Balance, December 31, 1992. . . . . . . . . . . .                                1,215,002  1,215    308,785    (350,908)   (40,908)
Issuance of shares, June. . . . . . . . . . . . .                                   34,998     35    104,965                 105,000
Capital contribution as of July . . . . . . . . .                                                    100,000                 100,000
Warrants issued with bridge financing . . . . . .                                                     25,000                  25,000
Public offering, December:
   Issuance of shares . . . . . . . . . . . . . .               1,000,000 $1,000                   5,999,000               6,000,000
   Costs of offering. . . . . . . . . . . . . . .                                                 (1,244,133)            (1,244,133)
   Sale of unit purchase option . . . . . . . . .                                                        100                     100
Net loss for the year . . . . . . . . . . . . . .                                                            (1,186,132) (1,186,132)
                                                                --------- ------ --------- ------ ---------- ----------- -----------

Balance, December 31, 1993. . . . . . . . . . . .               1,000,000  1,000 1,250,000  1,250  5,293,717 (1,537,040)   3,758,927
Issuance of over-allotment units of public offering               150,000    150                     899,850                 900,000
Additional public offering costs. . . . . . . . .                                                    (99,369)               (99,369)
Net loss for the year . . . . . . . . . . . . . .                                                            (1,516,913) (1,516,913)
                                                                --------- ------ --------- ------ ---------- ----------- -----------

Balance, December 31, 1994. . . . . . . . . . . .               1,150,000  1,150 1,250,000  1,250  6,094,198 (3,053,953)   3,042,645
Warrant conversion, July - August . . . . . . . .                  77,920     78                     629,126                 629,204
Conversion of Class B to Class A. . . . . . . . .                  35,287     35  (35,287)   (35)                              - 0 -
Stock purchase plan sales . . . . . . . . . . . .                   2,216      2                       9,415                   9,417
Net loss for the year . . . . . . . . . . . . . .                                                            (1,373,711) (1,373,711)
                                                                --------- ------ --------- ------ ---------- ----------- -----------

Balance, December 31, 1995. . . . . . . . . . . .               1,265,423  1,265 1,214,713  1,215  6,732,739 (4,427,664)   2,307,555
Issuance of preferred stock, August . . . . . . .444,444  $444                                       499,555                 499,999
Conversion of Class B to Class A. . . . . . . . .                  18,438     19  (18,438)   (19)                              - 0 -
Stock purchase plan sales . . . . . . . . . . . .                   4,392      4                       7,943                   7,947
Reduction of warrant conversion costs . . . . . .                                                     33,116                  33,116
Net loss for the year . . . . . . . . . . . . . .                             .                                (905,415)   (905,415)
                                                 ------- ------ --------- ------ --------- ------ ---------- ----------- -----------

BALANCE, DECEMBER 31, 1996. . . . . . . . . . . .444,444   $444 1,288,253 $1,288 1,196,275 $1,196 $7,273,353 $(5,333,079) $1,943,202
                                                 =======   ==== ========= ====== ========= ====== ========== ============ ==========
See Note E for additional information.

The accompanying notes to financial statements are an integral part hereof.


                              SYMBOLLON CORPORATION
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                                                                             July 15, 1986
                                                                 Year Ended December 31,     (Inception) to
                                                               --------------------------     December 31,
                                                                  1996           1995             1996
                                                               ----------    ------------     ------------

Cash flows from operating activities:
   Net loss . . . . . . . . . . . . . .                        $(905,415)    $(1,373,711)     $(5,333,079)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
       Depreciation and amortization expense. . . . . . .          57,680          57,493          319,525
       Amortization of debt issuance costs. . . . . . . .                                          130,000
       Accrued rent . . . . . . . . . . . . . . . . . . .        (10,500)         (4,500)           14,000
       Changes in operating assets and liabilities:
           Accounts receivable. . . . . . . . . . . . . .        (19,536)          15,330         (50,406)
           Inventory. . . . . . . . . . . . . . . . . . .          13,461        (15,763)         (17,818)
           Prepaid expenses . . . . . . . . . . . . . . .         (1,885)           6,402         (82,439)
           Deferred revenue . . . . . . . . . . . . . . .          17,596        (62,500)           17,596
           Accounts payable and other current liabilities.         90,758        (52,593)          196,699
                                                               ----------    ------------      -----------

             Net cash used in operating activities . . . .      (757,841)     (1,429,842)      (4,805,922)
                                                               ----------    ------------      -----------

Cash flows from investing activities:
   Purchase of equipment and leasehold improvements . . .         (5,828)        (79,800)        (255,320)
   Patent and trademark costs . . . . . . . . . . . . . .        (53,323)        (39,601)        (315,765)
   Deposit. . . . . . . . . . . . . . . . . . . . . . . .                                          (5,000)
                                                               ----------    ------------      -----------

             Net cash used in investing activities . . . .       (59,151)       (119,401)        (576,085)
                                                               ----------    ------------      -----------

Cash flows from financing activities:
   Warrant conversion . . . . . . . . . . . . . . . . . .                         629,204          629,204
   Borrowings from stockholders . . . . . . . . . . . . .                                          253,623
   Repayment of borrowings from stockholders. . . . . . .        (21,609)                        (127,683)
   Sale of common stock and units . . . . . . . . . . . .           7,947           9,417        7,227,364
   Sale of option to purchase units . . . . . . . . . . .                                              100
   Public offering costs. . . . . . . . . . . . . . . . .                                      (1,343,502)
   Issuance of preferred stock. . . . . . . . . . . . . .         450,000                          450,000
                                                               ----------    ------------      -----------

             Net cash provided by financing activities . .        436,338         638,621        7,089,106
                                                               ----------    ------------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS. . . . . . . . . . . . . . . . . . . . . .       (380,654)       (910,622)        1,707,099

Cash and cash equivalents at beginning of period . . . . .      2,087,753       2,998,375
                                                               ----------    ------------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . .      $1,707,099     $ 2,087,753      $ 1,707,099
                                                               ==========     ===========      ===========

See Note E with respect to noncash transactions.

The accompanying notes to financial statements are an integral part hereof.


(NOTE A) - Certain Transactions and Description of Business:

         Symbollon Corporation (the "Company") was originally incorporated as an Illinois corporation on July 15, 1986 as Symbollon, Inc. On May 21, 1991, Symbollon, Inc. was merged into Symbollon Corporation, a newly formed Massachusetts corporation (which was subsequently reincorporated in Delaware), to carry on the business of Symbollon, Inc. At that time, the merged companies were recapitalized, the sole stockholder of Symbollon, Inc. contributed all of his stock subscription rights and $5,000 to the Company in exchange for newly issued shares of the Company and shares of the Company were also issued to a new investor for $5,000. Except where otherwise indicated, references to the Company in these financial statements and notes thereto include the activities of Symbollon, Inc.

         The Company was formed to develop and commercialize proprietary enzyme-based products for infection control and treatment in biomedical and bioagricultural industries. The Company is in the development stage and its efforts since inception have been principally devoted to research and development, securing patent and trademark protection and raising capital. Management of the Company anticipates that additional losses will be incurred as these efforts are pursued. Management will seek additional financing when, and if, required although there can be no assurance that such financing will be available or on terms acceptable to the Company.

(NOTE B) - Summary of Significant Accounting Policies:

         [1]  Cash and cash equivalents:

                  Cash and cash equivalents are short-term, highly liquid investments with maturities of less than three months when purchased.

         [2]  Inventory:

                  Inventory is stated at the lower of cost or market.

         [3]  Revenue recognition:

                  The Company recognizes revenue when the Company fulfills all of its obligations under its research and licensing agreements or when its products are shipped. Through December 31, 1996 the Company has generated its revenue from a small number of customers and agreements.

         [4]  Depreciation and amortization:

                  Equipment is depreciated over its estimated useful life using the straight-line method. Leasehold improvements are being amortized by the straight-line method over the life of the lease which is less than their estimated useful lives.

                  Patent and trademark costs are being amortized over their estimated useful lives of 17 years by the straight-line method. Such costs are reviewed for impairment periodically. If the sum of the expected future undiscounted cash flows is less than the carrying amount of such costs, a loss will be recognized.

         [5]  Loss per share:

                  Loss per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Shares subject to restriction (Note E) are not considered as outstanding for calculation of loss per share during any period. Options, warrants and convertible preferred stock have not been considered as they are antidilutive.

         [6]  Stock-based compensation:

                  The Company accounts for its employee stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 establishes a fair-value-based method of accounting for stock-based compensation plans. The Company adopted the disclosure only alternative in 1996 which requires disclosure of the pro forma effects on loss and loss per share as if SFAS No. 123 had been adopted, as well as certain other information.

         [7]  Use of estimates:

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(NOTE C) - Equipment and Leasehold Improvements:

         Equipment and leasehold improvements are stated at cost and consist of the following:

                                                               December 31,
                                                          ---------------------
                                                            1996         1995
                                                          ---------   ---------
                  Equipment and fixtures . . . . . . . .   $218,528    $212,700
                  Leasehold improvements . . . . . . . .     36,791      36,791
                                                          ---------   ---------

                                                            255,319     249,491
                  Less accumulated depreciation
                     and amortization. . . . . . . . . .    130,856      89,501
                                                          ---------   ---------

                  Equipment and leasehold
                     improvements, net . . . . . . . . .   $124,463    $159,990
                                                          =========    ========

(NOTE D) - Patent and Trademark Costs:

                                                               December 31,
                                                          ---------------------
                                                            1996         1995
                                                          ---------    --------
         Patent costs. . . . . . . . . . . . . . . . . .   $298,704    $253,477
         Trademark costs . . . . . . . . . . . . . . . .     16,272       8,176
                                                          ---------    --------

                                                            314,976     261,653
         Less accumulated amortization . . . . . . . . .    187,879     171,554
                                                          ---------    --------

         Patent and trademark costs, net . . . . . . . .   $127,097    $ 90,099
                                                          =========    ========

(NOTE E) - Capitalization:

         The Company has issued both Class A and B common stock. The Class A and Class B common stock are substantially identical except that holders of Class A common stock have the right to cast one vote for each share held and the Class B shareholders have the right to cast five votes for each share held. The Class B shares are automatically convertible into an equal number of Class A shares upon the sale or transfer of Class B shares by the original holders thereof, subject to certain exceptions.

         On December 13, 1996 the Company requested its Class B common stockholders to voluntarily convert their outstanding shares of Class B common stock into an equal number of shares of Class A common stock which convert on a one-for-one basis. On January 15, 1997, 1,180,537 of the 1,196,275 shares of Class B common stock were converted.

         On August 14, 1996 the Company completed a private placement of 444,444 shares of a new series of convertible preferred stock at a price of $1.125 per share. The preferred stock is convertible at any time into an equal number of shares of Class A common stock. After one year, the conversion rate is subject to adjustment if the price of the Class A common stock for the twenty days prior to conversion is below $1.125.

         In exchange for the shares issued in the private placement, the Company received net proceeds of approximately $450,000 and the cancellation of $50,000 of principal and accrued interest on a demand note payable to a stockholder. The purchasers of the stock also have a right to purchase up to 222,222 shares of Class A common stock during the first year after the private placement at a purchase price of $2.00 per share if the preferred stock is converted on or before March 31, 1997 or $3.00 per share if the conversion is after March 31, 1997.

         The liquidation preference of the Series A preferred stock is the greater of $1.125 per share plus any dividends or an amount payable had each share of preferred stock been converted to common stock immediately prior to liquidation.

         If declared, the holders of the outstanding shares of Series A preferred stock are entitled to cumulative dividends at the annual rate of $.09 per share.

         The preferred stock will be converted into Class A common stock if there is a public offering greater than $5,000,000 with a price per share of $3.00 or more or a majority of the Series A preferred stockholders elect to convert. The preferred stock will automatically convert on August 14, 2001.

         In addition to the outstanding options under the Company's stock plans (Note F), the Company has the following options and warrants outstanding at December 31, 1996:

                                          Number of     Exercise    Expiration
          Security                     Units/Warrants    Price         Date
---------------------------            --------------   ---------  -------------
Redeemable Class A warrants. . . . . .    1,572,080     See below  December 1998
Redeemable Class B warrants. . . . . .    1,227,920     See below  December 1998
Unit purchase option . . . . . . . . .    100,000 units   $9.00    December 1998

         Each Class A warrant entitles the holder to purchase, for $8.50, one share of Class A common stock and one Class B warrant. Each Class B warrant entitles the holder to purchase, for $11.00, one share of Class A common stock. The exercise prices of the warrants are subject to adjustment and the warrants are subject to redemption in certain circumstances. The unit purchase option entitles the holder to purchase one share of Class A common stock, one Class A warrant, and one Class B warrant.

         In connection with the Company's public offering, certain stockholders agreed to restrictions on 700,000 shares of the 1,250,000 Class B common shares outstanding prior to the offering whereby those shares will be transferred to the Company for no consideration if the future earnings thresholds described below are not achieved. When, and if, the share restrictions are released, the Company will incur an expense based on the fair market value of the shares at the time the restrictions lapse, which is a nondeductible expense for tax purposes.

         The  restricted  shares are to be released if the Company  meets any of
the  following  earnings  levels,   (defined  as  income  before  income  taxes,
extraordinary items or any charge related to the release of shares):

                     Fiscal Year Ending                     Earnings
                        December 31,                          Level
                     ------------------                   -----------
                           1997. . . . . . . . . . . . .  $ 7,000,000
                           1998. . . . . . . . . . . . .   10,000,000
                           1999. . . . . . . . . . . . .   15,000,000


(NOTE F) - Stock Plans:

         [1]  Stock plans:

                  The Company has adopted three stock plans: a stock option plan, an employee stock purchase plan and a nonemployee directors' stock option plan.

                  The stock option plan provides for the grant of incentive stock options, nonqualified stock options and stock appreciation rights. At December 31, 1996 the Company has reserved 800,000 shares for issuance under the Plan, which is an increase of 400,000 shares from December 31, 1995.

                  The employee stock purchase plan (the "Plan") provides for the purchase of Class A common stock at 85 percent of the fair market value at specific dates, to encourage stock ownership by all eligible employees. At December 31, 1996, the Company has reserved 200,000 shares for purchase under the Plan, and there were five employees eligible and three employees participating in the Plan. During the year ended 1996, the Plan purchased 4,392 shares from the Company to satisfy its obligation under the Plan.

                  The Company's Board of Directors agreed that on January 1 of each year, each outside director shall be granted an option to purchase 2,500 shares of Class A common stock at fair market value, vesting 50% on each of the first two anniversaries of the grant. Pursuant to this arrangement, options to purchase 5,000 shares were granted on January 1, 1995. Subsequent to December 31, 1995 these options will be granted under the nonemployee directors' stock option plan.

                  On May 17, 1995 the Company adopted a nonemployee directors' stock option plan that provides for the grant of nonstatutory stock options automatically on January 1 of each calendar year commencing on January 1, 1996. The Company has reserved 100,000 shares for issuance under the plan. Each outside director shall be granted an option to purchase 2,500 shares of Class A common stock at fair market value, vesting 50% on each of the first two anniversaries of the grant. Options to purchase 15,000 shares were granted on January 2, 1996. At December 31, 1996 five outside directors were included under this plan.

                  Under the above plans 636,892 shares are available for future grant or purchase.

                  On July 1, 1996 all 128,333 of the then outstanding employee stock options were repriced to the current market price, using the existing exercise durations. All vested options that were repriced will not be exercisable until July 1, 1997. If any employee should leave the Company prior to July 1, 1997 the vested options held by that employee can be exercised for a period up to 60 days following July 1, 1997.

                  The Company had the following option activity in 1995 and 1996:

                                                    Number     Weighted-Average
                                                      of        Exercise Price
                                                    Shares         Per Share
                                                   -------     ----------------
Balance - December 31, 1994. . . . . . . . . . .   163,833           $5.59
Granted. . . . . . . . . . . . . . . . . . . . .    58,000           $5.97
                                                   -------

Balance - December 31, 1995. . . . . . . . . . .   221,833           $3.74
Granted. . . . . . . . . . . . . . . . . . . . .   251,500           $2.32

Repriced options:
   Original. . . . . . . . . . . . . . . . . . .  (128,333)          $5.74
   Repriced. . . . . . . . . . . . . . . . . . .   128,333           $2.31

Cancelled. . . . . . . . . . . . . . . . . . . .   (16,833)          $2.98
                                                  --------           -----
Balance - December 31, 1996. . . . . . . . . . .   456,500           $2.99
                                                  ========           =====

                  Options for 88,333 shares are exercisable as of December 31, 1996 at exercise prices ranging from $4.81 to $10.00 and a weighted-average exercise price of approximately $5.41 per share, with a weighted-average remaining contractual life of approximately seven years.

                  The exercise prices of options outstanding at December 31, 1996 range from $1.13 to $10.00 per share and have a weighted-average exercise price of approximately $2.99 per share, with a weighted-average remaining contractual life of approximately seven years.

                  All options outstanding at December 31, 1996 are categorized by the following ranges in the table below:

                                               Weighted-Average      Number of
                      Range                     Exercise Price        Shares
                  ---------------              ----------------      ---------
                  $1.00 to $ 4.00. . . . . . .      $1.99              318,500
                  $4.00 to $10.00. . . . . . .      $5.26              138,000
                                                                       -------

                                                                       456,500
                                                                       =======

         [2]  Stock-based compensation:

                  The Company has adopted the disclosure-only provisions of SFAS No. 123, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. There was no compensation expense recognized in 1996 or 1995. If the Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards granted as of January 1, 1995 under the plans, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amounts indicated below:

                                                    Year Ended December 31,
                                                    --------------------------
                                                     1996              1995
                                                    -----------   ------------
Net loss              As reported. . . . . . . . .  $  (905,415)  $(1,373,711)
                      Pro forma. . . . . . . . . .   (1,019,725)   (1,382,724)
Net loss per share    As reported. . . . . . . . .         (.52)         (.79)
                      Pro forma. . . . . . . . . .         (.57)         (.80)

                  The fair value of the Company's stock options used to compute pro forma net loss and net loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1996 and 1995: dividend yield of 2.5%; expected volatility of 40%; a risk-free interest rate of between 5% and 8%; and an expected holding period of two to five years.

                  The per share weighted-average grant-date fair value of options granted during the years ended December 31, 1996 and 1995 was $1.23 and $2.03, respectively.

(NOTE G) - Notes Payable:

         At December 31, 1995, a note payable to a stockholder for $47,549 was outstanding. On August 14, 1996 the note and accrued interest thereon totaled $71,608. The stockholder received cash of $21,608 and converted $50,000 into preferred stock (Note E).


(NOTE H) - Income Taxes:

         At December 31, 1996, the Company had no current tax liability or deferred tax liability. It had deferred tax assets due to net operating loss carryforwards and research and development tax credits amounting to approximately $2,004,000 and $100,000, respectively, all of which had been fully reserved because the likelihood of realization of the benefits cannot be established. The expected tax benefit derived by applying statutory tax rates to the loss before income taxes for 1996 and 1995 has been eliminated due to the increase in the valuation reserve.

         At December 31, 1996, the Company had a net operating loss carryforward amounting to approximately $5,010,000 which expires at various dates through 2011.

         The Company is subject to Internal Revenue Code provisions which limit the loss carryforwards available for use in any given year if significant changes in ownership occur.

(NOTE I) - Commitments:

         [1]  Facilities lease:

                  The Company leases its facilities under an operating lease that expires on September 30, 1997 for which the rent for the year then ending amounts to $51,000. The lease is renewable at the option of the Company for an additional five years at a rent to be negotiated at the time the option is exercised.

                  Rent expense for the years ended December 31, 1996 and December 31, 1995 was $36,000.

         [2]  Employment agreements:

                  The Company has entered into employment agreements with its principal officers providing for minimum base compensation and severance pay. For the years ended December 31, 1996 and December 31, 1995, the aggregate amounts paid under these agreements were $280,000 and $329,000, respectively. The employment agreements provide for inflationary adjustments and are subject to other increases based on the Board of Director's approval. Two employment agreements are in effect which expire December 31, 2000. Amounts to be paid under these agreements in 1997 total approximately $280,000.

         [3]  Royalty agreement:

                  A royalty agreement with one of the inventors who assigned certain patent rights to the Company provides for royalties based on a percentage of the licensing revenues received by the Company from products falling within the scope of the patent rights. The percentage varies from 1.5% to 5% depending on the gross revenues received, with maximum royalty payments under the agreement not to exceed $2,884,000. Through December 31, 1996 no royalties have been earned under this agreement.

         [4]  Consulting agreements:

                  The Company has entered into various scientific advisory and consulting agreements, including agreements with certain directors of the Company, to support its development activities. These agreements generally expire over several future years. Amounts charged to operations in connection with these agreements for the years ended December 31, 1996 and December 31, 1995 amounted to approximately $125,400 and $216,000, respectively. The Company expects to incur similar or higher expenses in future years.

(NOTE J) - Legal Fees Payable to Related Party:

         A partner in the law firm that received fees of $31,200 and $77,245 from the Company in 1996 and 1995, respectively, is also a director of the Company and a principal stockholder of a corporate stockholder of the Company.

(NOTE K) - Collaborative Agreement:

         On May 14, 1996, the Company entered into a collaboration and license agreement with a pharmaceutical company. The agreement provides for milestone and royalty payments in exchange for a license to Symbollon's technology, proprietary information and patents. The Company is reimbursed for its work under the agreement on an hourly basis plus materials and third party costs. Through December 31, 1996, approximately $145,000 of reimbursement costs had been received and an additional $500,000 was received for the execution of the agreement. Unless terminated sooner by either party, the agreement will remain in effect until the last of the licensed patents expire.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

         The Company incorporates herein by reference the information appearing under the caption "Board of Directors" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 Annual Meeting of Stockholders.

         Information concerning executive officers of the Company is contained in Part I of this report under the caption "Executive Officers."

Item 10.  Executive Compensation

         The Company incorporates herein by reference the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 Annual Meeting of Stockholders.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The Company incorporates herein by reference the information appearing under the caption "Principal Stockholders" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 Annual Meeting of Stockholders.

Item 12  .  Certain Relationships and Related Transactions

         The Company incorporates herein by reference the information appearing under the caption "Certain Transactions" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 Annual Meeting of Stockholders.

Item 13  .  Exhibits, List and Reports on Form 8-K

         (a)  Exhibits

         See Index to Exhibits on Page E-1. Compensatory plans and arrangements required to be filed as exhibits are as follows:

1        1993 Stock Option Plan.

2 Form of Stock Option Agreement to be entered into between the Company and each option holder.

3        1994 Employee Stock Purchase Plan.

4        1995 Non-Employee Directors' Stock Option Plan.

5 Employment Agreement, dated December 23, 1995, between the Company and Dr. Jack H. Kessler.

6 Employment Agreement, dated July 1, 1996, between the Company and Paul C. Desjourdy.

         (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1996.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SYMBOLLON CORPORATION

                                            By: /s/ Paul C. Desjourdy
                                               ----------------------
                                               Paul C. Desjourdy
                                               Executive Vice President,
                                               Chief Financial Officer

Date: March 28, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                       Title                              Date
     ---------                       -----                              ----
 /s/ Jack H. Kessler          Executive Vice-President,          March 28, 1997
------------------------      Chief Scientific Officer,
     Jack H. Kessler          Secretary and Chairman
                              of the Board of Directors
                              (Principal Executive Officer)

 /s/ Paul C. Desjourdy        Executive Vice President           March 28, 1997
-------------------------     Treasurer, Chief Financial
     Paul C. Desjourdy        Officer, and Director (Principal
                              Financial and Accounting Officer)

 /s/ Stuart M. Paley          Director                           March 28, 1997
-------------------------
     Stuart M. Paley

 /s/ Edward A. Mason          Director                           March 28, 1997
-------------------------
     Edward A. Mason

 /s/ James C. Richards        Director                           March 28, 1997
-------------------------
     James C. Richards

 /s/ Irwin M. Rosenthal       Director                           March 28, 1997
--------------------------
     Irwin M. Rosenthal

                              Symbollon Corporation
                                Index to Exhibits

3.1 Certificate of Incorporation of the Company; including Certificate of Designations, Preferences and Rights of Series A Preferred Stock of the Company. (previously filed as an exhibit to Form 10-QSB for the quarter ended September 30, 1996 and incorporated by reference.)

3.2      By-Laws of the Company. (1)

3.3 Agreement of Merger, dated as of August 4, 1993, between the Company and Symbollon Corporation, a Massachusetts corporation, (including Certificate of Merger and other state filings). (1)

4.1 Form of Warrant Agreement among the Company, D.H. Blair Investment Banking Corp. (the "Underwriter") and American Stock Transfer and Trust Company, including forms of Class A and Class B Warrant Certificates. (1)

4.2      Form of Specimen Class A Common Stock Certificate. (1)

4.3 Form of Stock Restriction Agreement among the Company, the Class B Stockholders and the Underwriter. (1)

10.1 1993 Stock Option Plan of the Company, as amended. (incorporated by reference to Exhibit A to the Company's 1994 Annual Stockholders Meeting Proxy Statement filed under cover of Schedule 14A dated May 4, 1994.)

10.2 Consulting and Separation Agreement, dated September 24, 1995, between the Company and Dr. James C. Richards. (previously filed as an exhibit to Form 10-KSB for the year ended December 31, 1995 and incorporated by reference.)

10.3 Employment Agreement, dated December 23, 1995, between the Company and Dr. Jack H. Kessler. (previously filed as an exhibit to Form 10-KSB for the year ended December 31, 1995 and incorporated by reference.)

10.4     Lease dated October 1, 1992 between Stanley W. Snider and the Company.
         (1)

10.5 Form of Employment Agreement, effective July 1, 1996, between the Company and Paul C. Desjourdy. (previously filed as an exhibit to Form 10-QSB for the quarter ended June 30, 1996 and incorporated by reference.)

10.6 Form of Indemnification Agreement between the Company and each officer and director of the Company. (1)

10.7 Marketing and Supply Agreement, dated January 11, 1995 between the Company and West Agro. (previously filed as an exhibit to Form 8-K of the Registrant dated January 11, 1995 and incorporated by reference).

10.8 Agreement, dated August 31, 1992 among the Company, Dr. Jack H. Kessler and Dr. Robert Rosenbaum. (1)

10.9 Promissory note dated August 1, 1993 issued by the Company to Dr. Jack Kessler. (1)

10.10 Form of Stock Option Agreement to be entered into between the Company and each option holder. (1)

10.11    Consultant Agreement between Mr. Smith and the Company dated
         March 23, 1994, as amended on September 1, 1995. (previously filed as an exhibit to Form 10-KSB for the year ended December 31, 1995 and incorporated by reference.)

10.12 Consultant Agreement between Dr. Mason and the Company dated June 1, 1994 (previously filed as an exhibit to Form 10-QSB for the quarter ended June 30, 1994 and incorporated by reference).

10.13 1994 Employee Stock Purchase Plan of the Company. (incorporated by reference to Exhibit B to the Company's 1994 Annual Stockholders Meeting Proxy Statement filed under cover of Schedule 14A dated May 4, 1994.)

10.14 1995 Non-Employee Directors' Stock Option Plan of the Company. (previously filed as an exhibit to Form 10-QSB for the quarter ended June 30, 1995 and incorporated by reference.)

10.15 Collaboration and License Agreement, dated May 14, 1996 between the Company and Oclassen Pharmaceuticals, Inc. (previously filed as an exhibit to Form 10-QSB for the quarter ended June 30, 1996 and incorporated by reference.)

10.16 Stock Purchase Agreement, dated August 14, 1996, among the Company, Anthony J. Cantone and Jack H. Kessler. (previously filed as an exhibit to Form 10-QSB for the quarter ended September 30, 1996 and incorporated by reference.)

11.1     Statement re Computation of Earnings per Share.

23.1     Consent of Richard A. Eisner & Company, LLP

27.1     Financial Data Schedule
--------------------------------
(1) Incorporated by reference to the corresponding exhibit number of the Registration Statement on Form SB-2 (Registration No. 33-68828) filed on November 24, 1993 and declared effective on December 7, 1993.