Form 10QSB
period 1997-03-31
SYMBOLLON CORP
filed 1997-05-13
CIK 912086

                                    Page - 1

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                      May 12, 1997
                                    -----------------
        Class A Common Stock            2,468,790
        Class B Common Stock               15,738

Transitional Small Business Disclosure Format (check one):

                    Yes             No    X
                        --------       --------

                              SYMBOLLON CORPORATION
                          (a development stage company)

                                      INDEX

                                                                           PAGE
PART I.  FINANCIAL INFORMATION                                             ----

         Item 1.  Financial Statements

                  Unaudited Condensed Balance Sheets
                           - March 31, 1997 and December 31, 1996           1

                  Unaudited Condensed Statements of Operations
                           and Deficit Accumulated During the Development Stage - For the three months
                           ended March 31, 1997 and March 31, 1996          2

                  UnauditedCondensed  Statements  of Cash  Flows
                           - For the three months ended March 31, 1997
                             and March 31, 1996                             3

                  Notes to the Unaudited Condensed Financial Statements     4

         Item 2.  Management's Discussion and Analysis
                           or Plan of Operation                             5

PART II.  OTHER INFORMATION

         Item 5   Other Information                                         6

         Item 6.  Exhibits and Reports on Form 8-K                          7

SIGNATURE                                                                   7

INDEX TO EXHIBITS                                                           8

                         Part I - Financial Information

Item 1 - Financial Statements

                             SYMBOLLON CORPORATION
                         (a development stage company)

                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                                                            March 31,       December 31,
                                                                              1997              1996
                                                                          -------------     ------------
Current assets:                                                            (unaudited)
  Cash and cash equivalents............................................... $ 1,791,575      $ 1,707,099
  Accounts receivable.....................................................      26,432           50,406
  Inventory...............................................................      46,066           17,818
  Prepaid expenses........................................................      59,529           82,439
                                                                           -----------      -----------
        Total current assets.............................................. $ 1,923,602      $ 1,857,762

Equipment and leasehold improvements, net of
 accumulated depreciation.................................................     111,495          124,463
Other assets:
    Patent and trademark cost, net of accumulated amortization............     119,182          127,097
Deposit...................................................................       5,000            5,000
                                                                          ------------      -----------
        TOTAL............................................................. $ 2,159,279      $ 2,114,322
                                                                          ============      ===========

                                   LIABILITIES
Current liabilities:
  Accounts payable........................................................ $    61,015      $    41,173
  Notes payable...........................................................     302,500
  Legal fees payable to related party.....................................      10,000           30,676
  Accrued Interest........................................................         350
  Other accrued professional fees.........................................      38,354           53,234
  Deferred revenue........................................................                       17,596
  Other current liabilities...............................................       7,575           14,441
                                                                          ------------      -----------
        Total current liabilities.........................................     419,794          157,120

Accrued rent..............................................................       9,333           14,000
                                                                          ------------      -----------
        Total liabilities.................................................     429,127          171,120
                                                                          ------------      -----------

                               STOCKHOLDERS' EQUITY

Preferred stock, par value $.001 per share, 5,000,000 shares authorized
 Convertible Preferred Stock, Series A, $.001 par value, 444,444 shares
 (liquidation preference $500,000)........................................         444              444
Common stock, Class A, par value $.001 per share,
 18,750,000 shares authorized, 1,265,423 and 1,287,137 shares issued at
 December 31, 1996 and March 31, 1997, respectively.......................       2,469            1,288
Common stock, Class B, par value $.001 per share,
 1,250,000 shares authorized,  1,214,713 and 1,196,275 shares issued at
 December 31, 1996 and March 31, 1997, respectively,
 each convertible into one share of Class A common stock..................          16            1,196
Additional paid-in capital................................................   7,273,353        7,273,353
Deficit accumulated during the development stage..........................  (5,546,130)      (5,333,079)
                                                                          ------------      -----------
     Total stockholders' equity...........................................   1,730,152        1,943,202
                                                                          ------------      -----------

        TOTAL............................................................. $ 2,159,279      $ 2,114,322
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

                                    Page - 4


                             SYMBOLLON CORPORATION
                          (a development stage company)

           CONDENSED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                          DURING THE DEVELOPMENT STAGE

                                                                                    Period From
                                                                                   July 15, 1986
                                                        Three Months Ended         (Inception) to
                                                             March 31,                March 31,
                                                         1996         1995              1997
                                                     -----------   -----------       -----------
                                                     (Unaudited)   (Unaudited)       (Unaudited)
Net sales.........................................   $             $    13,285       $  240,887
Contract revenue..................................        40,337                        510,328
License fee.......................................                                      540,000
                                                     -----------   -----------       -----------
        Total income..............................        40,337        13,285        1,291,215

Operating Expenses:
    Manufacturing costs...........................   $             $     6,861       $  173,706
    Research and development costs................       148,316       345,321        3,622,654
    General and administrative expenses...........       124,271       218,367        3,106,980
                                                     -----------   -----------       -----------
        Total operating expenses..................       272,587       570,549        6,903,340
                                                     -----------   -----------       -----------

Loss from operations..............................      (232,250)     (557,264)      (5,612,125)

Interest and other income.........................        19,549        23,876          406,381

Interest expense..................................          (350)         (830)        (340,386)
                                                     -----------   -----------       -----------

NET LOSS..........................................      (213,051)     (534,218)      (5,546,130)

Deficit accumulated during the development stage,
 beginning of period..............................    (5,333,079)   (4,427,664)
                                                     -----------   -----------       -----------
Deficit accumulated during the development stage,
 end of period....................................   $(5,546,130)  $(4,961,882)     $(5,546,130)
                                                     ===========   ===========       ===========

NET LOSS PER SHARE OF
 COMMON STOCK.....................................   $     (0.12)  $     (0.30)
                                                     ===========   ===========

Weighted average number of common
 shares outstanding...............................     1,784,528     1,780,136
                                                     ===========   ===========

See notes to condensed financial statements.

                                    Page - 5


                             SYMBOLLON CORPORATION
                         (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                           Period From
                                                                                          July 15, 1986
                                                                Three Months Ended       (Inception) to
                                                                     March 31,              March 31,
                                                                 1997          1996           1997
                                                             -----------   -----------    -----------
                                                             (Unaudited)   (Unaudited)    (Unaudited)
Cash flows from operating activities:
    Net loss..............................................   $  (213,051)  $  (534,218)   $(5,546,130)
    Adjustments  to  reconcile  net  loss to net
    cash  provided  by  (used  in) operating activities:
      Depreciation and amortization expense...............        13,723        15,636        333,248
      Amortization of debt issuance costs.................                                    130,000
      Accrued rent........................................        (4,667)       (2,250)         9,333
      Changes in operating assets and liabilities:
        Accounts receivable...............................        23,974        30,870        (26,432)
        Inventory.........................................       (28,247)      (17,086)       (46,065)
        Prepaid expenses..................................        22,910       (16,262)       (59,529)
        Deferred revenue..................................       (17,596)
        Accounts payable and other current liabilities....       (22,230)      135,921        174,469
                                                             -----------   -----------    -----------
        Net cash used in
        operating activities..............................      (225,184)     (387,389)    (5,031,106)
                                                             -----------   -----------    -----------
Cash flows from investing activities:
    Equipment and leasehold improvements costs............                      (8,752)      (255,320)
    Patent and trademark costs............................         7,160       (10,724)      (308,605)
    Deposit...............................................                                     (5,000)
                                                             -----------   -----------    -----------
      Net cash used in investing activities...............         7,160       (19,476)      (568,925)
                                                             -----------   -----------    -----------
Cash flows from financing activities:
    Notes Payable.........................................       302,500                      302,500
    Warrant conversion....................................                                    629,204
    Borrowings from stockholders..........................                                    253,623
    Repayment to stockholders.............................                                   (127,683)
    Sale of common stock and units........................                                  7,227,364
    Sale of preferred stock...............................                                    450,000
    Sale of option to purchase units......................                                        100
    Public offering costs.................................                                 (1,343,502)
                                                             -----------   -----------    -----------
      Net cash provided by
      financing activities................................       302,500                    7,391,606
                                                             -----------   -----------    -----------
NET INCREASE (DECREASE) IN CASH...........................        84,476      (406,865)     1,791,575
Cash at beginning of period...............................     1,707,099     2,087,753
                                                             -----------   -----------    -----------
CASH AT END OF PERIOD.....................................   $ 1,791,575   $ 1,680,888    $ 1,791,575
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

         The Company was formed to develop and commercialize proprietary iodine-based products for infection control and treatment in biomedical and bioagricultural industries.

         The Company is in the development stage and its efforts since inception have been principally devoted to research and development, securing patent and trademark protection and raising capital. In connection with its research and development efforts, several grants under the Small Business Innovation Research ("SBIR") program concerning the Company's technology have been funded and additional grants are being pursued. Management of the Company anticipates that additional losses will be incurred as these efforts are pursued. In 1995, the Company signed a marketing and supply agreement for its first product and commenced shipping.

Note B - Accounting Policies and Disclosure:

         The accompanying unaudited financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

         In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Note C - Line of Credit:

         During the first quarter of 1997 the Company established a $500,000 line of credit with Silicon Valley Bank. The line of credit is secured by the Company's assets and contains various restrictive covenants, including a restriction on dividends. The line of credit has an interest rate of prime plus 1 1/2% and expires in one year.

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

Forward-Looking Statements

         Any statements set forth below or otherwise made in writing or orally by the Company with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company makes such statements based on assumptions which it believes to be reasonable, the Company's business is subject to significant risks and there can be no assurance that actual results will not differ materially from the Company's expectations. Accordingly, the Company hereby identifies the following important factors, among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Company in any such forward-looking statements: (i) the timely development and acceptance of new products, (ii) the achievement of product development milestones by the Company's corporate partners, (iii) the timely receipt of regulatory clearances required to market the Company's proposed products, (iv) the continued sale of IodoZyme, the Company's only product, and (v) the Company's ability to enter into new arrangements with corporate partners.

Results of Operations

         Symbollon's net loss decreased by $321,167 or 60.1% from $534,218 in the three month period ended March 31, 1996 to $213,051 in the comparable 1997 period. This decrease resulted primarily from decreased development efforts and decreased general and administrative expenses, and increased contract revenues. The Company expects to continue to incur operating losses for the foreseeable future.

         Product revenues from sales of IodoZyme decreased by $13,285 or 100% from $13,285 in the three month period ended March 31, 1996 to none in the comparable 1997 period. The Company anticipates that future sales of IodoZyme for the remainder of 1997 will equal or exceed the levels achieved during 1996.

         Contract revenues increased by $40,337 or 100% from none in the three month period ended March 31, 1996 to $40,337 in the comparable 1997 period. This increase resulted from revenues generated from a research and development contract with a corporate partner not in existence during the three month period ended March 31, 1996.

         General and administrative expenses decreased by $94,096 or 43.1% from $218,367 in the three month period ended March 31, 1996 to $124,271 in the comparable 1997 period. This decrease resulted from decreased legal fees, insurance costs and director fees. Research and development expenses decreased by $197,005 or 57.1% from $345,321 in the three month period ended March 31,
1996 to $148,316 in the comparable 1997 period. This decrease resulted from decreases in labor costs associated with a reduction in the work force and the discontinuation of the development expenses, including third party testing and consultant fees, related to the preparation of the 510(k) filing with the Federal Food and Drug Administration covering the Company's high level disinfectant formulation.

Liquidity and Capital Resources

         The Company has funded its activities through proceeds from Class A Warrant exercises, its initial public offering and private placements of equity and debt securities and through loans from principal stockholders. Independent research and development activities regarding the Company's technology has been funded through SBIR grants received and administered by Biomedical Development
Corporation. As of March 31, 1997, the Company had working capital of $1,503,808.

         The Company has had no significant revenue and has incurred a cumulative loss through March 31, 1997 of $5,546,130. However, the Company believes that it has the necessary liquidity and capital resources, together with anticipated future revenues, to sustain planned operations for the twelve months following March 31, 1997. In the event that the Company's internal estimates relating to its planned revenues or expenditures prove materially inaccurate, the Company may be required to reallocate funds among its planned activities and curtail certain planned expenditures. In any event, the Company anticipates that it will require additional funds after March 31, 1998.

         During the remainder of 1997, the Company anticipates paying approximately $210,000 as compensation for its current executive officers, and approximately $38,250 for lease payments on its facilities. At December 31,1996, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $5,010,000 expiring through 2011.


Part II - Other Information

Item 5. Other Information

         During the first quarter of 1997 the Company established a $500,000 line of credit with Silicon Valley Bank. The line of credit is secured by the Company's assets and contains various restrictive covenants, including a restriction on dividends. The line of credit has an interest rate of prime plus 1 1/2% and expires in one year.

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

                                            SYMBOLLON CORPORATION

Date:  May 12, 1997                         By: /s/ Paul C. Desjourdy
                                                ---------------------
                                                Paul C. Desjourdy, Vice
                                                President/CFO
                                                and authorized signatory

                              SYMBOLLON CORPORATION

                                INDEX TO EXHIBITS

                                                                        Page #

10.17    Loan and Security Agreement, dated March 26, 1997, between the Company and Silicon Valley Bank............................

11.1     Statement re: Computation of Earnings per Share................

27.1     Financial Data Schedule........................................