Form 10QSB
period 1997-06-30
SYMBOLLON CORP
filed 1997-08-14
CIK 912086

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
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

                    37 Loring Drive, Framingham, MA 01702
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  508-620-7676
-------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

                    122 Boston Post Road, Sudbury, MA 01776
-------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                     August 13, 1997
                                    -----------------
        Class A Common Stock            3,181,278
        Class B Common Stock               15,738

Transitional Small Business Disclosure Format (check one):

                    Yes             No    X
                        --------       --------

                              SYMBOLLON CORPORATION
                          (a development stage company)

                                      INDEX

                                                                           PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Unaudited Condensed Balance Sheets
                    - June 30, 1997 and December 31, 1996                    1

                  Unaudited Condensed Statements of Operations  and Deficit
                    Accumulated  During the  Development  Stage - For the
                    six and three months ended June 30, 1997 and June 30,
                    1996                                                     2

                  UnauditedCondensed  Statements  of  Cash  Flows
                    - For the six months ended June 30, 1997
                    and June 30, 1996                                        3

                  Notes to the Unaudited Condensed Financial Statements      4

         Item 2.  Management's Discussion and Analysis
                    or Plan of Operation                                     6

PART II.  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders        8

         Item 5.  Other Information                                          8

         Item 6.  Exhibits and Reports on Form 8-K                           9

SIGNATURE                                                                   10

INDEX TO EXHIBITS                                                           11

                        Part I - Financial Information

Item 1 - Financial Statements

                             SYMBOLLON CORPORATION
                         (a development stage company)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                                            June 30,        December 31,
                                                                              1997              1996
                                                                          -------------     ------------
Current assets:
  Cash and cash equivalents............................................... $ 1,724,648      $ 1,707,099
  Accounts receivable.....................................................     142,066           50,406
  Inventory...............................................................      15,672           17,818
  Prepaid expenses........................................................      36,438           82,439
                                                                           -----------      -----------
        Total current assets.............................................. $ 1,918,824      $ 1,857,762

Equipment and leasehold improvements, net of
 accumulated depreciation.................................................      97,114          124,463
Other assets:
    Patent and trademark cost, net of accumulated amortization............     136,770          127,097
Deposit...................................................................       5,000            5,000
                                                                          ------------      -----------
        TOTAL............................................................. $ 2,157,708      $ 2,114,322
                                                                          ============      ===========

                                   LIABILITIES
Current liabilities:
  Accounts payable........................................................ $    21,477      $    41,173
  Notes payable...........................................................     492,500
  Legal fees payable to related party.....................................       5,377           30,676
  Other accrued professional fees.........................................      45,365           53,234
  Deferred revenue........................................................                       17,596
  Other current liabilities...............................................       8,083           14,441
                                                                          ------------      -----------
        Total current liabilities.........................................     572,802          157,120

Accrued rent..............................................................       4,666           14,000
                                                                          ------------      -----------
        Total liabilities.................................................     577,468          171,120
                                                                          ------------      -----------

                               STOCKHOLDERS' EQUITY

Preferred  stock,  par  value  $.001  per  share,  5,000,000  shares  authorized
 Convertible Preferred Stock, Series A, $.001 par value, 444,444 shares
 issued at December 31, 1996 (liquidation preference $500,000)............                          444
Common stock, Class A, par value $.001 per share,
 18,750,000 shares authorized, 1,288,253 and 2,914,611 shares issued at
 December 31, 1996 and June 30, 1997, respectively........................       2,915            1,288
Common stock, Class B, par value $.001 per share,
 1,250,000 shares authorized, 1,196,275 and 15,738 shares issued at December 31,
 1996 and June 30, 1997, respectively,
 each convertible into one share of Class A common stock..................          16            1,196
Additional paid-in capital................................................   7,275,417        7,273,353
Deficit accumulated during the development stage..........................  (5,698,108)      (5,333,079)
                                                                          ------------      -----------
     Total stockholders' equity...........................................   1,580,240        1,943,202
                                                                          ------------      -----------

        TOTAL............................................................. $ 2,157,708      $ 2,114,322
                                                                          ============      ===========

See notes to condensed financial statements.


                             SYMBOLLON CORPORATION
                          (a development stage company)

           CONDENSED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                          DURING THE DEVELOPMENT STAGE
                                  (Unaudited)
                                                                                                               Period From
                                                                                                              July 15, 1986
                                                        Three Months Ended            Six Months Ended       (Inception) to
                                                              June 30,                    June 30,              June 30,
                                                         1997         1996           1997          1996           1997
                                                     -----------   -----------    -----------   -----------    -----------
Net sales.........................................   $   162,338   $     3,447    $   162,338   $    16,732    $   403,225
Contract revenue..................................         8,250        82,587         48,587        82,587        518,578
License fee.......................................                     500,000                      500,000        540,000
                                                     -----------   -----------    -----------   -----------    -----------
        Total income..............................       170,588       586,034        210,925       599,319      1,461,803

Operating Expenses:
    Manufacturing costs...........................   $    86,021   $     6,653    $    86,021   $    13,514    $   259,727
    Research and development costs................       134,873       307,014        283,189       652,335      3,757,527
    General and administrative expenses...........       114,897       209,027        239,168       450,691      3,221,877
                                                     -----------   -----------    -----------   -----------    -----------
        Total operating expenses..................       335,791       522,694        608,378     1,116,540      7,239,131
                                                     -----------   -----------    -----------   -----------    -----------

Income (Loss) from operations.....................      (165,203)       63,340      (397,453)      (517,221)    (5,777,328)

Interest income...................................        21,438        22,296         40,987        46,172        427,819

Interest expense and debt issuance costs..........        (8,213)         (831)        (8,563)       (1,660)      (348,599)
                                                     -----------   -----------    -----------   -----------    -----------

NET INCOME (LOSS).................................      (151,978)       84,805       (365,029)     (472,709)    (5,698,108)

Deficit accumulated during the development stage,
 beginning of period..............................    (5,546,130)   (4,961,882)    (5,333,079)   (4,427,664)
                                                     -----------   -----------    -----------   -----------    -----------
Deficit accumulated during the development stage,
 end of period....................................   $(5,698,108)  $(4,877,077)   $(5,698,108)  $(4,900,373)   $(5,698,108)
                                                     ===========   ===========    ===========   ===========    ===========

NET INCOME (LOSS) PER SHARE OF
 COMMON STOCK.....................................   $     (0.07)  $      0.05    $     (0.19)  $     (0.27)
                                                     ===========   ===========    ===========   ===========

Weighted average number of common
 shares outstanding...............................     2,083,253     1,780,136      1,885,203     1,780,136
                                                     ===========   ===========    ===========   ===========

See notes to condensed financial statements.

                             SYMBOLLON CORPORATION
                         (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                                           Period From
                                                                                          July 15, 1986
                                                                 Six Months Ended        (Inception) to
                                                                     June 30,               June 30,
                                                                1997          1996           1997
                                                             -----------   -----------    -----------
Cash flows from operating activities:
    Net loss..............................................   $  (365,029)  $  (472,709)   $(5,698,108)
    Adjustments  to  reconcile  net  loss to net
    cash  provided  by  (used  in) operating activities:
      Depreciation and amortization expense...............        14,835        30,004        334,360
      Amortization of debt issuance costs.................                                    130,000
      Accrued rent........................................        (9,333)       (4,500)         4,667
      Changes in operating assets and liabilities:
        Accounts receivable...............................       (91,660)       10,382       (142,066)
        Inventory.........................................         2,146       (18,037)       (15,672)
        Prepaid expenses..................................        46,001        17,633        (36,438)
        Deferred revenue..................................       (17,596)
        Accounts payable and other current liabilities....       (59,222)      179,075        137,477
                                                             -----------   -----------    -----------
        Net cash used in
        operating activities..............................      (479,858)     (258,152)    (5,285,780)
                                                             -----------   -----------    -----------
Cash flows from investing activities:
    Equipment and leasehold improvements costs............        15,907        (4,406)      (239,413)
    Patent and trademark costs............................       (13,066)      (37,425)      (328,831)
    Deposit...............................................                                     (5,000)
                                                             -----------   -----------    -----------
      Net cash used in investing activities...............         2,841       (41,831)      (573,244)
                                                             -----------   -----------    -----------
Cash flows from financing activities:
    Notes Payable.........................................       492,500                      492,500
    Warrant conversion....................................                                    629,204
    Borrowings from stockholders..........................                                    253,623
    Repayment to stockholders.............................                                   (127,683)
    Sale of common stock and units........................         2,066         6,552      7,229,430
    Sale of preferred stock...............................                                    450,000
    Sale of option to purchase units......................                                        100
    Public offering costs.................................                                 (1,343,502)
                                                             -----------   -----------    -----------
      Net cash provided by
      financing activities................................       494,566         6,552      7,583,672
                                                             -----------   -----------    -----------
NET INCREASE (DECREASE) IN CASH...........................        17,549      (293,431)     1,724,648
Cash at beginning of period...............................     1,707,099     2,087,753
                                                             -----------   -----------    -----------
CASH AT END OF PERIOD.....................................   $ 1,724,648   $ 1,794,322    $ 1,724,648
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

         The Company is in the development stage and its efforts since inception have been principally devoted to research and development, securing patent and trademark protection and raising capital. In connection with its research and development efforts, several grants under the Small Business Innovation Research ("SBIR") program concerning the Company's technology have been funded. Management of the Company anticipates that additional losses will be incurred as these efforts are pursued. In 1995, the Company signed a marketing and supply agreement for its first product and commenced shipping.

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

         In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the six and three-month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Note C - Line of Credit:

         During the first quarter of 1997 the Company established a $500,000 line of credit with Silicon Valley Bank. The line of credit is secured by the Company's assets and contains various restrictive covenants, including a restriction on dividends. The line of credit has an interest rate of prime plus 1 1/2% and expires in one year.

Note D - Capitalization:

         In May 1997, the holders of the 444,444 outstanding shares of Series A Preferred Stock converted those shares into an equal number of shares of Class A Common Stock.

         The Company sold 266,667 shares of Class A Common Stock to Bausch & Lomb Pharmaceuticals, Inc. in a private placement on August 4, 1997 for $500,000, in conjunction with entering into a collaboration and sale/license agreement with the Company (see Part II - Item 5. "Other Information" below). The shares are subject to certain voting and transfer restrictions and may be redeemed at cost at the option of either the Company or the purchaser.

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

Results of Operations

         Symbollon's net loss for the three month period ended June 30, 1997 was $151,978, reflecting an increase of $236,783 from a net income of $84,805 in the comparable 1996 period. Symbollon's net loss for the six month period ended June 30, 1997 was $365,029, reflecting a decrease of $107,680 from a net loss of $472,709 in the comparable 1996 period. The increased loss for the three-month period resulted primarily from decreased license fees/contract revenues from a research and development contract signed in the second quarter of 1996, partially offset by decreased expenses and increased product revenues. The decreased loss for the six-month period resulted primarily from decreased expenses and increased product revenues, partially offset by decreased license fees/contract revenues. The Company expects to continue to incur operating losses for the foreseeable future.

         Product revenues from sales of IodoZyme for the three and six-month periods ended June 30, 1997 were $162,338, reflecting an increase of $158,891 and $145,606, respectively, from the product sales in the comparable 1996 periods. The increased sales reflect in part the Company's efforts with its marketing partner, West Agro, Inc., to broaden the distribution of the product.

At June 30, 1997, Symbollon's backlog for IodoZyme was approximately $210,000 which is expected to be satisfied during the third quarter.

         The gross profit margin on product sales for the three and six-month periods ended June 30, 1997 were 47%, compared to (93%) and 19.2%, respectively, in the comparable 1996 periods. The increase in the gross profit margin on product sales for the three and six-month periods ended June 30, 1997 were primarily due to increased sales volume.

         Contract revenues for the three and six-month periods ended June 30, 1997 were $8,250, and $48,587, respectively, reflecting a decrease of $74,337 and $34,000, respectively, from the contract revenues in the comparable 1996 periods. License fees for the three and six-month periods ended June 30, 1997 were none, reflecting a decrease of $500,000 from the license fees in the comparable 1996 periods. The contract revenues and license fees generated in both fiscal 1996 and 1997 relate to one corporate relationship entered into in May 1996 in the field of dermatology.

         Research and development expenses for the three and six-month periods ended June 30, 1997 were $134,873 and $283,189, respectively, reflecting a decrease of $172,141 and $369,146, respectively, from the research and development expenses in the comparable 1996 periods. The decreases resulted from decreases in labor costs associated with a reduction in the work force and the discontinuation of the development expenses, including third party testing and consultant fees, related to the preparation of the 510(k) filing with the Federal Food and Drug Administration covering the Company's high level disinfectant formulation, which has been abandoned.

         General and administrative expenses for the three and six-month periods ended June 30, 1997 were $114,897 and $239,168, respectively, reflecting a decrease of $94,130 and $211,523, respectively, from the general and administrative expenses in the comparable 1996 periods. The decreases resulted primarily from decreased legal fees, insurance costs and director fees. The Company anticipates that general and administrative expenses will remain at current levels for the remainder of 1997.

Liquidity and Capital Resources

         The Company has funded its activities through proceeds from Class A Warrant exercises, its initial public offering and private placements of equity and debt securities and through loans from principal stockholders and its bank. Independent research and development activities regarding the Company's technology has been funded through SBIR grants received and administered by Biomedical Development Corporation. As of March 31, 1997, the Company had working capital of $1,346,022.

         The Company has had no significant revenue and has incurred a cumulative loss through June 30, 1997 of $5,698,108. However, the Company believes that it has the necessary liquidity and capital resources, together with anticipated future revenues, to sustain planned operations for the twelve months following June 30, 1997. In the event that the Company's internal estimates relating to its planned revenues or expenditures prove materially inaccurate, the Company may be required to reallocate funds among its planned activities and curtail certain planned expenditures. In any event, the Company anticipates that it will require additional funds after June 30, 1998.

         During the remainder of 1997, the Company anticipates paying approximately $140,000 as compensation for its current executive officers, and approximately $20,150 for lease payments on its facilities. Planned capital expenditures for the remainder of 1997 are expected to be approximately $20,000 for manufacturing equipment and $60,000 for leasehold improvements related to the move to a new corporate headquarters. At December 31,1996, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $5,010,000 expiring through 2011.


Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         The following items were submitted to a vote of the stockholders at the Company's Annual Meeting on May 14, 1997:

         1.  Election of Directors.  The following directors were elected:

                                                       Votes
                                         For           Against   Withheld
                                         ---           -------   --------
                  James C. Richards   2,752,461         3,490        0
                  Jack H. Kessler     2,752,461         3,490        0
                  Paul C. Desjourdy   2,752,461         3,490        0
                  Edward A. Mason     2,752,461         3,490        0
                  Stuart M. Paley     2,752,461         3,490        0

         2. Ratification of Richard A.Eisner & Company, LLP as the independent auditors of the Company:

                                                       Votes
                                        For           Against   Withheld
                                        ---           -------   --------
                                      2,753,361        2,490       100

         Each item identified above was described in the Company's Proxy Statement for the Annual Meeting of Stockholders. Each item received the necessary votes for approval.

Item 5. Other Information

         The  Company   entered  into  a  five-year   lease  for  new  corporate
headquarters located in Framingham, Massachusetts. Pursuant to the lease, the Company has agreed to pay the landlord $50,000 for certain leasehold improvements to the 5,400 square foot facility. The Company has an option to extend the lease for an additional five years.

         On August  4,  1997,  the  Company  entered  into a  collaboration  and sale/license agreement with Bausch & Lomb Pharmaceuticals, Inc. Under the Collaboration and Sale/License Agreement, the parties intend to develop ophthalmic products based on Symbollon's proprietary enzyme-based iodine technology. Bausch & Lomb obtained exclusive marketing rights in the United
States  and  Canada  for  ophthalmic   products  that  are  developed  based  on
Symbollon's iodine technology. The agreement also provides Bausch & Lomb with options to broaden its exclusive marketing rights to include the rest of the world, and to include otic (ear) products. So long as the agreement is in effect, Bausch & Lomb will make a series of milestone payments to Symbollon based on the passage of time or the occurrence of certain events, plus royalty payments on product sales and reimbursement of Symbollon's development efforts under the agreement.

         In conjunction with the Collaboration and Sale/License Agreement, the parties entered into a stock purchase agreement pursuant to which Bausch & Lomb purchased 266,667 shares of Class A Common Stock for $500,000. Bausch & Lomb has agreed to purchase an additional $350,000 of shares of Class A Common Stock on the first anniversary of the agreement so long as the Collaboration and Sale/License Agreement has not been terminated prior to that date. Pursuant to the Stock Purchase Agreement, the shares purchased by Bausch & Lomb are subject to certain voting and transfer restrictions and may be redeemed at cost at the option of either the Company or the purchaser. Subject to certain exceptions, Bausch & Lomb has agreed to vote its shares of Class A Common Stock in accordance with the recommendations of Symbollon's Board of Directors. Bausch & Lomb may offset certain portions of the future milestone payments due to Symbollon pursuant to the Collaboration and Sale/License Agreement by redeeming at cost the shares purchased pursuant to the Stock Purchase Agreement. Under certain circumstances, if the Collaboration and Sale/License Agreement is terminated prior to Symbollon's receipt of the required milestone payments, then Bausch & Lomb has agreed to transfer to Symbollon for no consideration up to $500,000 worth (valued at their original purchase price) of the shares. Additionally, if the Collaboration and Sale/License Agreement is terminated by Bausch & Lomb prior to its fourth anniversary, Bausch & Lomb may require the Company to repurchase up to $350,000 worth (valued at their original purchase price) of the shares annually through the seventh anniversary of the Stock Purchase Agreement in an amount equal to 25% of the Company's positive cash flows from operating activities.

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

                                    SYMBOLLON CORPORATION

Date:  August 14, 1997              By: /s/ Paul C. Desjourdy
                                       ----------------------
                                       Paul C. Desjourdy, Vice President/CFO
                                       and authorized signatory

                              SYMBOLLON CORPORATION

                                INDEX TO EXHIBITS

                                                                         Page #

10.18  Commercial Lease, dated June 5, 1997, between the Company and
       Pine Street Realty Trust.........................................

10.19  Collaboration and Sale/License Agreement, dated August 4, 1997, between the Company and Bausch & Lomb Pharmaceuticals, Inc.*.....

10.20  Stock Purchase Agreement, dated August 4, 1997, between the Company and Bausch & Lomb Pharmaceuticals, Inc. .........................

11.1   Statement re: Computation of Earnings per Share..................

27.1   Financial Data Schedule..........................................
-------------

* Indicates that material has been omitted and Confidential treatment has been requested therefor. All such omitted material has been filed separately with the Commission pursuant to Rule 24b-2.