Form 10QSB
period 1997-09-30
SYMBOLLON CORP
filed 1997-11-14
CIK 912086

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
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

                                    November 12, 1997
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

                                      INDEX
                                      -----

                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Unaudited Condensed Balance Sheets
                           - September 30, 1997 and December 31, 1996        1

                  Unaudited Condensed Statements of Operations and
                           Deficit Accumulated During the Development
                           Stage - For the nine and three months ended
                           September 30, 1997 and September 30, 1996         2

                  Unaudited Condensed Statements of Cash Flows - For
                           the nine months ended September 30, 1997
                           and September 30, 1996                            3

                  Notes to the Unaudited Condensed Financial Statements      4

         Item 2.  Management's Discussion and Analysis
                           or Plan of Operation                              6

PART II.  OTHER INFORMATION

         Item 2. Changes in Securities                                       8

         Item 5. Other Information                                           8

         Item 6. Exhibits and Reports on Form 8-K                            9

SIGNATURE                                                                    9

INDEX TO EXHIBITS                                                           10

                        Part I - Financial Information

Item 1 - Financial Statements

                             SYMBOLLON CORPORATION
                         (a development stage company)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                                          September 30,     December 31,
                                                                              1997              1996
                                                                          -------------     ------------
Current assets:
  Cash and cash equivalents............................................... $ 2,163,629      $ 1,707,099
  Accounts receivable.....................................................      98,519           50,406
  Inventory...............................................................     107,161           17,818
  Prepaid expenses........................................................      13,945           82,439
                                                                           -----------      -----------
        Total current assets.............................................. $ 2,383,254      $ 1,857,762

Equipment and leasehold improvements, net of
 accumulated depreciation.................................................     161,189          124,463
Other assets:
    Patent and trademark cost, net of accumulated amortization............     149,372          127,097
Deposit...................................................................       2,364            5,000
                                                                          ------------      -----------
        TOTAL............................................................. $ 2,696,179      $ 2,114,322
                                                                          ============      ===========

                                   LIABILITIES
Current liabilities:
  Accounts payable........................................................ $    23,840      $    41,173
  Legal fees payable to related party.....................................       9,714           30,676
  Other accrued professional fees.........................................      11,704           53,234
  Deferred revenue........................................................                       17,596
  Other current liabilities...............................................      89,355           14,441
                                                                          ------------      -----------
        Total current liabilities.........................................     134,613          157,120

Accrued rent..............................................................                       14,000
                                                                          ------------      -----------
        Total liabilities.................................................     134,613          171,120
                                                                          ------------      -----------

Redeemable common stock, Class A, par value $.001 per share,
 266,667 shares issued at September 30, 1997
 (aggregate involuntary liquidation value $500,000)                            500,000

                               STOCKHOLDERS' EQUITY

Preferred  stock,  par  value  $.001  per  share,  5,000,000  shares  authorized
 Convertible Preferred Stock, Series A, $.001 par value, 444,444 shares
 issued at December 31, 1996 (liquidation preference $500,000)............                          444
Common stock, Class A, par value $.001 per share,
 18,750,000 shares authorized, 1,288,253 and 2,914,611 shares issued at
 December 31, 1996 and September 30, 1997, respectively...................       2,915            1,288
Common stock, Class B, par value $.001 per share,
 1,250,000 shares authorized, 1,196,275 and 15,738 shares issued at December 31,
 1996 and September 30, 1997, respectively,
 each convertible into one share of Class A common stock..................          16            1,196
Additional paid-in capital................................................   7,250,417        7,273,353
Deficit accumulated during the development stage..........................  (5,191,782)      (5,333,079)
                                                                          ------------      -----------
     Total stockholders' equity...........................................   2,061,566        1,943,202
                                                                          ------------      -----------

        TOTAL............................................................. $ 2,696,179      $ 2,114,322
                                                                          ============      ===========

See notes to condensed financial statements.


                             SYMBOLLON CORPORATION
                          (a development stage company)

           CONDENSED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                          DURING THE DEVELOPMENT STAGE
                                  (Unaudited)
                                                                                                               Period From
                                                                                                              July 15, 1986
                                                        Three Months Ended            Nine Months Ended       (Inception) to
                                                            September 30,               September 30,         September 30,
                                                         1997         1996           1997          1996           1997
                                                     -----------   -----------    -----------   -----------    -----------
Net sales.........................................   $    72,000   $    33,509    $   234,338   $    50,241    $   475,225
Contract revenue..................................        17,737        51,529         66,324       134,116        536,315
License fee.......................................       750,000                      750,000       500,000      1,290,000
                                                     -----------   -----------    -----------   -----------    -----------
        Total income..............................       839,737        85,038      1,050,662       684,357      2,301,540

Operating Expenses:
    Manufacturing costs...........................   $    41,064   $    22,665    $   127,085   $    36,179    $   300,791
    Research and development costs................       145,632       220,417        428,821       872,752      3,903,159
    General and administrative expenses...........       164,253       110,565        403,421       561,256      3,386,130
                                                     -----------   -----------    -----------   -----------    -----------
        Total operating expenses..................       350,949       353,647        959,327     1,470,187      7,590,080
                                                     -----------   -----------    -----------   -----------    -----------

Income (Loss) from operations.....................       488,788      (268,609)        91,335      (785,830)    (5,288,540)

Interest income...................................        25,199        23,543         66,186        69,715        453,018

Interest expense and debt issuance costs..........        (7,661)         (410)       (16,224)       (2,070)      (356,260)
                                                     -----------   -----------    -----------   -----------    -----------

NET INCOME (LOSS).................................       506,326      (245,476)       141,297      (718,185)    (5,191,782)

Deficit accumulated during the development stage,
 beginning of period..............................    (5,698,108)   (4,900,373)    (5,333,079)   (4,427,664)
                                                     -----------   -----------    -----------   -----------    -----------
Deficit accumulated during the development stage,
 end of period....................................   $(5,191,782)  $(5,145,849)   $(5,191,782)  $(5,145,849)   $(5,191,782)
                                                     ===========   ===========    ===========   ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE................   $      0.21   $     (0.12)    $     0.07   $     (0.39)
                                                     ===========   ===========    ===========   ===========

Weighted average number of common and common
 equivalent shares outstanding....................     2,442,178     2,015,296      2,106,520     1,859,095
                                                     ===========   ===========    ===========   ===========

See notes to condensed financial statements.

                             SYMBOLLON CORPORATION
                         (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                                           Period From
                                                                                          July 15, 1986
                                                                 Nine Months Ended        (Inception) to
                                                                  September 30,            September 30,
                                                                1997          1996            1997
                                                             -----------   -----------    -----------
Cash flows from operating activities:
    Net loss..............................................   $   141,297   $  (718,185)   $(5,191,782)
    Adjustments  to  reconcile  net  loss to net
    cash  provided  by  (used  in) operating activities:
      Depreciation and amortization expense...............        46,758        45,006        366,283
      Amortization of debt issuance costs.................                                    130,000
      Accrued rent........................................       (14,000)       (6,750)             0
      Loss on disposition of equipment....................           240                          240
      Changes in operating assets and liabilities:
        Accounts receivable...............................       (48,113)        7,456        (98,519)
        Inventory.........................................       (89,343)          864       (107,161)
        Prepaid expenses..................................        68,494        50,208        (13,945)
        Deferred revenue..................................       (17,596)                           0
        Accounts payable and other current liabilities....        (4,911)       35,975        191,788
                                                             -----------   -----------    -----------
        Net cash provided by (used in)
        operating activities..............................        82,826      (585,426)    (4,723,096)
                                                             -----------   -----------    -----------
Cash flows from investing activities:
    Equipment and leasehold improvements costs............       (83,615)       (7,333)      (338,935)
    Patent and trademark costs............................       (27,683)      (45,314)      (343,448)
    Proceeds from sale of equipment.......................         5,300                        5,300
    Deposit...............................................         2,636                       (2,364)
                                                             -----------   -----------    -----------
      Net cash used in investing activities...............      (103,362)      (52,647)      (679,447)
                                                             -----------   -----------    -----------
Cash flows from financing activities:
    Warrant conversion....................................                                    629,204
    Borrowings from stockholders..........................                       2,451        253,623
    Repayment to stockholders.............................                                   (127,683)
    Sale of common stock and units........................       477,066         6,552      7,704,430
    Sale of preferred stock...............................                     450,000        450,000
    Sale of option to purchase units......................                                        100
    Public offering costs.................................                                 (1,343,502)
                                                             -----------   -----------    -----------
      Net cash provided by
      financing activities................................       477,066       459,003      7,566,172
                                                             -----------   -----------    -----------
NET INCREASE (DECREASE) IN CASH...........................       456,530      (179,070)     2,163,629
Cash at beginning of period...............................     1,707,099     2,087,753
                                                             -----------   -----------    -----------
CASH AT END OF PERIOD.....................................   $ 2,163,629   $ 1,908,683    $ 2,163,629
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

         In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the nine and three-month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Note C - Line of Credit:

         During the first quarter of 1997 the Company established a $500,000 line of credit with Silicon Valley Bank. The line of credit is secured by the Company's assets and contains various restrictive covenants, including a restriction on dividends. The line of credit has an interest rate of prime plus 1 1/2% and expires in March 1998.

Note D - Capitalization:

         In May 1997, the holders of the 444,444 outstanding shares of Series A Preferred Stock converted those shares into an equal number of shares of Class A Common Stock.

         The Company sold 266,667 shares of Class A Common Stock to Bausch & Lomb Pharmaceuticals, Inc. in a private placement on August 4, 1997 for $500,000, in conjunction with entering into a collaboration and sale/license agreement with the Company. The shares are subject to certain voting and transfer restrictions and may be redeemed at cost at the option of either the Company or the purchaser.

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

Results of Operations

         Symbollon's net income for the three month period ended September 30, 1997 was $506,326, reflecting an increase of $751,802 from a net loss of $245,476 in the comparable 1996 period. Symbollon's net income for the nine-month period ended September 30, 1997 was $141,297, reflecting an increase of $859,482 from a net loss of $718,185 in the comparable 1996 period. The increased net income for the three-month period resulted primarily from increased license fees from research and development contracts and increased product revenues, partially offset by decreased contract revenues. The net increased income for the nine-month period resulted primarily from decreased expenses and increased license fees and product revenues, partially offset by decreased contract revenues. The Company may incur operating losses in future based on its plan to increase expenditures to fund clinical trials in the area of fibrocystic breast disease.

         Product revenues from sales of IodoZyme for the three and nine-month periods ended September 30, 1997 were $72,000 and $234,338, respectively, reflecting an increase of $38,491 and $184,097, respectively, from the product sales in the comparable 1996 periods. The increased sales reflect in part the Company's efforts with its marketing partner, West Agro, Inc., to broaden the distribution of the product. At September 30, 1997, Symbollon's backlog for IodoZyme was approximately $142,000 which is expected to be satisfied during the fourth quarter.

         The gross profit margin on product sales for the three and nine-month periods ended September 30, 1997 were 43% and 46%, compared to 32% and 28%, respectively, in the comparable 1996 periods. The increase in the gross profit margin on product sales for the three and nine-month periods ended September 30, 1997 was primarily due to increased sales volume.

         Contract revenues for the three and nine-month periods ended September 30, 1997 were $17,737 and $66,324, respectively, reflecting a decrease of $33,792 and $67,792, respectively, from the contract revenues in the comparable 1996 periods. License fees for the three and nine-month periods ended September 30, 1997 were $750,000, reflecting an increase of $750,000 and $250,000, respectively, from the license fees in the comparable 1996 periods. In August 1997, the Company entered into a new corporate relationship in the field of ophthalmics. The increase in license fees in fiscal 1997 was related to the new corporate relationship. The decrease in contract revenues in fiscal 1997 was related to a decrease in the services rendered by the Company under its corporate relationship in the field of dermatology.

         Research and development expenses for the three and nine-month periods ended September 30, 1997 were $145,632 and $428,821, respectively, reflecting a decrease of $74,785 and $443,931, respectively, from the research and development expenses in the comparable 1996 periods. The decreases resulted from decreases in labor costs associated with a reduction in the work force and the discontinuation of the development expenses, including third party testing and consultant fees, related to the preparation of the 510(k) filing with the Federal Food and Drug Administration covering the Company's high level disinfectant formulation, which has been abandoned. The Company anticipates that research and development expenses will likely increase above current levels as it prepares to begin clinical trials in the area of fibrocystic breast disease in 1998.

         General and administrative expenses for the three and nine-month periods ended September 30, 1997 were $164,253 and $403,421, respectively, reflecting an increase of $53,688 and a decrease of $157,835, respectively, from the general and administrative expenses in the comparable 1996 periods. The increase for the three-month period resulted primarily from increased payments to third parties related to license fees received. The decrease for the nine-month period resulted primarily from decreased legal fees, insurance costs and director fees. The Company anticipates that general and administrative expenses will remain at current levels for the remainder of 1997.

Liquidity and Capital Resources

         The Company has funded its activities through proceeds from Class A Warrant exercises, its initial public offering and private placements of equity and debt securities and through loans from principal stockholders and its bank. Independent research and development activities regarding the Company's technology has been funded through SBIR grants received and administered by

Biomedical Development Corporation. As of September 30, 1997, the Company had working capital of $2,248,641.

         The Company has incurred a cumulative loss through September 30, 1997 of $5,191,782. However, the Company believes that it has the necessary liquidity and capital resources, together with anticipated future revenues, to sustain planned operations for the twelve months following September 30, 1997. In the event that the Company's internal estimates relating to its planned revenues or expenditures prove materially inaccurate, the Company may be required to reallocate funds among its planned activities and curtail certain planned expenditures. In any event, the Company anticipates that it will require additional funds after September 30, 1998.

         During the remainder of 1997, the Company anticipates paying approximately $70,000 as compensation for its current executive officers, and approximately $7,088 for lease payments on its facilities. There are no planned capital expenditures for the remainder of 1997. At December 31, 1996, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $5,010,000 expiring through 2011.


Part II - Other Information

Item 2. Changes in Securities

         See Note D above regarding the Company's private placement (exempt from registration pursuant to Section 4(2) of the Securities Act of 1933) on August 4, 1997 of 266,667 shares of Class A Common Stock to Bausch & Lomb Pharmaceuticals, Inc.

Item 5. Other Information

         On August 14, 1997, the Company amended its Collaboration and License Agreement with Oclassen Pharmaceuticals, Inc. primarily to account for delays incurred in the development program. The original agreement had anticipated that an Investigational New Drug Application (IND) covering use of the Company's chemistry in dermatology would have been filed by August 1997; however, the development process has not advanced sufficiently to warrant such filing. Along with certain other changes, in the amendment Symbollon agreed to remove the time based payment requirement for the next two milestones which were to be paid on May 1998 and 1999. Such milestone payments will now be payable only with the occurrence of certain events. Additionally, the amendment deferred a portion of a milestone payment that was due in August 1997 until November 11, 1997. Oclassen has failed to pay such deferred milestone payment as required by the amendment. The parties are discussing the future of the relationship, and Symbollon is hopeful that the relationship will proceed and that the outstanding obligations will be satisfied. If the parties are not able to reach agreement regarding the payment of the outstanding obligations, it is likely that such relationship will terminate.

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

                                    SYMBOLLON CORPORATION

Date:  November 14, 1997            By: /S/ Paul C. Desjourdy
                                        --------------------------------------
                                        Paul C. Desjourdy, Executive Vice
                                        President/CFO and authorized signatory

                              SYMBOLLON CORPORATION

                                INDEX TO EXHIBITS

                                                                          Page #

10.15.2    Amendment to Collaboration and License Agreement, dated
           August 14, 1997, between Symbollon Corporation and Oclassen
           Pharmaceuticals, Inc.*........................................

11.1       Statement re: Computation of Earnings per Share...............

27.1       Financial Data Schedule.......................................
--------------------------

* Indicates that material has been omitted and Confidential treatment has been requested therefor. All such omitted material has been filed separately with the Commission pursuant to Rule 24b-2.