Form 10KSB
period 1997-12-31
SYMBOLLON CORP
filed 1998-03-30
CIK 912086

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                       ----------------------------------

                                   FORM 10-KSB

(Mark One)
[X]   ANNUAL  REPORT  UNDER  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to __________

                         Commission file number 0-22872

                              SYMBOLLON CORPORATION
                 (Name of small business issuer in its charter)

            Delaware                                     36-3463683
     (State of incorporation)              (I.R.S. employer identification no.)


          37 Loring Drive                              (508) 620-7676
    Framingham, Massachusetts 01702              (Issuer's telephone number)
(Address of principal executive offices)

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

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year (year ended December 31, 1997) were $1,697,349.

         As of March 25, 1998, the aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer was approximately $2,225,339 based upon the closing price of such stock on that date.

         As of March 25, 1998, 3,182,953 shares of Class A Common Stock and 15,738 shares of Class B Common Stock of the issuer were outstanding. See "Market for Common Equity and Related Stockholder Matters."

         Transitional Small Business Disclosure Format (check one): Yes _ No X

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the Proxy Statement for the 1998 Annual Meeting -- Part III

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

The Company's Technology

         The Company has developed proprietary iodine technologies that the Company believes addresses many of the issues associated with the use of iodine. The technologies control the ratio of molecular iodine (I2), which is lethal to microorganisms, to other inactive species of iodine in solution. The Company believes that this will enable it to produce iodine-based applications having advantages over currently available iodine-based products. By increasing the ratio of molecular iodine to other iodine species, the Company's current and proposed products will have greater killing power per unit of total iodine. The Company believes that this feature will enable its current and proposed products to utilize less iodine and therefore minimize or eliminate some of the negative characteristics associated with the use of iodine.

         Overall, the Company believes that the major strengths of its patented technologies are the minimization of staining and color associated with iodine, broad spectrum of antimicrobial activity, rapidity of cidal activity, safe residues, no known resistance, and no environmental disposal concerns. The primary weaknesses of the Company's technologies are the inconvenience and cost of a multi-part delivery system and the potential for staining and corrosivity.

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

         Total product sales from IodoZyme for 1996 and 1997 were $117,906 and $376,660, respectively. Substantially all sales were in the United States. West Agro, through its foreign affiliates, has begun the registration process in several foreign markets, for which clearances must be received prior to sales in those foreign markets.

         The Company's invoice terms are net 30 days. The Company had no firm orders for future delivery of products at year end.

Research and Product Development

         During 1997 the Company concentrated its product development work on proposed product applications for a treatment for fibrocystic breast disease, the treatment of various dermatological and ophthalmic diseases, and a treatment for stomach ulcers. Additional development efforts regarding the Company's technology for use in dental water line disinfection, medical instrument sterilization and hemodialysis membrane disinfection were conducted during 1997 at various universities and other third party laboratories through grants from the Small Business Innovation Research ("SBIR") program. See "Small Business Innovation Research."

         The Company spent approximately $1,002,208 and $562,360 on research and development during the years ended December 31, 1996 and 1997, respectively. Since inception, the Company has spent approximately $4,036,698 on research and development. Under certain collaborative relationships, the Company has received payments which are reflected in the Company's financial statements as contract and license fee revenues.

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

         Material developments in the Company's ongoing programs during fiscal 1997 are detailed below:


         Fibrocystic Breast Disease

         During 1997, the Company initiated a development program to investigate the potential use of the Company's technology as a treatment for fibrocystic breast disease ("FBD"). FBD is a term used to describe a range of benign breast conditions which affect a large number of women to some degree. FBD is characterized by breast nodularity, lumpiness or cysts which can cause pain or tenderness. It is generally suspected to be caused by a hormonal imbalance within a woman.

         The Company's 1997 efforts were focused on identifying an appropriate formulation, conducting pre-clinical toxicology studies in rats and transferring the formulation from the laboratory to a current good manufacturing practices ("cGMP") contract manufacturer for production of materials suitable for human clinical trials. In 1998, the Company anticipates filing an Investigational New Drug ("IND") application to initiate clinical trials in humans.

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

         In August 1997, the Company amended its Collaboration and License Agreement with Oclassen primarily to account for delays incurred in the development program. The original agreement had anticipated that an IND application covering use of the Company's chemistry in dermatology would have been filed by August 1997; however, the development process had not advanced sufficiently to warrant such filing. Along with certain other changes, in the amendment Symbollon agreed to remove the time based payment requirement for the next two milestones which were to be paid in May 1998 and 1999. Such milestone payments will now be payable only upon the occurrence of certain events. As part of the amended relationship, Symbollon has agreed to become more active in the program. In 1998, the Company will undertake to provide Oclassen with a preliminary formula and analytical methods necessary to validate formulation stability, without further remuneration for its time.

         Ophthalmology Applications

         In August 1997, the Company signed a collaboration and sale/license agreement with Bausch & Lomb Pharmaceuticals, Inc. ("B&L") for ophthalmic products based on Symbollon's proprietary iodine technologies. Pursuant to the agreement, the companies plan to develop products for the treatment of infective diseases of the eye. Under the terms of the agreement, B&L obtained exclusive marketing rights in the United States and Canada for ophthalmic products based on Symbollon's iodine technologies. The agreement also provides B&L with options to broaden its exclusive marketing rights to include the rest of the world, and to include otic (ear) products. Subject to continuation of the agreement, B&L will make a series of milestone payments to Symbollon, plus royalty payments on product sales. In conjunction with the development collaboration, B&L also made an equity investment in Symbollon. B&L is primarily responsible for product development and commercialization. Symbollon consults, for a fee, on the product development. Symbollon anticipates that work under the agreement will continue throughout 1998.

         Ulcer Treatment

         In June 1995, the Company entered into an Evaluation and Option Agreement with Astra Merck Inc. ("Astra Merck") to explore the possible use of the Company's technology against Helicobacter pylori for the treatment of stomach ulcers. As of March 1997, the parties amended the agreement to extend the period Symbollon had to conduct animal studies to March 1998. From March 1998, Astra Merck has six months to evaluate the Company's technology and, in Astra Merck's discretion, to negotiate a development and commercialization agreement covering the technology for use as a treatment against Helicobacter pylori in the gastrointestinal tract. Unless a development and commercialization agreement is entered into with Astra Merck, Symbollon does not anticipate that further work in this area will continue in 1998.

         Other Potential Applications

         The Company believes that its microbicide technologies have potential applications in the development of a variety of human healthcare and other products such as topical anti-infectives, oral care and hygiene products, wound care applications, and as a preventive for urinary tract infection. Given the Company's limited resources, although certain preliminary research, development and regulatory activities may be undertaken by the Company in some of these potential product areas, the Company's ability to fund the development and commercialization of such applications will depend in large part on entering into product development and commercialization agreements with corporate partners.

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

         In May 1997, the Company terminated its agreement with BDC. While no further SBIR grants covering the Company's technology will be applied for by BDC, all ongoing grants will continue until their completion. To the Company's knowledge, grants covering use of the Company's technology for medical equipment sterilization, dental water line disinfection and hemodialysis membrane disinfection are ongoing.

Manufacturing and Supplies

         The development and manufacture of the Company's products are subject to good laboratory practices ("GLP") and cGMP requirements prescribed by the United States Food and Drug Administration (the "FDA") and to other standards prescribed by the appropriate regulatory agency in the country of use. The Company currently produces IodoZyme through a combination of internal manufacturing activities and a network of subcontractors. See "Management's Discussion and Analysis or Plan of Operation." The Company currently has limited in-house manufacturing capacity, and if the Company continues to perform manufacturing activities related to IodoZyme in-house, additional manufacturing space and equipment may be necessary if product volumes increase. See "Description of Property."

         The Company does not presently have FDA certified facilities capable of producing quantities of human pharmaceutical products required for clinical trials or commercial production. The Company will need to rely on collaborators, licensees or contract manufacturers to produce such materials. There can be no assurance that the Company will be able to obtain an adequate supply of its product from a third party manufacturer, or that if such a supply can be obtained, that it will comply with GLP and cGMP, as applicable

         The Company believes that there are adequate sources of the raw materials required to produce its applications for commercial production and testing purposes. Pursuant to its agreement with West Agro, all sodium iodide used by the Company in the manufacture of the bovine teat sanitizer is to be purchased from West Agro at a price not to exceed the price which West Agro charges its largest customers. The Company has been and expects to continue to be able to obtain all materials needed for these purposes without any significant interruption or sudden price increase, although there can be no assurance thereof.

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

         The Company intends to market and distribute its potential products through others having pre-established marketing and distribution networks pursuant to contractual arrangements such as joint venture, licensing, distribution or similar collaborative agreements. The principal markets for the potential pharmaceutical and healthcare products include hospitals, medical offices, dental offices, dialysis centers, outpatient clinics and nursing homes.

Government Regulation

         The Company's research and development activities and the production and marketing of the Company's current and proposed products are subject to regulation by numerous governmental authorities in the United States and comparable state agencies. Foreign governments also regulate the development, production and marketing of products in their countries. The development, manufacturing and marketing of human pharmaceuticals are subject to regulation in the United States for safety and efficacy by the FDA in accordance with the Federal Food, Drug and Cosmetic Act. There can be no assurances that regulatory approvals or clearances will be obtained for any applications of the Company's technology once developed, that if granted they will not be withdrawn or that other regulatory action might result in an adverse impact on the ability to market the Company's proposed products.

         In the United States, human pharmaceuticals are subject to rigorous FDA regulation including preclinical and clinical testing, The process of completing clinical trials and obtaining FDA approvals for a new drug is likely to take a number of years, requires the expenditure of substantial resources and is often subject to unanticipated delays. There can be no assurance that any proposed product will receive such approval on a timely basis, if at all.

         The steps required before new products for use in humans may be marketed in the United States include (i) preclinical trials, (ii) submission to the FDA of an application for IND, which must be approved before human clinical trials commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) submission of a New Drug Application ("NDA") for a new drug to the FDA and (v) FDA approval of the NDA prior to any commercial sale or shipment of the product.

         Preclinical tests include laboratory evaluation of product formulation, as well as animal studies (if an appropriate animal model is available) to assess the potential safety and efficacy of the product. Formulations must be manufactured according to cGMP and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding GLP. The results of the preclinical tests are submitted to the FDA as part of an IND application and are reviewed by the FDA prior to the commencement of human clinical trials. There can be no assurance that submission of an IND application will result in FDA authorization to commence clinical trials. Clinical trials involve the administration of the investigational new drug to healthy volunteers and to patients under the supervision of a qualified principal investigator.

         Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase I, the investigational new drug usually is administered to healthy human subjects and is tested for safety, dosage, tolerance, absorption, distribution, metabolism, excretion and pharmacokinetics. Phase II involves studies in a limited patient population to
(i) determine the efficacy of the investigational new drug for specific indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. When an investigational new drug is found to be effective and to have an acceptable safety profile in Phase II evaluation, Phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of the Company's proposed products subject to such testing. Furthermore, the Company or the FDA may suspend clinical trials at any time if the participants are being exposed to an unacceptable health risk. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, require additional testing or information, or require post marketing testing and surveillance to monitor the safety of the Company's proposed products.

         All data obtained from development programs are submitted as an NDA to the FDA and the corresponding agencies in other countries for review and approval. FDA approval of the NDA is required before marketing may begin in the United States. Although the FDA's policy is to review priority applications within 180 days of their filing, in practice longer times may be required. The FDA frequently requests that additional information be submitted, requiring significant additional review time. Essentially, all proposed products of the Company will be subject to demanding and time-consuming NDA or similar approval procedures in the countries where the Company intends to market its proposed products. These regulations define not only the form and content of the development of safety and efficacy data regarding the proposed product, but also impose specific requirements regarding manufacture of the proposed product, quality assurance, packaging, storage, documentation and record keeping, labeling and advertising and marketing procedures. Effective commercialization also requires inclusion of the Company's proposed products in national, state, provincial or institutional formularies or cost reimbursement systems.

         In addition to regulations enforced by the FDA, the Company also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. The Company's research and development involves the controlled use of hazardous materials and chemicals. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any such liability could exceed the resources of the Company.

         In both domestic and foreign markets, the ability of the Company to commercialize its proposed product candidates will depend, in part, on the availability of reimbursement from third-party payers, such as government health administration authorities, private health insurers and other organizations. Third-party payers are increasingly challenging the price and cost-effectiveness of medical products. There can be no assurance that Symbollon-developed products will be considered cost effective. Significant uncertainty exists as to the reimbursement status of newly-approved medical products. Government and other third-party payers are increasingly attempting to contain medical costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing by the FDA and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. There can be no assurance that adequate third-party insurance coverage will be available for the Company to establish and maintain price levels sufficient for realization of an appropriate return on its investment in developing new therapies. If adequate coverage and reimbursement levels are not provided by government and third-party payers for uses of the Company's proposed therapeutic products, the market acceptance of these products would be adversely affected.

         There have been a number of federal and state proposals during the last few years to subject the pricing of pharmaceuticals to government control and to make other changes to the medical care system of the United States. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payers for medical goods and services may take in response to any medical reform proposals or legislation. The Company cannot predict the effect medical reforms may have on its business, and no assurance can be given that any such reforms will not have a material adverse effect on the Company.

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

Patents and Proprietary Rights

         The Company considers patent protection of its iodine technology to be critical to its business prospects. The Company currently holds ten patents and eight additional patent applications filed in the United States relating to its technology. In addition, the Company holds patents and has filed a number of patent applications relating to its technology in foreign countries.

         The first of the Company's patents was issued in 1984 and relates to bactericidal compositions and methods for applications to oral cavities. The second patent was issued in 1990 and relates to the use of the Company's technology as an aqueous sporicidal microbicide. In 1991, two additional patents were issued, one of which covers formulations of the Company's technology to rapidly sterilize and maintain a sterile environment for an extended period of time, while the other relates to methods to avoid discoloration of plant or animal tissue during the sterilization process. The fifth patent, which was issued in 1993, relates to a method to clean and disinfect pathogens on the epidermis. The sixth patent, which was issued in 1994, relates to a composition to clean and disinfect pathogens on the epidermis. The seventh patent, which was issued in 1995, relates to a method for forming a sterilant using an immobilized enzyme. The Company had three patents issue in 1997, one relating to a method of forming an iodine germicidal composition using an iodine sequestering agent; one relating to a method for the therapeutic treatment of a mammalian eye; and the last relating to an enzymatically generated iodine microbiocide for use in sensitive biological materials. The Company intends to continue to pursue patent protection for the various applications of its technology.

         The Company sold to B&L the United States patent that issued in 1997 relating to a method for the therapeutic treatment of a mammalian eye. See "Research and Product Development - Ophthalmology Applications." The Company continues to own the foreign rights and any continuations-in-part relating to the invention.

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

         The Company is aware of one company, Mimetix Inc., which is currently conducting human clinical trials in the United States and Canada utilizing an iodine-based compound for the treatment of fibrocystic breast disease. If Mimetix receives marketing approval for its drug compound prior to Symbollon, it could adversely affect the Company's ability to receive marketing approval, or if approved, the Company's ability to sell its product.

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

Employees

         As of December 31, 1997, the Company had six employees, all of whom are full-time. The Company has relationships with and from time to time engages the services of university professors and other qualified consultants to assist it in technological research and development. No employee of the Company is currently represented by a labor union. Management considers its employee relations to be good. The Company believes that the future success of the Company is dependent to a significant degree on its being able to continue to attract and retain skilled personnel.

Executive Officers

         The Company's executive officers are:

                Name               Age           Position with the Company
                ----               ---           -------------------------
         Jack H. Kessler, Ph.D.     47        Executive Vice-President, Chief
                                              Scientific Officer, Secretary and
                                              Chairman of the Board of Directors

         Paul C. Desjourdy          36        Executive Vice-President,
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

Item 2.  Description of Property

         The Company leases approximately 5,400 square feet of office, research and development and manufacturing space in Framingham, Massachusetts for a current base annual rental of approximately $28,350 increasing $0.25 per square foot each year effective September 1 through August 31, 2002. The lease expires on August 31, 2002 and may be renewed for a five year period at the Company's option on the same terms and conditions except that the rent shall continue to increase $0.25 per square foot each year of the renewal period. The Company believes that this space is suitable and adequate for its current needs; however, because the existing space has limited in-house manufacturing capacity, additional manufacturing space may be necessary if product volumes increase.

Item 3.  Legal Proceedings

         The Company is not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a)  Price Range of Securities

         The Company's Class A Common Stock, Class A Warrants and Class B Warrants trade separately on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbols: SYMBA, SYMBW and SYMBZ, respectively. The following sets forth the high and low sales prices for each of the quarterly periods during fiscal 1996 and 1997, as reported by Nasdaq.

                                  Fiscal 1996                  Fiscal 1997
                           -------------------------  --------------------------
                              High           Low          High           Low
Class A Common Stock

First quarter                6 15/16        4 1/8        2 7/8          1 5/16
Second quarter               6 3/8          1 5/8        2 3/16         1 9/16
Third quarter                2 1/2            3/4        2 3/8          1 7/16
Fourth quarter               2 5/8            5/8        2 1/8            15/16

Class A Warrants

First quarter                4 3/4          2              5/8            1/8
Second quarter               4 3/4             31/32       1/2            3/16
Third quarter                1 1/16            1/4         1/2            3/16
Fourth quarter                 1/2             3/32        5/16           1/16

Class B Warrants

First quarter                4               1 7/8         3/16           1/16
Second quarter               2 3/8             1/4         3/16           1/32
Third quarter                  15/32           1/8         5/32           1/32
Fourth quarter                 7/32            1/16        5/32           1/32


         There is no established public trading market for the Company's Class B Common Stock.

(b)  Approximate Number of Equity Security Holders

         Based upon information supplied from the Company's transfer agent, the Company believes that the number of record holders of the Company's equity securities as of March 25, 1998 are approximately as follows:

         Title of Class                     Number of Record Holders

         Class A Common Stock                          40
         Class B Common Stock                           3
         Class A Warrants                              10
         Class B Warrants                               8

         Based upon information supplied from the Company's transfer agent, the Company believes that the number of beneficial holders of the Company's Class A Common Stock as of March 25, 1998 is in excess of 600.

(c)  Dividends

         The Company has never paid a cash dividend on any class of its common stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         The Company is a development stage company. Since inception of the Company's predecessor in 1986, the Company's efforts have been principally devoted to research and development, securing patent and trademark protection and raising capital, most of which efforts commenced after May 1991. Except for revenue earned in 1996 and 1997 on sales of IodoZyme, the Company's sole revenue to date has been from licensing/option arrangements and contract research and development efforts with corporate partners.

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

Results of Operations

         Fiscal 1997 versus Fiscal 1996

         Symbollon's net income in fiscal 1997 was $511,464, compared to a net loss of $905,415 in fiscal 1996. This net income resulted primarily from increased license fee revenues from research and development programs with corporate partners, increased net sales of IodoZyme, and decreased research and development expenses.

         Product revenues from sales of IodoZyme increased by $258,754 or 219.5% from $117,906 in fiscal 1996 to $376,660 in fiscal 1997. The increased sales relate primarily to greater market penetration in the United States. Based on sales forecasts provided to Symbollon by West Agro, Symbollon anticipates further increases in sales volume for IodoZyme in 1998, primarily related to a potential introduction of the product in a number of foreign markets.

         Cost of goods sold for IodoZyme increased by $108,425 or 154.7% from $70,106 in fiscal 1996 to $178,531 in fiscal 1997. The increase in the gross profit margin on product sales in fiscal 1997, from the comparable 1996 period, was primarily due to manufacturing efficiencies resulting from increased sales volume. The Company anticipates that the gross profit margin in 1998 will remain consistent with 1997.

         Contract revenues decreased by $74,302 or 51.2% from $144,991 in fiscal 1996 to $70,689 in fiscal 1997. License fee revenues increased by $750,000 or 150.0% from $500,000 in fiscal 1996 to $1,250,000 in fiscal 1997. All of the contract revenue and $1,000,000 of the license fee revenue generated in fiscal 1997 relate to one corporate relationship entered into in May 1996 in the field of dermatology. This relationship provided all of the contract and license fee revenues in fiscal 1996. The remaining license fee revenue in fiscal 1997 was generated from a new corporate relationship entered into in August 1997 in the field of ophthalmology. In 1998, subject to continuation of existing research and development contracts, the Company anticipates receiving $400,000 in license fees. The level of contract revenues for 1998 is difficult to predict since it depends on the amount of consulting effort expended by the Company at the request of corporate partners.

         Research and development expenses decreased by $439,848 or 43.9% from $1,002,208 in fiscal 1996 to $562,360 in fiscal 1997. The decrease resulted from the discontinuation of the development effort relating to the Company's high level disinfectant formulation and a decrease in salary and other labor related costs associated with a reduction in the Company's research and development staff. The Company is anticipating that research and development expenses will significantly increase in 1998 as the Company continues the development of a formulation to treatment fibrocystic breast disease, which development effort may include conducting clinical trials.

         General and administrative expenses decreased by $162,448 or 23.7% from $686,026 in fiscal 1996 to $523,578 in fiscal 1997. This decrease resulted primarily from decreases in director and officer insurance premiums and legal fees.

         The Company's interest income increased by $2,710 or 2.9% from $92,098 in fiscal 1996 to $94,808 in fiscal 1997. The Company's interest expense increased by $14,154 from $2,070 in fiscal 1996 to $16,224 in fiscal 1997. This increase resulted from borrowings in 1997 under the Company's bank line of credit which was established in March 1997.

         During 1998, the Company anticipates incurring significant development expenses associated with its proposed formulation for the treatment of fibrocystic breast disease, including the cost of preparing and filing an IND application with the FDA, manufacturing supplies for clinical trials and conducting human clinical trials.

Liquidity and Capital Resources

         The Company has funded its activities primarily through proceeds from private and public placements of equity and debt securities. Independent research and development activities regarding the Company's technology has been funded through SBIR grants received and administered by BDC. See "Small Business

Innovation Research." The Company's $500,000 bank line of credit expired in March 1998, and the Company has no current plans to replace such line of credit.

         During 1997, the Company generated its first operating profit; however, it anticipates that 1998 revenues will be less than its 1998 operating expenses. The Company has incurred a cumulative loss through December 31, 1997 of $4,821,615. As of December 31, 1997, the Company had working capital of $2,631,019. The Company believes that it has the necessary liquidity and capital resources to sustain planned operations for fiscal 1998. In the event that the Company's internal estimates relating to its planned expenditures prove inaccurate, the Company may be required to reallocate funds among its planned activities and curtail certain planned expenditures. In any event, the Company anticipates that it will require additional financing after 1998, and therefore, the Company will seek new financing in fiscal 1998. The Company's ability to obtain new financing may, in part, be affected by the Company's ability to continue to meet the criteria for continued listing of its securities on Nasdaq. Nasdaq's current continued listing criteria require, in part, that the Company maintain net tangible assets (total assets less total liabilities and goodwill) of at least $2,000,000, a minimum bid price of $1.00 per share of common stock and two market makers for its securities. There can be no assurance that in the future the Company will be able to continue to meet the criteria for continued listing of its securities on Nasdaq.

         During 1998, the Company is committed to pay approximately $305,000 as compensation for its current executive officers and approximately $26,100 for lease payments on its facilities. The Company has no planned material capital expenditures for fiscal 1998. At December 31, 1997, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $4,552,000 expiring through 2011.

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

Item 7.  Financial Statements

Independent Auditors' Report

The Board of Directors and Stockholders
Symbollon Corporation
Framingham, Massachusetts


We have audited the accompanying balance sheets of Symbollon Corporation (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1997 and for the period from July 15, 1986 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Symbollon Corporation at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1997 and for the period from July 15, 1986 (inception) to December 31, 1997 in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

Cambridge, Massachusetts
January 22, 1998


                              SYMBOLLON CORPORATION
                          (a development stage company)

                                 Balance Sheets
                                                             December 31,
                                                       ----------------------
                                                       1997              1996
                                                       ----              ----
ASSETS
Current assets:
   Cash and cash equivalents                     $   2,527,865    $   1,707,099
   Accounts receivable                                  24,972           50,406
   Inventory                                            73,629           17,818
   Prepaid expenses                                     75,156           82,439
                                                 -------------    -------------

        Total current assets                         2,701,622        1,857,762


Equipment and leasehold improvements,
   net of accumulated depreciation and
   amortization (Note C)                               146,868          124,463

Other assets:
   Patent and trademark costs, net of
      accumulated amortization (Note D)                153,157          127,097
   Deposit                                               2,364            5,000
                                                 -------------    -------------

                                                 $   3,004,011    $   2,114,322
                                                 =============    =============

LIABILITIES

Current liabilities:
   Accounts payable                              $       5,879    $      41,173
   Other accrued professional fees                      21,867           83,910
   Other current liabilities                            22,857           14,441
   Accrued finder's fee (Note J)                        20,000
   Deferred revenue                                                      17,596
                                                 -------------    -------------

        Total current liabilities                       70,603          157,120

Accrued rent                                                             14,000
                                                 -------------    -------------

                                                        70,603          171,120
                                                 -------------    -------------

Redeemable common stock, Class A, par
   value $.001 per share, 266,667 shares
   issued at December 31, 1997 (aggregate
   involuntary liquidation value $500,000) (Note F)    500,000

Commitments (Note J)

STOCKHOLDERS' EQUITY (Notes F and G)

   Preferred stock, par value $.001 per share,
      5,000,000 shares authorized,
      444,444 shares issued at December 31, 1996                            444
   Common stock, Class A, par value $.001 per
      share, 18,750,000 shares authorized,
      2,916,286 and 1,288,253 shares issued
      in 1997 and 1996, respectively                     2,916            1,288
   Common stock, Class B, par value $.001 per share,
      1,250,000 shares authorized, 15,738 and
      1,196,275 shares issued in 1997 and 1996,
      respectively.  Each share is convertible
      into one share of Class A common stock                16            1,196
   Additional paid-in capital                        7,252,091        7,273,353
   Deficit accumulated during the development stage (4,821,615)      (5,333,079)
                                                   ------------    -------------

        Total stockholders' equity                   2,433,408        1,943,202
                                                  -------------    -------------
                                                  $  3,004,011     $  2,114,322
                                                  =============    =============
See notes to financial statements


                              SYMBOLLON CORPORATION
                          (a development stage company)

                            Statements of Operations

                                                                                                 July 15,
                                                                                                   1986
                                                                                               (Inception)
                                                               Year Ended December 31,              to
                                                            ----------------------------       December 31,
                                                                 1997            1996              1997
                                                            ------------    ------------     ---------------
Income:
   Net sales                                                $    376,660    $    117,906      $      617,547
   Contract revenue                                               70,689         144,991             540,680
   License fee revenue                                         1,250,000         500,000           1,790,000
                                                            ------------    ------------     ---------------

      Total income                                             1,697,349         762,897           2,948,227
                                                            ------------    ------------     ---------------

Operating expenses:
   Cost of goods sold                                            178,531          70,106             352,237
   Research and development costs                                562,360       1,002,208           4,036,698
   General and administrative expenses                           523,578         686,026           3,506,287
                                                            ------------    ------------     ---------------

      Total operating expenses                                 1,264,469       1,758,340           7,895,222
                                                            ------------    ------------     ---------------

Income (loss) from operations                                    432,880        (995,443)         (4,946,995)
Interest income                                                   94,808          92,098             481,640
Interest expense and debt issuance costs                         (16,224)         (2,070)           (356,260)
                                                            ------------    ------------     ---------------

Net income (loss)                                           $    511,464    $   (905,415)        $(4,821,615)
                                                            ============    ============     ===============

Net income (loss) per share of common stock                        $ .24          $ (.52)
                                                                   =====          ======

Net income per common share - assuming dilution                    $ .22
                                                                   =====

Weighted average number of common shares outstanding           2,168,783       1,781,796
                                                           =============    ============

Weighted average number of common shares and potential
   common shares outstanding                                   2,360,333
                                                           =============
See notes to financial statements


                              SYMBOLLON CORPORATION
                          (a development stage company)

                       Statements of Stockholders' Equity
                                                                   Common Stock, $.001 Par Value                Deficit
                                                                 ---------------------------------            Accumulated
                                                Preferred Stock,    Class A           Class B     Additional  During the
                                                 $.001 Par Value---------------- ----------------  Paid-in   Development
                                                 Shares  Amount  Shares   Amount   Shares  Amount  Capital       Stage      Total
                                                 ------- ------ --------- ------ --------- ------ ---------- ------------ ----------
Balance, January 1, 1992, consisting of net
  losses from July 15, 1986 (inception)
  through December 31, 1991                                                                                  $  (143,451) $(143,451)
Merger and recapitalization, May 1991:
  Issuance of new shares of Symbollon Corporation                                  831,316 $  831 $    9,169                 10,000
Contribution of shares to the Company, September                                   (41,565)   (42)        42                      0
Issuance of shares, September                                                      425,251    426    299,574                300,000
Net loss for the year                                                                                           (207,457)  (207,457)
                                                                                 --------- ------ ---------- ------------ ----------

Balance, December 31, 1992                                                       1,215,002  1,215    308,785    (350,908)   (40,908)
Issuance of shares, June                                                            34,998     35    104,965                105,000
Capital contribution as of July                                                                      100,000                100,000
Warrants issued with bridge financing                                                                 25,000                 25,000
Public offering, December:
   Issuance of shares                                           1,000,000 $1,000                   5,999,000              6,000,000
   Costs of offering                                                                              (1,244,133)            (1,244,133)
   Sale of unit purchase option                                                                          100                    100
Net loss for the year                                                                                         (1,186,132)(1,186,132)
                                                                --------- ------ --------- ------ ---------- ------------ ----------

Balance, December 31, 1993                                      1,000,000  1,000 1,250,000  1,250  5,293,717  (1,537,040) 3,758,927
Issuance of over-allotment units of public offering               150,000    150                     899,850                900,000
Additional public offering costs                                                                     (99,369)               (99,369)
Net loss for the year                                                                                         (1,516,913)(1,516,913)
                                                                --------- ------ --------- ------ ---------- ------------ ----------

Balance, December 31, 1994                                      1,150,000  1,150 1,250,000  1,250  6,094,198  (3,053,953) 3,042,645
Warrant conversion, July - August                                  77,920     78                     629,126                629,204
Conversion of Class B to Class A                                   35,287     35   (35,287)   (35)                                0
Stock purchase plan sales                                           2,216      2                       9,415                  9,417
Net loss for the year                                                                                         (1,373,711)(1,373,711)
                                                                --------- ------ --------- ------ ---------- ------------ ----------

Balance, December 31, 1995                                      1,265,423  1,265 1,214,713  1,215  6,732,739  (4,427,664) 2,307,555
Issuance of preferred stock, August              444,444 $ 444                                       499,555                499,999
Conversion of Class B to Class A                                   18,438     19   (18,438)   (19)                                0
Stock purchase plan sales                                           4,392      4                       7,943                  7,947
Reduction of warrant conversion costs                                                                 33,116                 33,116
Net loss for the year                                                                                           (905,415)  (905,415)
                                                 ------- ----- ---------- ------ --------- ------ ---------- ------------ ----------

Balance, December 31, 1996                       444,444   444  1,288,253  1,288 1,196,275  1,196  7,273,353  (5,333,079) 1,943,202
Conversion of preferred stock, May              (444,444) (444)   444,444    444                                                  0
Conversion of Class B to Class A                                1,180,537  1,180(1,180,537)(1,180)                                0
Stock purchase plan sales                                           3,052      4                       3,738                  3,742
Issuance costs of redeemable common stock, August                                                    (25,000)               (25,000)
Net income for the year                                                                                          511,464    511,464
                                                 ------- ----- ---------- ------ --------- ------ ---------- ------------ ----------

Balance, December 31, 1997                             0 $   0  2,916,286 $2,916    15,738 $   16 $7,252,091 $(4,821,615) $2,433,408
                                                 ======= ===== ========== ====== ========= ====== ========== ============ ==========

See Note F for additional information

See notes to financial statements


                              SYMBOLLON CORPORATION
                          (a development stage company)

                            Statements of Cash Flows
                                                                                                                  July 15,
                                                                                                                    1986
                                                                                                                 (Inception)
                                                                                  Year Ended December 31,            to
                                                                             -------------------------------     December 31,
                                                                                  1997             1996             1997
                                                                             ------------     --------------  ---------------
Cash flows from operating activities:
   Net income (loss)                                                         $    511,464     $    (905,415)  $  (4,821,615)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization expense                                      59,677            57,680         379,202
        Amortization of debt issuance costs                                                                         130,000
        Accrued rent                                                              (14,000)          (10,500)              0
        Loss on disposition of equipment                                            7,274                             7,274
        Changes in:
           Accounts receivable                                                     25,434           (19,536)        (24,972)
           Inventory                                                              (55,811)           13,461         (73,629)
           Prepaid expenses                                                         7,283            (1,885)        (75,156)
           Deferred revenue                                                       (17,596)           17,596               0
           Accounts payable and other current liabilities                         (68,921)           90,758         127,778
                                                                             ------------     -------------   -------------

              Net cash provided by (used in) operating activity                   454,804          (757,841)     (4,351,118)
                                                                             ------------     -------------   -------------

Cash flows from investing activities:
   Purchase of equipment and leasehold improvements                               (85,333)           (5,828)       (340,653)
   Patent and trademark costs                                                     (41,383)          (53,323)       (357,148)
   Proceeds from sale of equipment                                                 11,300                            11,300
   Deposit                                                                          2,636                            (2,364)
                                                                             ------------     -------------   -------------

              Net cash used in investing activities                              (112,780)          (59,151)       (688,865)
                                                                             ------------     -------------   -------------

Cash flows from financing activities:
   Warrant conversion                                                                                               629,204
   Borrowings from stockholders                                                                                     253,623
   Repayment of borrowings from stockholders                                                        (21,609)       (127,683)
   Sale of common stock and units                                                 478,742             7,947       7,706,106
   Sale of option to purchase units                                                                                     100
   Public offering costs                                                                                         (1,343,502)
   Issuance of preferred stock                                                                      450,000         450,000
                                                                             ------------     -------------   -------------

              Net cash provided by financing activities                           478,742           436,338       7,567,848
                                                                             ------------     -------------   -------------

Net increase (decrease) in cash and cash equivalents                              820,766          (380,654)      2,527,865
Cash and cash equivalents at beginning of period                                1,707,099         2,087,753
                                                                             ------------     -------------

Cash and cash equivalents at end of period                                   $  2,527,865     $   1,707,099   $   2,527,865
                                                                             ============     =============   =============

Supplemental cash flow information:
   Cash paid during the year for interest                                    $     16,224

See Note F with respect to noncash transactions.

See notes to financial statements


NOTE A - CERTAIN TRANSACTIONS AND DESCRIPTION OF BUSINESS

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


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]    Cash and cash equivalents:

       Cash and cash equivalents are short-term, highly liquid investments with maturities of less than three months when acquired.

[2]    Inventory:

       Inventory is stated at the lower of cost or market.

[3]    Revenue recognition:

       The Company recognizes revenue when the Company fulfills all of its obligations under its collaborative research and licensing agreements or when its products are shipped. Through December 31, 1997 the Company has generated its revenue from a small number of customers and agreements.

[4]    Depreciation and amortization:

       Equipment is depreciated over its estimated useful life using the straight-line method. Leasehold improvements are being amortized by the straight-line method over the term of the lease which is less than their estimated useful lives.

       Patent and trademark costs are being amortized over their estimated useful lives of 17 years by the straight-line method. Such costs are reviewed for impairment periodically. If the sum of the expected future undiscounted cash flows is less than the carrying amount of such costs, a loss will be recognized.

[5] Income (loss) per share:

       In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

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


NOTE C - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost and consist of the following:

                                                             December 31,
                                                         1997           1996
                                                     -----------    ----------

    Equipment and fixtures                           $   201,519    $  218,528
    Leasehold improvements                                61,811        36,791
                                                     -----------    ----------

                                                         263,330       255,319
    Less accumulated depreciation and amortization       116,462       130,856
                                                     -----------    ----------

    Equipment and leasehold improvements, net        $   146,868    $  124,463
                                                     ===========    ==========

NOTE D - PATENT AND TRADEMARK COSTS

                                                              December 31,
                                                          1997           1996
                                                     -----------    ----------

    Patent costs                                     $   339,340   $   298,704
    Trademark costs                                        8,520        16,272
                                                     -----------   -----------

                                                         347,860       314,976
    Less accumulated amortization                        194,703       187,879
                                                     -----------   -----------
    Patent and trademark costs, net                  $   153,157   $   127,097
                                                     ===========   ===========

NOTE E - LINE OF CREDIT

On March 27, 1997 the Company signed a loan and security agreement with a bank which expires on March 26, 1998 and provides for advances to the Company of up to $500,000 and interest on the advances of 1.5% plus prime. Any advances are collateralized by essentially all of the assets of the Company. At December 31, 1997 there were no advances outstanding under this agreement.


NOTE F - CAPITALIZATION

The Company has issued both Class A and Class B common stock. The Class A and Class B common stock are substantially identical except that holders of Class A common stock have the right to cast one vote for each share held and the Class B shareholders have the right to cast five votes for each share held. The Class B shares are automatically convertible into an equal number of Class A shares upon the sale or transfer of Class B shares by the original holders thereof, subject to certain exceptions.

On December 13, 1996 the Company requested its Class B common stockholders to voluntarily convert their outstanding shares of Class B common stock into an equal number of shares of Class A common stock which convert on a one-for-one basis. In 1997, 1,180,537 of the 1,196,275 shares of Class B common stock were converted.

On August 14, 1996 the Company completed a private placement of 444,444 shares of a new series of convertible preferred stock at a price of $1.125 per share. In exchange for the shares issued in the private placement, the Company received net proceeds of approximately $450,000 and the cancellation of $50,000 of principal and accrued interest on a demand note payable to a stockholder. In May 1997 the preferred stock was converted into an equal number of shares of Class A common stock.

On August 4, 1997, the Company entered into a Stock Purchase Agreement with a pharmaceutical company whereby the Company sold 266,667 shares of Class A common stock for $500,000. Under this agreement, the pharmaceutical company has the right, up to August 4, 1998, to purchase an additional $350,000 of common stock at the then fair market value. Pursuant to certain restrictions, the stock is redeemable at the per share price that it originally paid, as an offset against future milestone payments. If the collaboration and license agreement is terminated by the pharmaceutical company before August 4, 2001, then, for the calendar years ended December 31, 2001, 2002 and 2003 the pharmaceutical company has the right to require the Company to purchase, at the per share price that it originally paid, the number of shares which equals 25% of the Company's positive cash flows from operating activities, not to exceed $350,000.

In addition to the outstanding options under the Company's stock plans (Note G), the Company has the following options and warrants outstanding at December 31, 1997:

                                Number of          Exercise        Expiration
                              Units/Warrants        Price             Date
                              --------------       --------        ----------

Redeemable Class A warrants     1,572,080         See below       December 1998
Redeemable Class B warrants     1,227,920         See below       December 1998
Unit purchase option            100,000 units         $9.00       December 1998

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

In connection with the Company's public offering, certain stockholders agreed to restrictions on 700,000 shares of the then 1,250,000 Class B common shares outstanding prior to the offering. In January 1997 684,950 of the restricted shares converted to Class A common stock. These shares will be transferred to the Company for no consideration if the future earnings thresholds described below are not achieved. When, and if, the share restrictions are released, the Company will incur an expense based on the fair market value of the shares at the time the restrictions lapse, which is a nondeductible expense for tax purposes.

The restricted shares are to be released if the Company meets any of the following earnings levels, (defined as income before income taxes, extraordinary items or any charge related to the release of shares):

                    Fiscal Year Ending          Earnings
                       December 31,              Level
                    ------------------          --------

                          1998             $    10,000,000
                          1999                  15,000,000


NOTE G - STOCK PLANS

[1]    Stock plans:

       The Company has adopted three stock plans: a stock option plan, an employee stock purchase plan and a nonemployee directors' stock option plan.

       The stock option plan provides for the grant of incentive stock options, nonqualified stock options and stock appreciation rights. At December 31, 1997 the Company has reserved 800,000 shares for issuance under this plan.

       The employee stock purchase plan provides for the purchase of Class A common stock at 85 percent of the fair market value at specific dates, to encourage stock ownership by all eligible employees. At December 31, 1997, the Company has reserved 200,000 shares for purchase under this plan. During the year ended 1997, the plan purchased 3,052 shares from the Company to satisfy its obligation under the plan.

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

       Under the above plans 558,532 shares are available for future grant or purchase.

       On July 1, 1996 all 128,333 of the then outstanding employee stock options were repriced to the current market price, using the existing exercise durations.

       The Company had the following option activity in 1996 and 1997:


                                             Number         Weighted-Average
                                               of            Exercise Price
                                             Shares            Per Share
                                          -----------       ----------------

          Balance - December 31, 1995        221,833             $3.74
          Granted                            251,500             $2.32

          Repriced options:
              Original                      (128,333)            $5.74
              Repriced                       128,333             $2.31

          Cancelled                          (16,833)            $2.98

          Balance - December 31, 1996        456,500             $2.99
          Granted                            170,562             $1.39
          Cancelled                          (98,167)            $4.36
                                          -----------

          Balance - December 31, 1997        528,895             $2.21
                                          ===========

       Options for 342,166 shares are exercisable as of December 31, 1997 at exercise prices ranging from $1.13 to $10.00 and a weighted-average exercise price of approximately $2.29 per share, with a weighted-average remaining contractual life of approximately eight years.

       The exercise prices of options outstanding at December 31, 1997 range from $1.02 to $10.00 per share and have a weighted-average exercise price of approximately $2.21 per share, with a weighted-average remaining contractual life of approximately eight years.

       All options outstanding at December 31, 1997 are categorized by the following ranges in the table below:

                                         Weighted-Average         Number of
                       Range              Exercise Price            Shares
                   ----------------      ----------------         ----------

                    $1.00 to $4.00            $1.76                 465,395
                    $4.00 to $10.00           $5.50                  63,500
                                                                  ----------

                                                                    528,895
                                                                  ==========

[2]    Stock-based compensation:

       The Company has adopted the disclosure-only provisions of SFAS No. 123, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. There was no compensation expense recognized in 1997 or 1996. If the Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards granted as of January 1, 1995 under the plans, consistent with the method prescribed by SFAS No. 123, net income or loss per share would have been changed to the pro forma amounts indicated below:

                                                           Year Ended
                                                          December 31,
                                                  ----------------------------
                                                     1997             1996
                                                  ------------    ------------

       Net income (loss)            As reported    $   511,464     $  (905,415)
                                    Pro forma          370,530      (1,019,725)
       Net income (loss) per share  As reported            .24            (.52)
                                    Pro forma              .17            (.57)

The fair value of the Company's stock options used to compute pro forma net income (loss) and net income (loss) per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1997 and 1996: dividend yield of 2.5%; expected volatility of 40%; a risk-free interest rate of between 5.25% and 7.88%; and an expected holding period of 2 to 5 years.

The per share weighted-average grant-date fair value of options granted during the years ended December 31, 1997 and 1996 was $.20 and $1.23, respectively.

NOTE H - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share at December 31, 1997:

                                          Income       Shares       Per Share
                                       (Numerator) (Denominator)      Amount

Basic EPS:
   Net income and income available
      to common stockholders          $   511,464     2,168,783        $.24

Effect of Dilutive Securities:
   Convertible preferred stock                          170,472
   Stock options                                         21,078
                                      -----------     ---------        ----

Diluted EPS:
   Income available to common
      stockholders                    $   511,464     2,360,333        $.22
                                      ===========     =========        ====

Options to purchase 391,895 shares of common stock at $1.05 to $10.00 per share, the unit purchase option and warrants (see Note F) were outstanding during 1997 but were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

At December 31, 1996 the effect of dilutive securities has not been considered as they are antidilutive.

NOTE I - INCOME TAXES

At December 31, 1997, the Company had no current tax liability or deferred tax liability. It had deferred tax assets due to net operating loss carryforwards and research and development tax credits amounting to approximately $1,820,000 and $140,000, respectively, all of which had been fully reserved because the likelihood of realization of the benefits cannot be established. The net income for 1997 results in no current tax liability because of the utilization of the net operating loss carryforwards. The expected tax expense or benefit derived by applying statutory tax rates to the income or loss before income taxes has been offset by the increase or decrease in the valuation reserve.

At December 31, 1997, the Company had a net operating loss carryforward amounting to approximately $4,555,000 which expires at various dates through 2011.

The Company is subject to Internal Revenue Code provisions which limit the loss carryforwards available for use in any given year if significant changes in ownership occur.

NOTE J - COMMITMENTS

[1]    Facilities lease:

       The Company leases its research facilities under an operating lease that expires August 31, 2002 with an option to extend for five additional years. The lease requires payment of real estate taxes and other common area maintenance expenses. Rent expense for the years ended December 31, 1997 and December 31, 1996 was $32,000 and $34,000, respectively.

       Future minimum rental payments due during the years ended December 31, amount to approximately:

                      1998                        $    26,100
                      1999                             30,150
                      2000                             31,500
                      2001                             32,850
                      2002                             22,500
                                                  -----------

                                                  $   143,100

[2]    Employment agreements:

       The Company has entered into employment agreements with its principal officers providing for minimum base compensation and severance pay. For the years ended December 31, 1997 and December 31, 1996, the aggregate amount paid under these agreements was $280,000. The employment agreements provide for inflationary adjustments and are subject to other increases based on the Board of Director's approval. Two employment agreements are in effect which expire December 31, 2000. Amounts to be paid under these agreements in 1998 total approximately $305,000.

[3]    Royalty agreement:

       A royalty agreement with one of the inventors who assigned certain patent rights to the Company provides for royalties based on a percentage of the licensing revenues received by the Company from products falling within the scope of the patent rights. The percentage varies from 1.5% to 5% depending on the gross revenues received, with maximum royalty payments under the agreement not to exceed $2,884,000. Through December 31, 1997 no royalties have been earned under this agreement.

 [4]   Consulting agreements:

       The Company has entered into various scientific advisory and consulting agreements, including agreements with certain directors of the Company, to support its development activities. These agreements generally expire over several future years. Amounts charged to operations in connection with these agreements for the years ended December 31, 1997 and December 31, 1996 amounted to approximately $42,400 and $162,564, respectively. The Company expects to incur similar or higher expenses in future years.

[5]    Finder's fees:

       The Company has entered into an agreement whereby it pays a fee for agreements entered into with certain companies for investment or revenue purposes. A percentage of the investment or revenue is paid up to a maximum of $150,000 with increases if more than one product is commercialized under the agreements.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

         The Company incorporates herein by reference the information appearing under the caption "Board of Directors" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 Annual Meeting of Stockholders.

         Information concerning executive officers of the Company is contained in Part I of this report under the caption "Executive Officers."

Item 10.  Executive Compensation

         The Company incorporates herein by reference the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 Annual Meeting of Stockholders.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The Company incorporates herein by reference the information appearing under the caption "Principal Stockholders" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 Annual Meeting of Stockholders.

Item 12  Certain Relationships and Related Transactions

         The Company incorporates herein by reference the information appearing under the caption "Certain Transactions" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 Annual Meeting of Stockholders.

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

3        1994 Employee Stock Purchase Plan.

4        1995 Non-Employee Directors' Stock Option Plan.

5 Employment Agreement, dated December 23, 1995, between the Company and Dr. Jack H. Kessler.

6 Employment Agreement, dated July 1, 1996, between the Company and Paul C. Desjourdy.

         (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1997.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SYMBOLLON CORPORATION

                            By:   /s/ Paul C. Desjourdy
                               ------------------------
                               Paul C. Desjourdy
                               Executive Vice President, Chief Financial Officer

Date: March 30, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                Title                                Date

 /s/ Jack H. Kessler           Executive Vice-President,          March 30, 1998
-----------------------        Chief Scientific Officer,
    Jack H. Kessler            Secretary and Chairman
                               of the Board of Directors
                               (Principal Executive Officer)

 /s/ Paul C. Desjourdy         Executive Vice President           March 30, 1998
-----------------------        Treasurer, Chief Financial
   Paul C. Desjourdy           Officer, and Director (Principal
                               Financial and Accounting Officer)

 /s/ James C. Richards         Director                           March 30, 1998
-----------------------
  James C. Richards

                              Symbollon Corporation
                                Index to Exhibits

3.1 Certificate of Incorporation of the Company; including Certificate of Designations, Preferences and Rights of Series A Preferred Stock of the Company. (previously filed as an exhibit to Form 10-QSB for the quarter ended September 30, 1996 and incorporated by reference.)
3.2      By-Laws of the Company. (1)
3.3 Agreement of Merger, dated as of August 4, 1993, between the Company and Symbollon Corporation, a Massachusetts corporation, (including Certificate of Merger and other state filings). (1)
4.1 Form of Warrant Agreement among the Company, D.H. Blair Investment Banking Corp. (the "Underwriter") and American Stock Transfer and Trust Company, including forms of Class A and Class B Warrant Certificates.
         (1)
4.2      Form of Specimen Class A Common Stock Certificate. (1)
4.3 Form of Stock Restriction Agreement among the Company, the Class B Stockholders and the Underwriter. (1)
10.1 1993 Stock Option Plan of the Company, as amended. (incorporated by reference to Exhibit A to the Company's 1994 Annual Stockholders Meeting Proxy Statement filed under cover of Schedule 14A dated
         May 4, 1994.)
10.2 Form of Employment Agreement, effective July 1, 1996, between the Company and Paul C. Desjourdy. (previously filed as an exhibit to Form 10-QSB for the quarter ended June 30, 1996 and incorporated by reference.)
10.3 Employment Agreement, dated December 23, 1995, between the Company and Dr. Jack H. Kessler. (previously filed as an exhibit to Form 10-KSB for the year ended December 31, 1995 and incorporated by reference.)
10.4 Commercial Lease dated June 5, 1997, between Pine Street Realty Trust and the Company. (previously filed as an exhibit to Form 10-QSB for the quarter ended March 31, 1997 and incorporated by reference.)
10.5 Loan and Security Agreement, dated March 26, 1997, between the Company and Silicon Valley Bank. (previously filed as an exhibit to Form 10-QSB for the quarter ended March 31, 1997 and incorporated by reference.)
10.6 Form of Indemnification Agreement between the Company and each officer and director of the Company. (1)
10.7 Marketing and Supply Agreement, dated January 11, 1995 between the Company and West Agro. (previously filed as an exhibit to Form 8-K of the Registrant dated January 11, 1995 and incorporated by reference). *
10.8 Agreement, dated August 31, 1992 among the Company, Dr. Jack H. Kessler and Dr. Robert Rosenbaum. (1)
10.9 Promissory note dated August 1, 1993 issued by the Company to Dr. Jack Kessler. (1)
10.10 Form of Stock Option Agreement to be entered into between the Company and each option holder. (1)
10.11 Stock Purchase Agreement, dated August 14, 1996, among the Company, Anthony J. Cantone and Jack H. Kessler. (previously filed as an exhibit to Form 10-QSB for the quarter ended September 30, 1996 and incorporated by reference.)
10.12 Consultant Agreement between Dr. Mason and the Company dated June 1, 1994 (previously filed as an exhibit to Form 10-QSB for the quarter ended June 30, 1994 and incorporated by reference).
10.13 1994 Employee Stock Purchase Plan of the Company. (incorporated by reference to Exhibit B to the Company's 1994 Annual Stockholders Meeting Proxy Statement filed under cover of Schedule 14A dated
         May 4, 1994.)
10.14 1995 Non-Employee Directors' Stock Option Plan of the Company. (previously filed as an exhibit to Form 10-QSB for the quarter ended June 30, 1995 and incorporated by reference.)
10.15 Collaboration and License Agreement, dated May 14, 1996, between the Company and Oclassen Pharmaceuticals, Inc. (previously filed as an exhibit to Form 10-QSB for the quarter ended June 30, 1996 and incorporated by reference.), as amended on August 14, 1997. (previously filed as an exhibit to Form 10-QSB for the quarter ended September 30, 1997 and incorporated by reference.) *
10.16 Collaboration and Sale/License Agreement, dated August 4, 1997, between the Company and Bausch & Lomb Pharmaceuticals, Inc. (previously filed as an exhibit to Form 10-QSB for the quarter ended June 30, 1997 and incorporated by reference.) *
10.17 Stock Purchase Agreement, dated August 4, 1997, between the Company and Bausch & Lomb Pharmaceuticals, Inc. (previously filed as an exhibit to Form 10-QSB for the quarter ended June 30, 1997 and incorporated by reference.)
 11.1    Statement re Computation of Earnings per Share.
23.1     Consent of Richard A. Eisner & Company, LLP
27.1     Financial Data Schedule

(1) Incorporated by reference to the corresponding exhibit number of the Registration Statement on Form SB-2 (Registration No. 33-68828) filed on November 24, 1993 and declared effective on December 7, 1993.

* Indicates that material has been omitted and confidential treatment has been granted or requested therefore. All such omitted material has been filed separately with the Commission pursuant to Rule 24b-2.