Form 10QSB
period 1998-03-31
SYMBOLLON CORP
filed 1998-05-12
CIK 912086

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                      May 11, 1998
                                    -----------------
        Class A Common Stock            3,182,953
        Class B Common Stock               15,738

Transitional Small Business Disclosure Format (check one):

                    Yes             No    X
                        --------       --------

                              SYMBOLLON CORPORATION
                          (a development stage company)

                                      INDEX

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Unaudited Condensed Balance Sheets
                           - March 31, 1998 and December 31, 1997             1

                  Unaudited Condensed Statements of Operations
                           and Deficit Accumulated During the Development
                           Stage - For the three months
                           ended March 31, 1998 and March 31, 1997            2

                  Unaudited Condensed Statements of Cash Flows - For the three months ended March 31, 1998
                           and March 31, 1997                                 3

                  Notes to the Unaudited Condensed Financial Statements       4

         Item 2.  Management's Discussion and Analysis
                           or Plan of Operation                               5

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                            7

SIGNATURE                                                                     7

INDEX TO EXHIBITS                                                             8

                         Part I - Financial Information

Item 1 - Financial Statements

                             SYMBOLLON CORPORATION
                          (a development stage company)

                            CONDENSED BALANCE SHEETS
                                   (unaudited)

                                     ASSETS

                                                                            March 31,       December 31,
                                                                              1998              1997
                                                                          -------------     ------------
Current assets:
  Cash and cash equivalents............................................... $ 2,185,192      $ 2,527,865
  Accounts receivable.....................................................         120           24,972
  Inventory...............................................................      72,681           73,629
  Prepaid expenses........................................................      49,981           75,156
                                                                           -----------      -----------
        Total current assets.............................................. $ 2,307,974      $ 2,701,622

Equipment and leasehold improvements, net of
 accumulated depreciation.................................................     142,261          146,868
Other assets:
    Patent and trademark cost, net of accumulated amortization............     178,435          153,157
    Deposit...............................................................       2,364            2,364
                                                                          ------------      -----------
        TOTAL............................................................. $ 2,631,034      $ 3,004,011
                                                                          ============      ===========

                                   LIABILITIES
Current liabilities:
  Accounts payable........................................................ $    51,022      $     5,879
  Other accrued professional fees.........................................      17,466           21,867
  Accrued finder's fees...................................................                       20,000
  Other current liabilities...............................................       9,976           22,857
                                                                          ------------      -----------
        Total current liabilities.........................................      78,464           70,603

Redeemable common stock, Class A, par value $.001 per share,
 266,667 shares issued at March 31, 1998
 (aggregate involuntary liquidation value $500,000)                            500,000          500,000

                               STOCKHOLDERS' EQUITY

Preferred stock, par value $.001 per share, 5,000,000 shares authorized, none issued..................................................
Common stock, Class A, par value $.001 per share,
 18,750,000 shares authorized, 2,916,286 shares issued at
 March 31, 1998 and December 31, 1997, respectively.......................       2,916            2,916
Common stock, Class B, par value $.001 per share,
 1,250,000 shares authorized,  15,738 shares issued at
 March 31, 1998 and December 31, 1997, respectively,
 each convertible into one share of Class A common stock..................          16               16
Additional paid-in capital................................................   7,252,091        7,252,091
Deficit accumulated during the development stage..........................  (5,202,453)      (4,821,615)
                                                                          ------------      -----------
     Total stockholders' equity...........................................   2,052,570        2,433,408
                                                                          ------------      -----------

        TOTAL............................................................. $ 2,631,034      $ 3,004,011
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


                             SYMBOLLON CORPORATION
                          (a development stage company)

           CONDENSED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                          DURING THE DEVELOPMENT STAGE
                                  (Unaudited)

                                                                                    Period From
                                                                                   July 15, 1986
                                                        Three Months Ended         (Inception) to
                                                             March 31,                March 31,
                                                         1998         1997              1998
                                                     -----------   -----------       -----------
Net sales.........................................   $             $                 $  617,547
Contract revenue..................................                      40,337          540,680
License fee.......................................                                    1,790,000
                                                     -----------   -----------       -----------
        Total income..............................                      40,337        2,948,227

Operating Expenses:
    Manufacturing costs...........................   $             $                 $  352,237
    Research and development costs................       252,387       148,316        4,289,085
    General and administrative expenses...........       158,653       124,271        3,664,940
                                                     -----------   -----------       -----------
        Total operating expenses..................       411,040       272,587        8,306,262
                                                     -----------   -----------       -----------

Income (Loss) from operations.....................      (411,040)     (232,250)      (5,358,035)

Interest income...................................        30,202        19,549          511,842

Interest expense and debt issuance costs..........                        (350)        (356,260)
                                                     -----------   -----------       -----------

Net Income (Loss).................................      (380,838)     (213,051)      (5,202,453)

Deficit accumulated during the development stage,
 beginning of period..............................    (4,821,615)   (5,333,079)
                                                     -----------   -----------       -----------
Deficit accumulated during the development stage,
 end of period....................................   $(5,202,453)  $(5,546,130)     $(5,202,453)
                                                     ===========   ===========       ===========

Net Income (Loss) Per Common Share................   $     (0.15)  $     (0.12)
                                                     ===========   ===========

Weighted average number of common
 shares outstanding...............................     2,498,691     1,784,528
                                                     ===========   ===========

See notes to condensed financial statements.

                             SYMBOLLON CORPORATION
                         (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                           Period From
                                                                                          July 15, 1986
                                                                Three Months Ended       (Inception) to
                                                                     March 31,              March 31,
                                                                 1998          1997           1998
                                                             -----------   -----------    -----------
Cash flows from operating activities:
    Net income (loss).....................................   $  (380,838)  $  (213,051)   $(5,202,453)
    Adjustments to reconcile net income (loss) to net
    cash  provided  by  (used  in) operating activities:
      Depreciation and amortization expense...............        11,308        13,723        390,510
      Amortization of debt issuance costs.................                                    130,000
      Accrued rent........................................                      (4,667)
      Loss on disposition of equipment....................                                      7,274
      Changes in operating assets and liabilities:
        Accounts receivable...............................        24,852        23,974           (120)
        Inventory.........................................           948       (28,247)       (72,681)
        Prepaid expenses..................................        25,175        22,910        (49,981)
        Deferred revenue..................................                     (17,596)
        Accounts payable and other current liabilities....         7,861       (22,230)       135,639
                                                             -----------   -----------    -----------
        Net cash provided by (used in)
        operating activities..............................      (310,694)     (225,184)    (4,661,812)
                                                             -----------   -----------    -----------
Cash flows from investing activities:
    Equipment and leasehold improvements costs............        (5,850)                    (346,503)
    Patent and trademark costs............................       (26,129)        7,160       (383,277)
    Proceeds from sale of equipment.......................                                     11,300
    Deposit...............................................                                     (2,364)
                                                             -----------   -----------    -----------
      Net cash provided by (used in) investing activities.       (31,979)        7,160       (720,844)
                                                             -----------   -----------    -----------
Cash flows from financing activities:
    Notes Payable.........................................
    Warrant conversion....................................                                    629,204
    Borrowings from stockholders..........................                       2,451        253,623
    Repayment to stockholders.............................                                   (127,683)
    Sale of common stock and units........................                       6,552      7,706,106
    Sale of option to purchase units......................                                        100
    Public offering costs.................................                                    450,000
    Issuance of preferred stock...........................                                 (1,343,502)
                                                             -----------   -----------    -----------
      Net cash provided by financing activities...........                       9,003      7,567,848
                                                             -----------   -----------    -----------
NET INCREASE (DECREASE) IN CASH...........................      (342,673)     (209,021)     2,185,192
Cash at beginning of period...............................     2,527,865     2,087,753
                                                             -----------   -----------    -----------
CASH AT END OF PERIOD.....................................   $ 2,185,192   $ 1,878,732    $ 2,185,192
                                                             ===========   ===========    ===========

See notes to condensed financial statements.

                              SYMBOLLON CORPORATION
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Description of Business:

         Symbollon Corporation (the "Company") was originally incorporated as an Illinois corporation on July 15, 1986 as Symbollon, Inc. On May 21, 1991, Symbollon, Inc. was merged into Symbollon Corporation, a newly formed Massachusetts corporation (which was subsequently reincorporated in Delaware in August 1993), to carry on the business of Symbollon, Inc. Except where otherwise indicated, references to the Company in these financial statements and notes thereto include the activities of Symbollon, Inc.

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

Note B - Accounting Policies and Disclosure:

         The accompanying unaudited financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

         In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

Results of Operations

         Symbollon's net loss increased by $167,787 or 78.8% from $213,051 in the three-month period ended March 31, 1997 to $380,838 in the comparable 1998 period. This increase resulted primarily from increased development efforts and increased general and administrative expenses, and decreased contract revenues. The Company expects to continue to incur operating losses for the foreseeable future.

         Contract revenues decreased by $40,337 or 100% from $40,337 in the three-month period ended March 31, 1997 to none in the comparable 1998 period. This decrease resulted primarily from Symbollon's commitment to undertake without compensation certain activities in 1998 relating to the dermatology product development program with Oclassen Pharmaceuticals, Inc. Once those activities are completed, Symbollon anticipates receiving compensation in the future for any other activities undertaken at Oclassen's request.

         General and administrative expenses increased by $34,382 or 27.7% from $124,271 in the three-month period ended March 31, 1997 to $158,653 in the comparable 1998 period. This increase resulted from increased investor and public relations expenses. Research and development expenses increased by

$104,071 or 70.2% from $148,316 in the three-month period ended March 31, 1997 to $252,387 in the comparable 1998 period. This increase resulted from increased development expenses, including consultants fees and contract manufacturing cost, associated with the Company's proposed formulation for the treatment of fibrocystic breast disease.

         During the remainder of 1998, the Company anticipates incurring significant development expenses associated with its proposed formulation for the treatment of fibrocystic breast disease, including the cost of preparing and filing an Investigational New Drug application, manufacturing supplies for clinical trials and conducting human clinical trials.

Liquidity and Capital Resources

         The Company has funded its activities through proceeds from private and public placements of equity and debt securities. Independent research and development activities regarding the Company's technology has been funded through SBIR grants received and administered by Biomedical Development Corporation. As of March 31, 1998, the Company had working capital of $2,229,510. The Company's $500,000 bank line of credit expired in March 1998, and the Company has no current plans to replace such line of credit.

         The Company has had no significant revenue and has incurred a cumulative loss through March 31, 1998 of $5,202,453. However, the Company believes that it has the necessary liquidity and capital resources, together with anticipated future revenues, to sustain planned operations for the twelve months following March 31, 1998. In the event that the Company's internal estimates relating to its planned revenues or expenditures prove materially inaccurate, the Company may be required to reallocate funds among its planned activities and curtail certain planned expenditures. In any event, the Company anticipates that it will require additional funds after March 31, 1999, and therefore, the Company will seek new financing in fiscal 1998.

         During the remainder of 1998, the Company anticipates paying approximately $228,750 as compensation for its current executive officers, and approximately $20,025 for lease payments on its facilities. At December 31,1997, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $4,555,000 expiring through 2011.

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

                                   SYMBOLLON CORPORATION

Date:  May 12, 1998                By: /s/ Paul C. Desjourdy
                                       -------------------------------------
                                       Paul C. Desjourdy, Vice President/CFO
                                       and authorized signatory

                              SYMBOLLON CORPORATION

                                INDEX TO EXHIBITS

                                                                       Page #

11.1     Statement re: Computation of Earnings per Share...............

27.1     Financial Data Schedule.......................................