Form 10QSB
period 1998-06-30
SYMBOLLON CORP
filed 1998-08-06
CIK 912086

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                     August 6, 1998
                                    -----------------
        Class A Common Stock            3,587,581
        Class B Common Stock               15,738

Transitional Small Business Disclosure Format (check one):

                    Yes             No    X
                        --------       --------

                              SYMBOLLON CORPORATION
                          (a development stage company)

                                      INDEX

                                                                           PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Unaudited Condensed Balance Sheets
                    - June 30, 1998 and December 31, 1997                   1

              Unaudited Condensed Statements of Operations
                    and Deficit Accumulated During the Development
                    Stage - For the six and three months
                    ended June 30, 1998 and June 30, 1997                   2

              Unaudited Condensed Statements of  Cash Flows
                    - For the six months ended June 30, 1998
                    and June 30, 1997                                       3

              Notes to the Unaudited Condensed Financial Statements         4

     Item 2.  Management's Discussion and Analysis
                    or Plan of Operation                                    5

PART II.  OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds                     7

     Item 4.  Submission of Matters to a Vote of Security Holders           7

     Item 5.  Other Information                                             8

     Item 6.  Exhibits and Reports on Form 8-K                              8

SIGNATURE                                                                   9

INDEX TO EXHIBITS                                                          10

                        Part I - Financial Information

Item 1 - Financial Statements

                             SYMBOLLON CORPORATION
                         (a development stage company)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                                            June 30,        December 31,
                                                                              1998              1997
                                                                          -------------     ------------
Current assets:
  Cash and cash equivalents............................................... $ 1,874,884      $ 2,527,865
  Accounts receivable.....................................................      46,925           24,972
  Inventory...............................................................      57,018           73,629
  Prepaid expenses........................................................      30,806           75,156
                                                                           -----------      -----------
        Total current assets.............................................. $ 2,009,633      $ 2,701,622

Equipment and leasehold improvements, net of
 accumulated depreciation.................................................     149,209          146,868
Other assets:
    Patent and trademark cost, net of accumulated amortization............     187,322          153,157
    Deposit...............................................................       2,364            2,364
                                                                          ------------      -----------
        TOTAL............................................................. $ 2,348,528      $ 3,004,011
                                                                          ============      ===========

                                   LIABILITIES
Current liabilities:
  Accounts payable........................................................ $    51,248      $     5,879
  Other accrued professional fees.........................................      56,386           21,867
  Accrued finder's fee....................................................                       20,000
  Other current liabilities...............................................      12,949           22,857
                                                                          ------------      -----------
        Total current liabilities.........................................     120,583           70,603

Redeemable common stock, Class A, par value $.001 per share,
 266,667 shares issued at June 30, 1998 and December 31, 1997
 (aggregate involuntary liquidation value $500,000)                            500,000          500,000

                               STOCKHOLDERS' EQUITY

Preferred  stock,  par  value  $.001  per  share,  5,000,000  shares authorized, none issued..................................................
Common stock, Class A, par value $.001 per share,
 18,750,000 shares authorized, 2,918,036 and 2,916,286 shares issued at
 June 30, 1998 and December 31, 1997, respectively........................       2,918            2,916
Common stock, Class B, par value $.001 per share,
 1,250,000 shares authorized, 15,738 shares issued at
 June 30, 1998 and December 31, 1997, respectively,
 each convertible into one share of Class A common stock..................          16               16
Additional paid-in capital................................................   7,253,401        7,252,091
Deficit accumulated during the development stage..........................  (5,528,390)      (4,821,615)
                                                                          ------------      -----------
     Total stockholders' equity...........................................   1,727,945        2,433,408
                                                                          ------------      -----------

        TOTAL............................................................. $ 2,348,528      $ 3,004,011
                                                                          ============      ===========

See notes to condensed financial statements.


                             SYMBOLLON CORPORATION
                          (a development stage company)

           CONDENSED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                          DURING THE DEVELOPMENT STAGE
                                  (Unaudited)
                                                                                                               Period From
                                                                                                              July 15, 1986
                                                        Three Months Ended            Six Months Ended       (Inception) to
                                                              June 30,                    June 30,              June 30,
                                                         1998         1997           1998          1997           1998
                                                     -----------   -----------    -----------   -----------    -----------
Net sales.........................................   $   110,501   $   162,338    $   110,501   $   162,338    $   728,048
Contract revenue..................................                       8,250                       48,587        540,680
License fee.......................................                                                               1,790,000
                                                     -----------   -----------    -----------   -----------    -----------
        Total income..............................       110,501       170,588        110,501       210,925      3,058,728

Operating Expenses:
    Manufacturing costs...........................   $    73,208   $    86,021    $    73,208   $    86,021    $   425,445
    Research and development costs................       281,508       134,873        533,895       283,189      4,570,593
    General and administrative expenses...........       106,596       114,897        265,249       239,168      3,771,536
                                                     -----------   -----------    -----------   -----------    -----------
        Total operating expenses..................       461,312       335,791        872,352       608,378      8,767,574
                                                     -----------   -----------    -----------   -----------    -----------

Income (Loss) from operations.....................      (350,811)     (165,203)      (761,851)     (397,453)    (5,708,846)

Interest income...................................        24,874        21,438         55,076        40,987        536,716

Interest expense and debt issuance costs..........                      (8,213)                      (8,563)      (356,260)
                                                     -----------   -----------    -----------   -----------    -----------

NET INCOME (LOSS).................................      (325,937)     (151,978)      (706,775)     (365,029)    (5,528,390)

Deficit accumulated during the development stage,
 beginning of period..............................    (5,202,453)   (5,546,130)    (4,821,615)   (5,333,079)
                                                     -----------   -----------    -----------   -----------    -----------
Deficit accumulated during the development stage,
 end of period....................................   $(5,528,390)  $(5,698,108)   $(5,528,390)  $(5,698,108)   $(5,528,390)
                                                     ===========   ===========    ===========   ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE................   $     (0.13)  $     (0.07)    $    (0.28)  $     (0.19)
                                                     ===========   ===========    ===========   ===========

Weighted average number of common
 shares outstanding...............................     2,498,691     2,083,253      2,498,691     1,885,203
                                                     ===========   ===========    ===========   ===========

See notes to condensed financial statements.

                             SYMBOLLON CORPORATION
                         (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                                           Period From
                                                                                          July 15, 1986
                                                                 Six Months Ended        (Inception) to
                                                                     June 30,               June 30,
                                                                1998          1997           1998
                                                             -----------   -----------    -----------
Cash flows from operating activities:
    Net income (loss).....................................   $  (706,775)  $  (365,029)   $(5,528,390)
    Adjustments  to  reconcile  net income (loss) to net
    cash  provided  by  (used  in) operating activities:
      Depreciation and amortization expense...............        23,533        14,835        402,735
      Amortization of debt issuance costs.................                                    130,000
      Accrued rent........................................                      (9,333)
      Loss on disposition of equipment....................                                      7,274
      Changes in operating assets and liabilities:
        Accounts receivable...............................       (21,953)      (91,660)       (46,925)
        Inventory.........................................        16,611         2,146        (57,018)
        Prepaid expenses..................................        44,350        46,001        (30,806)
        Deferred revenue..................................                     (17,596)
        Accounts payable and other current liabilities....        49,980       (59,222)       177,758
                                                             -----------   -----------    -----------
        Net cash provided by (used in)
        operating activities..............................      (594,254)     (479,858)    (4,945,372)
                                                             -----------   -----------    -----------
Cash flows from investing activities:
    Equipment and leasehold improvements costs............       (24,173)       15,907       (364,826)
    Patent and trademark costs............................       (35,866)      (13,066)      (393,014)
    Proceeds from sale of equipment.......................                                     11,300
    Deposit...............................................                                     (2,364)
                                                             -----------   -----------    -----------
      Net cash provided by (used in) investing activities.       (60,039)        2,841       (748,904)
                                                             -----------   -----------    -----------
Cash flows from financing activities:
    Notes Payable.........................................                     492,500
    Warrant conversion....................................                                    629,204
    Borrowings from stockholders..........................                                    253,623
    Repayment to stockholders.............................                                   (127,683)
    Sale of common stock and units........................         1,312         2,066      7,707,418
    Sale of option to purchase units......................                                        100
    Public offering costs.................................                                 (1,343,502)
    Issuance of preferred stock...........................                                    450,000
                                                             -----------   -----------    -----------
      Net cash provided by financing activities...........         1,312       494,566      7,569,160
                                                             -----------   -----------    -----------
NET INCREASE (DECREASE) IN CASH...........................      (652,981)       17,549      1,874,884
Cash at beginning of period...............................     2,527,865     1,707,099
                                                             -----------   -----------    -----------
CASH AT END OF PERIOD.....................................   $ 1,874,884   $ 1,724,648    $ 1,874,884
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

         In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the six and three-month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Note C - Capitalization:

         The Company sold 402,878 shares of Class A Common Stock to Bausch & Lomb Pharmaceuticals, Inc. in a private placement on August 4, 1998 for $350,000, in conjunction with its collaboration and sale/license agreement with the Company (see Part II - Item 5. "Other Information" below). The shares are subject to certain voting and transfer restrictions and may be redeemed at cost at the option of either the Company or the purchaser.

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

Forward-Looking Statements

         Any statements set forth below or otherwise made in writing or orally by the Company with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company makes such statements based on assumptions, which it believes to be reasonable, the Company's business is subject to significant risks and there can be no assurance that actual results will not differ materially from the Company's expectations. Accordingly, the Company hereby identifies the following important factors, among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Company in any such forward-looking statements: (i) the timely development and acceptance of new products, (ii) the achievement of product development milestones by the Company's corporate partners, (iii) the timely receipt of regulatory clearances required to market the Company's proposed products, (iv) the continued sale of IodoZyme, the Company's only product, and (v) the Company's ability to enter into new arrangements with corporate partners.

Results of Operations

         Symbollon's net loss for the three month period ended June 30, 1998 was $325,937, reflecting an increase of $173,959 from a net loss of $151,978 in the comparable 1997 period. Symbollon's net loss for the six month period ended June 30, 1998 was $706,775, reflecting an increase of $341,746 from a net loss of $365,029 in the comparable 1997 period. The increased loss for the three-month period resulted primarily from decreased product revenues and increased development efforts. The increased loss for the six-month period resulted primarily from decreased product and contract revenues and increased development efforts. The Company expects to continue to incur operating losses for the foreseeable future.

         Product revenues from sales of IodoZyme for the three and six-month periods ended June 30, 1998 were $110,501, reflecting a decrease of $51,837 from the product sales in the comparable 1997 periods. The decreased sales reflect in part excess inventory reduction by the Company's marketing partner, West Agro, Inc.

         The gross profit margin on product sales for the three and six-month periods ended June 30, 1998 were 34%, compared to 47% in the comparable 1997 periods. The decrease in the gross profit margin on product sales for the three and six-month periods ended June 30, 1998 were primarily due to increased component cost and overhead expenses.

         Contract revenues for the three and six-month periods ended June 30, 1998 were none, reflecting a decrease of $8,250 and $48,587, respectively, from the contract revenues in the comparable 1997 periods. The decreases resulted primarily from Symbollon's commitment to undertake without compensation certain activities in 1998 relating to the dermatology product development program with Oclassen Pharmaceuticals, Inc. Once those activities are completed, Symbollon anticipates receiving compensation in the future for any other activities undertaken at Oclassen's request.

         Research and development expenses for the three and six-month periods ended June 30, 1998 were $281,508 and $533,895, respectively, reflecting an increase of $146,635 and $250,706, respectively, from the research and development expenses in the comparable 1997 periods. The increases resulted from increased development expenses, including consultants fees and contract manufacturing cost, associated with the Company's proposed formulation for the treatment of fibrocystic breast disease. The Company anticipates that research and development expenses will increase over the remainder of 1998 as the Company initiates human clinical trials for its drug to treat fibrocystic breast disease.

         General and administrative expenses for the three and six-month periods ended June 30, 1998 were $106,596 and $265,249, respectively, reflecting a decrease of $8,301 and an increase of $26,081, respectively, from the general and administrative expenses in the comparable 1997 periods. The increase for the six-month period resulted primarily from increased investor and public relations expenses. The Company anticipates that general and administrative expenses will remain at current levels for the remainder of 1998.

Liquidity and Capital Resources

         The Company has funded its activities through proceeds from private and public placements of equity and debt securities. Independent research and development activities regarding the Company's technology has been funded through SBIR grants received and administered by Biomedical Development Corporation ("BDC"). Although ongoing grants will continue until their completion, no further SBIR grants covering the Company's technology will be applied for by BDC, as a result of the Company's May 1997 termination of its agreement with BDC. As of June 30, 1998, the Company had working capital of $1,889,050.

         The Company has had no significant revenue and has incurred a cumulative loss through June 30, 1998 of $5,528,390. However, the Company believes that it has the necessary liquidity and capital resources, together with anticipated future revenues, to sustain planned operations for the twelve months following June 30, 1998. In the event that the Company's internal estimates relating to its planned revenues or expenditures prove materially inaccurate, the Company may be required to reallocate funds among its planned activities and curtail certain planned expenditures. In any event, the Company anticipates that it will require additional funds after June 30, 1999, and therefore, the Company will seek new financing during the next twelve months.

         During the remainder of 1998, the Company anticipates paying approximately $152,500 as compensation for its current executive officers, and approximately $13,950 for lease payments on its facilities. At December 31, 1997, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $4,555,000 expiring through 2011.


Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds

         See "Item 5. Other Information" below for a description of the sale of 402,878 shares of Class A Common Stock for $350,000 to Bausch & Lomb Pharmaceuticals, Inc. in a transaction exempt from registration under the Securities Act.

Item 4.  Submission of Matters to a Vote of Security Holders

         The following items were submitted to a vote of the stockholders at the Company's Annual Meeting on May 20, 1998:

         1.  Election of Directors.  The following directors were elected:

                                             Votes                        .
                              For            Against            Withheld

 James C. Richards         2,728,971         24,750                  0
 Jack H. Kessler           2,728,871         24,850                  0
 Paul C. Desjourdy         2,728,971         24,750                  0
 Richard F. Maradie        2,728,971         24,750                  0
 Eugene Lieberstein        2,728,971         24,750                  0

         2. Ratification of Richard A. Eisner & Company, LLP as the independent auditors of the Company:

                                             Votes
                              For            Against           Withheld
                           2,734,821         16,400              2,500

         Each item identified above was described in the Company's Proxy Statement for the Annual Meeting of Stockholders. Each item received the necessary votes for approval.

Item 5. Other Information

         1. On August 4, 1998, pursuant to the Company's collaboration and sale/license agreement with Bausch & Lomb Pharmaceuticals, Inc., Symbollon received a $400,000 milestone payment. In addition, Bausch & Lomb purchased 402,878 shares of Class A Common Stock for $350,000. Pursuant to the Stock Purchase Agreement, the shares purchased by Bausch & Lomb are subject to certain voting and transfer restrictions and may be redeemed at cost at the option of either the Company or the purchaser. Subject to certain exceptions, Bausch & Lomb has agreed to vote its shares of Class A Common Stock in accordance with the recommendations of Symbollon's Board of Directors. Bausch & Lomb may offset certain portions of the future milestone payments due to Symbollon pursuant to the Collaboration and Sale/License Agreement by requiring Symbollon to redeem at cost the shares purchased pursuant to the Stock Purchase Agreement. Under certain circumstances, if the Collaboration and Sale/License Agreement is terminated prior to Symbollon's receipt of the required milestone payments, then Bausch & Lomb has agreed to transfer to Symbollon for no consideration up to $500,000 worth (valued at their original purchase price) of the shares. Additionally, if the Collaboration and Sale/License Agreement is terminated by Bausch & Lomb prior to its fourth anniversary, Bausch & Lomb may require the Company to repurchase up to $350,000 worth (valued at their original purchase price) of the shares annually through the seventh anniversary of the Stock Purchase Agreement in an amount equal to 25% of the Company's positive cash flows from operating activities.

         2. Any shareholder proposal submitted with respect to the Company's 1999 Annual Meeting of Stockholders, which proposal is submitted outside the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, will be considered untimely for purposes of Rules 14a-4 and 14a-5 under said Act if notice thereof is received by the Company after February 25, 1999.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  See Index to Exhibits on Page E-1.

         (b)      Reports on Form 8-K

                  A Form 8-K was filed on May 27, 1998 under Item 4 regarding the Company's change in certifying accountant to BDO Seidman, LLP.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                        SYMBOLLON CORPORATION

Date:  August 6, 1998                   By: /s/ Paul C. Desjourdy
                                           ----------------------------------
                                           Paul C. Desjourdy,
                                           Exec. Vice President/CFO
                                           and authorized signatory

                              SYMBOLLON CORPORATION

                                INDEX TO EXHIBITS

                                                                         Page #

11.1     Statement re: Computation of Earnings per Share.................

27.1     Financial Data Schedule.........................................