Form 10QSB
period 1998-09-30
SYMBOLLON CORP
filed 1998-11-12
CIK 912086

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
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

                                    November 12, 1998
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

                                      INDEX

                                                                          PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Unaudited Condensed Balance Sheets
                   - September 30, 1998 and December 31, 1997              1

              Unaudited Condensed Statements of Operations
                   and Deficit Accumulated During the Development
                   Stage - For the nine and three months
                   ended September 30, 1998 and September 30, 1997
                                                                           2

              Unaudited Condensed Statements of  Cash Flows
                   - For the nine months ended September 30, 1998
                   and September 30, 1997                                  3

              Notes to the Unaudited Condensed Financial Statements        4

     Item 2.  Management's Discussion and Analysis
                   or Plan of Operation                                    5

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                             7

SIGNATURE                                                                  8

INDEX TO EXHIBITS                                                          9

                        Part I - Financial Information

Item 1 - Financial Statements

                             SYMBOLLON CORPORATION
                         (a development stage company)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                                          September 30,     December 31,
                                                                              1998              1997
                                                                          -------------     ------------
Current assets:
  Cash and cash equivalents............................................... $ 2,066,110      $ 2,527,865
  Accounts receivable.....................................................      34,698           24,972
  Inventory...............................................................     103,701           73,629
  Prepaid expenses........................................................     244,309           75,156
                                                                           -----------      -----------
        Total current assets.............................................. $ 2,448,818      $ 2,701,622

Equipment and leasehold improvements, net of
 accumulated depreciation.................................................     138,293          146,868
Other assets:
    Patent and trademark cost, net of accumulated amortization............     191,799          153,157
    Deposit...............................................................       2,364            2,364
                                                                          ------------      -----------
        TOTAL............................................................. $ 2,781,274      $ 3,004,011
                                                                          ============      ===========

                                   LIABILITIES
Current liabilities:
  Accounts payable........................................................ $    61,618      $     5,879
  Other accrued professional fees.........................................      46,812           21,867
  Accrued finder's fee....................................................                       20,000
  Other current liabilities...............................................       6,921           22,857
                                                                          ------------      -----------
        Total current liabilities.........................................     115,351           70,603

Redeemable common stock, Class A, par value $.001 per share,
 669,545 and 266,667 shares issued at September 30, 1998
 and December 31, 1997, respectively (aggregate involuntary
 liquidation value $850,000 and $500,000, respectively)...................     850,000          500,000

                               STOCKHOLDERS' EQUITY

Preferred  stock,  par  value  $.001  per  share,  5,000,000  shares authorized, none issued..................................................
Common stock, Class A, par value $.001 per share,
 18,750,000 shares authorized, 2,918,036 and 2,916,286 shares issued at
 September 30, 1998 and December 31, 1997, respectively...................       2,918            2,916
Common stock, Class B, par value $.001 per share,
 1,250,000 shares authorized, 15,738 shares issued at
 September 30, 1998 and December 31, 1997, respectively,
 each convertible into one share of Class A common stock..................          16               16
Additional paid-in capital................................................   7,253,401        7,252,091
Deficit accumulated during the development stage..........................  (5,440,412)      (4,821,615)
                                                                          ------------      -----------
     Total stockholders' equity...........................................   1,815,923        2,433,408
                                                                          ------------      -----------

        TOTAL............................................................. $ 2,781,274      $ 3,004,011
                                                                          ============      ===========

See notes to condensed financial statements.


                             SYMBOLLON CORPORATION
                          (a development stage company)

           CONDENSED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                          DURING THE DEVELOPMENT STAGE
                                  (Unaudited)
                                                                                                               Period From
                                                                                                              July 15, 1986
                                                        Three Months Ended           Nine Months Ended       (Inception) to
                                                           September 30,               September 30,          September 30,
                                                         1998         1997           1998          1997           1998
                                                     -----------   -----------    -----------   -----------    -----------
Net sales.........................................   $    59,675   $    72,000    $   170,176   $   234,338    $   787,723
Contract revenue..................................        19,085        17,737         19,085        66,324        559,765
License fee.......................................       400,000       750,000        400,000       750,000      2,190,000
                                                     -----------   -----------    -----------   -----------    -----------
        Total income..............................       478,760       839,737        589,261     1,050,662      3,537,488

Operating Expenses:
    Manufacturing costs...........................   $    36,087   $    41,064    $   109,295   $   127,085    $   461,532
    Research and development costs................       278,512       145,632        812,407       428,821      4,849,105
    General and administrative expenses...........        96,784       164,253        362,033       403,421      3,868,320
                                                     -----------   -----------    -----------   -----------    -----------
        Total operating expenses..................       411,383       350,949      1,283,735       959,327      9,178,957
                                                     -----------   -----------    -----------   -----------    -----------

Income (Loss) from operations.....................        67,377       488,788       (694,474)       91,335     (5,641,469)

Interest income...................................        20,601        25,199         75,677        66,186        557,317

Interest expense and debt issuance costs..........                      (7,661)                     (16,224)      (356,260)
                                                     -----------   -----------    -----------   -----------    -----------

Net Income (Loss).................................   $    87,978   $   506,326    $ (618,797)   $   141,297    $(5,440,412)
                                                     ===========   ===========    ===========   ===========    ===========

Net Income (Loss) per share of common stock.......   $      0.03   $      0.21    $    (0.24)   $      0.07
                                                     ===========   ===========    ===========   ===========

Net Income (Loss) per share - assuming dilution...   $      0.03   $      0.21    $    (0.24)  $       0.07
                                                     ===========   ===========    ===========   ===========

Weighted average number of common shares
 outstanding......................................     2,754,429     2,398,465     2,584,874      2,058,171
                                                     ===========   ===========    ===========   ===========

Weighted average number of common shares and
 potential dilutive common shares outstanding.....     2,754,429     2,442,178     2,584,874      2,106,520
                                                     ===========   ===========    ===========   ===========



See notes to condensed financial statements.

                             SYMBOLLON CORPORATION
                         (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                                           Period From
                                                                                          July 15, 1986
                                                                Nine Months Ended        (Inception) to
                                                                  September 30,           September 30,
                                                                1998          1997           1998
                                                             -----------   -----------    -----------
Cash flows from operating activities:
    Net income (loss).....................................   $  (618,797)  $   141,297    $(5,440,412)
    Adjustments  to  reconcile  net income (loss) to net
    cash  provided  by  (used  in) operating activities:
      Depreciation and amortization expense...............        35,299        46,758        414,501
      Amortization of debt issuance costs.................                                    130,000
      Accrued rent........................................                     (14,000)
      Loss on disposition of equipment....................                         240          7,274
      Changes in operating assets and liabilities:
        Accounts receivable...............................        (9,726)      (48,113)       (34,698)
        Inventory.........................................       (30,072)      (89,343)      (103,701)
        Prepaid expenses..................................      (169,153)       68,494       (244,309)
        Deferred revenue..................................                     (17,596)
        Accounts payable and other current liabilities....        44,748        (4,911)       172,526
                                                             -----------   -----------    -----------
        Net cash provided by (used in)
        operating activities..............................      (747,701)       82,826     (5,098,819)
                                                             -----------   -----------    -----------
Cash flows from investing activities:
    Equipment and leasehold improvements costs............       (24,173)      (83,615)      (364,826)
    Patent and trademark costs............................       (41,193)      (27,683)      (398,341)
    Proceeds from sale of equipment.......................                       5,300         11,300
    Deposit...............................................                       2,636         (2,364)
                                                             -----------   -----------    -----------
      Net cash provided by (used in) investing activities.       (65,366)     (103,362)      (754,231)
                                                             -----------   -----------    -----------
Cash flows from financing activities:
    Notes Payable.........................................
    Warrant conversion....................................                                    629,204
    Borrowings from stockholders..........................                                    253,623
    Repayment to stockholders.............................                                   (127,683)
    Sale of common stock and units........................       351,312       477,066      8,057,418
    Sale of option to purchase units......................                                        100
    Public offering costs.................................                                 (1,343,502)
    Issuance of preferred stock...........................                                    450,000
                                                             -----------   -----------    -----------
      Net cash provided by financing activities...........       351,312       477,066      7,919,160
                                                             -----------   -----------    -----------
NET INCREASE (DECREASE) IN CASH...........................      (461,755)      456,530      2,066,110
Cash at beginning of period...............................     2,527,865     1,707,099
                                                             -----------   -----------    -----------
CASH AT END OF PERIOD.....................................   $ 2,066,110   $ 2,163,629    $ 2,066,110
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

         In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the nine and three-month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Note C - Capitalization:

         The Company sold 402,878 shares of Class A Common Stock to Bausch & Lomb Pharmaceuticals, Inc. in a private placement on August 4, 1998 for $350,000, in conjunction with its collaboration and sale/license agreement with the Company. The shares are subject to certain voting and transfer restrictions and may be redeemed at cost at the option of either the Company or the purchaser.

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

Forward-Looking Statements

         Any statements set forth below or otherwise made in writing or orally by the Company with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company makes such statements based on assumptions, which it believes to be reasonable, the Company's business is subject to significant risks and there can be no assurance that actual results will not differ materially from the Company's expectations. Accordingly, the Company hereby identifies the following important factors, among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Company in any such forward-looking statements: (i) the timely development and acceptance of new products, (ii) the achievement of product development milestones by the Company's corporate partners, (iii) the timely receipt of regulatory clearances required to market the Company's proposed products, (iv) the continued sale of IodoZyme, the Company's only product, (v) the outcomes of clinical trials involving the Company's proposed products, (vi) the Company's ability to enter into new arrangements with corporate partners, and (vii) the Company's ability to obtain financing for the period following September 30, 1999.

Results of Operations

         Symbollon's net income for the three month period ended September 30, 1998 was $87,978, reflecting a decrease of $418,348 from a net income of $506,326 in the comparable 1997 period. Symbollon's net loss for the nine month period ended September 30, 1998 was $618,797, reflecting a change of $760,094 from a net income of $141,297 in the comparable 1997 period. The decreased income for the three-month period resulted primarily from decreased license fees and increased development efforts, partially offset by decreased general and administrative expenses. The increased loss for the nine-month period resulted primarily from decreased revenues and increased development efforts, partially offset by decreased general and administrative expenses. The Company expects to continue to incur operating losses for the foreseeable future.

         Product revenues from sales of IodoZyme for the three and nine-month periods ended September 30, 1998 were $59,675 and $170,176, respectively, reflecting a decrease of $12,325 and $64,162, respectively, from the product sales in the comparable 1997 periods. The decreased sales reflect in part excess inventory reduction by the Company's marketing partner, West Agro, Inc.

         The gross profit margin on product sales for the three and nine-month periods ended September 30, 1998 were 40% and 36%, respectively, compared to 43% and 46%, respectively, in the comparable 1997 periods. The decrease in the gross profit margin on product sales for the three and nine-month periods ended September 30, 1998 was primarily due to increased component cost and overhead expenses.

         Contract revenues for the three-month period ended September 30, 1998 were $19,085, reflecting an increase of $1,348 from the contract revenues in the comparable 1997 period. Contract revenues for the nine-month period ended September 30, 1998 were $19,085, reflecting a decrease of $47,239 from the contract revenues in the comparable 1997 period. The decrease for the nine-month period resulted primarily from Symbollon's commitment to undertake without compensation certain activities in 1998 relating to the dermatology product development program with Oclassen Pharmaceuticals, Inc. Once those activities are completed, Symbollon anticipates receiving compensation in the future for any other activities undertaken at Oclassen's request.

         License fees for the three and nine-month periods ended September 30, 1998 were $400,000, reflecting a decrease of $350,000 from the license fees in the comparable 1997 periods. The decreases for the three and nine-month periods resulted primarily from a decrease in license fees from the Company's corporate relationship in the field of dermatology, partially offset by an increase in license fees from the Company's corporate relationship in the field of ophthalmology.

         Research and development expenses for the three and nine-month periods ended September 30, 1998 were $278,512 and $812,407, respectively, reflecting an increase of $132,880 and $383,586, respectively, from the research and development expenses in the comparable 1997 periods. The increases resulted from increased development expenses, including consultants fees and contract manufacturing cost, associated with the Company's proposed formulation for the treatment of fibrocystic breast disease. The Company anticipates that research and development expenses will increase over the remainder of 1998 as the Company initiates Phase II human clinical trials for its drug to treat fibrocystic breast disease.

         General and administrative expenses for the three and nine-month periods ended September 30, 1998 were $96,784 and $362,033, respectively, reflecting a decrease of $67,469 and $41,388, respectively, from the general and administrative expenses in the comparable 1997 periods. The decreases resulted primarily from decreased employee salaries and related costs, and decreased legal fees, insurance costs and other third party fees and services, partially offset by increased investor and public relations expenses. The Company anticipates that general and administrative expenses will remain at current levels for the remainder of 1998.

Liquidity and Capital Resources

         The Company has funded its activities through proceeds from private and public placements of equity and debt securities. Independent research and development activities regarding the Company's technology has been funded through SBIR grants received and administered by Biomedical Development

Corporation ("BDC"). Although ongoing grants will continue until their completion, no further SBIR grants covering the Company's technology will be applied for by BDC, as a result of the Company's May 1997 termination of its agreement with BDC. As of September 30, 1998, the Company had working capital of $2,333,467.

         The Company continues to incur operating losses and has incurred a cumulative loss through September 30, 1998 of $5,440,412. However, the Company believes that it has the necessary liquidity and capital resources, together with anticipated future revenues, to sustain planned operations for the twelve months following September 30, 1998. In the event that the Company's internal estimates relating to its planned revenues or expenditures prove materially inaccurate, the Company may be required to reallocate funds among its planned activities and curtail certain planned expenditures. In any event, the Company anticipates that it will require additional funds after September 30, 1999, and therefore, the Company will seek new financing during the next twelve months.

         During the remainder of 1998, the Company anticipates paying approximately $76,250 as compensation for its current executive officers, and approximately $7,425 for lease payments on its facilities. The Company anticipates that the Phase II clinical trial for its drug to treat fibrocystic breast disease will cost approximately $1,800,000 over the next twelve months. At December 31, 1997, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $4,555,000 expiring through 2011.

         The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Company has identified three major areas determined to be critical for successful Y2K compliance: (1) financial and information system applications and (2) manufacturing applications and (3) third-party relationships. In the financial and information system and manufacturing areas, the Company's core financial and reporting systems are not Y2K compliant and are scheduled for replacement during 1999. The Company believes it will cost approximately $10,000 to replace the core financial and reporting systems that are not Y2K compliant. In the third-party area, the Company is in the process of identifying areas of exposure. The Company has not determined what costs, if any, will be incurred in connection with the third-party area.

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

                                    SYMBOLLON CORPORATION

Date:  November 12, 1998          By: /s/ Paul C. Desjourdy
                                     -----------------------------------
                                     Paul C. Desjourdy, Exec. Vice President/CFO
                                     and authorized signatory

                              SYMBOLLON CORPORATION

                                INDEX TO EXHIBITS

                                                                        Page #

11.1     Statement re: Computation of Earnings per Share................

27.1     Financial Data Schedule........................................