Form 10KSB
period 1998-12-31
SYMBOLLON CORP
filed 1999-03-11
CIK 912086

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10-KSB

(Mark One)
[ x ] ANNUAL  REPORT  UNDER  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1998
                                       OR

[   ]  TRANSITION  REPORT  UNDER  SECTION  13 OR  15(d)  OF THE  SECURITIES
       EXCHANGE  ACT OF 1934 for the  transition  period  from  _____  to ______

Commission file number 0-22872

                              SYMBOLLON CORPORATION
                 (Name of small business issuer in its charter)

           Delaware                                36-3463683
   (State of incorporation)            (I.R.S. employer identification no.)


         37 Loring Drive
    Framingham, Massachusetts                         01702
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number  (508) 620-7676

Securities registered under Section 12(b) of the Exchange Act:

                                      None
                                (Title of class)

Securities registered under Section 12(g) of the Exchange Act:

                 Class A Common Stock, $.001 par value per share
                                (Title of class)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No_

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year (year ended December 31, 1998) were $927,511.

As of March 8, 1999, the aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer was approximately $3,944,981 based upon the closing price of such stock on that date.

As of March 8, 1999, 3,589,331 shares of Class A Common Stock and 15,738 shares of Class B Common Stock of the issuer were outstanding. See "Market for Common Equity and Related Stockholder Matters."

    Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 26, 1999 are incorporated by reference into Part III hereof. With the exception of the portions of such Proxy Statement expressly incorporated into this Annual Report on Form 10-KSB by reference, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-KSB.

Special Note Regarding Forward Looking Statements

In addition to the historical information contained herein, this Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements concerning plans, objections, goals, strategies, prospects, financial needs, future performance and future costs and expenditures. Such statements may be identified or qualified, without limitation, by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance, achievements and results may differ materially from those expressed, projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed in the section "Risk Factors" in this Annual Report on Form 10-KSB. The forward-looking statements contained herein represent the Company's judgment as of the date of this Annual Report on Form 10-KSB, and the Company cautions readers not to place undue reliance on such statements.

                                     PART I

Item 1.  Description of Business

General Background

         Symbollon Corporation (the "Company" or "Symbollon") is engaged in research, development and commercialization of proprietary iodine-based pharmaceutical agents, disinfectants, antiseptics and sanitizers (collectively referred to as "applications"). The Company is a Delaware corporation incorporated in August 1993 and is the successor by merger to a Massachusetts corporation of the same name incorporated in May 1991, which was the successor by merger to an Illinois corporation, which was incorporated in July 1986.

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

         Overall, the Company believes that the major strengths of its patented technologies are the minimization of staining and color associated with iodine, broad spectrum of antimicrobial activity, rapidity of cidal activity, safe residues, no known resistance and no environmental disposal concerns. The primary weaknesses of the Company's technologies are the inconvenience and cost of a multi-part delivery system and the potential for staining and corrosivity.

Initial Product

         During 1994, the Company co-developed a bovine teat sanitizer, marketed as "IodoZyme(R)", with West Agro, Inc. of Kansas City, MO ("West Agro"), a subsidiary of the Tetra Laval Group and a leading manufacturer and distributor of iodophor-based products for dairy use. In January 1995, the Company and West Agro signed a marketing and supply agreement covering IodoZyme, and the Company began shipping IodoZyme to West Agro in early 1995. Pursuant to this agreement, West Agro was granted the exclusive worldwide right to market, distribute, promote and sell IodoZyme. Under the agreement, the Company manufactures and supplies West Agro with IodoZyme in finished product form.

         Total product sales from IodoZyme for 1997 and 1998 were $376,660 and $423,441, respectively. In 1997, substantially all sales were in the United States. In 1998, foreign sales in the United Kingdom and New Zealand accounted for $97,506, or 23%, of the total sales for the year. West Agro, through its foreign affiliates, is in the process of registering IodoZyme in certain other foreign markets, for which clearances must be received prior to sales in those foreign markets.

         The Company's invoice terms are net 30 days. The Company had $33,985 of firm orders for future delivery of IodoZyme at December 31, 1998, as compared to no orders for future delivery at December 31, 1997.

Research and Product Development

         During 1998 the Company concentrated its product development work on proposed product applications for a treatment for fibrocystic breast disease and the treatment of various dermatological and ophthalmic diseases.

         The Company spent approximately $562,000 and $1,245,000 on research and development during the years ended December 31, 1997 and 1998, respectively. Since inception, the Company has spent approximately $5,282,000 on research and development. Under certain collaborative relationships, the Company has received payments which are reflected in the Company's financial statements as contract and license fee revenues.

         Given the Company's limited financial resources, the uncertainty of the development effort and the necessity for regulatory approval, there can be no assurance of ultimate success with respect to any product development program or that resulting products, if any, will be commercially successful. Additionally, the Company's limited resources will require substantial support for new business initiatives from corporate partners who would ultimately introduce the products into the marketplace.

         The  Company's  current  strategic   corporate  partners  and  material
developments in the Company's ongoing programs during fiscal 1998 are described below.

         Fibrocystic Breast Disease

         Fibrocystic breast disease is a benign breast condition affecting approximately thirty percent of the women of childbearing age, which represents in the United States about 24 million women. However, estimates indicate that only 3.3 million of those women have been formally diagnosed with the disease. Believed to be caused by a hormonal imbalance, fibrocystic breast disease is characterized by breast pain, lumpiness or tenderness. Publications covering previous independent third party testing utilizing iodine to treat collectively over 1,500 women with fibrocystic breast disease have reported 60% or greater clinical improvement in breast disease.

         During 1998, the Company began a multi-center Phase II clinical trial of its proprietary iodine-based oral drug candidate, IoGen(TM), in patients with moderate to severe fibrocystic breast disease. The randomized, double-blind, placebo-controlled study will evaluate the clinical effects and safety of IoGen at three dose levels compared with placebo in a group intended to include 150 patients.

         Patients will receive IoGen or placebo daily for seven months, followed by a two-month observation period. Efficacy will be assessed by evaluating pain, tenderness, swelling, nodularity and breast thickness/density. The Phase II clinical trial is the Company's first human trial for IoGen.

         The Company currently anticipates that the Phase II clinical trial will be completed in late 1999 or early 2000. During 1999, the Company also plans to conduct a Phase I clinical trial of IoGen to determine dose proportionality and bioavailability of the drug. If the results from these clinical trials warrant, the Company plans to seek a corporate relationship with a pharmaceutical company to continue the clinical development and commercialization of IoGen.

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

         In 1997, Oclassen was acquired by Watson Pharmaceutical, Inc. ("Watson"). In August 1997, the Company amended its Collaboration and License Agreement with Oclassen primarily to account for delays incurred in the development program. The original agreement had anticipated that an Investigational New Drug ("IND") application covering use of the Company's chemistry in dermatology would have been filed by August 1997; however, the development process had not advanced sufficiently to warrant such filing. Among other changes, the amendment eliminated the time based payment requirement for the next two milestones, which were to be paid in May 1998 and 1999. Such milestone payments will now be payable only upon the occurrence of certain events. As part of the amended relationship, Symbollon has agreed to become more active in the development program.

         During 1998, the Company undertook to develop a preliminary formula and analytical methods necessary to validate formulation stability, without remuneration for its time. To date, the parties have not advanced the program beyond the Company's preliminary efforts. As part of the amended relationship, if Oclassen has not submitted an IND application for the Company's technology by September 30, 1999, then the Company has a right to terminate the relationship, subject to certain rights to remedy the default.

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

         During 1998, the parties have been working to develop a suitable formulation to initiate preclinical testing and clinical trials. In 1999, Symbollon anticipates that the development effort under the agreement will continue with the goal of filing in 1999 an IND application to initiate clinical trials in humans.

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

Small Business Innovation Research

         In 1989, the Company entered into an agreement with Biomedical Development Corporation located in San Antonio, Texas ("BDC") to cooperate in applying for and performing under Small Business Innovation Research ("SBIR") grants based on the Company's technology. In May 1997, the Company terminated its agreement with BDC. To the Company's knowledge, all SBIR grants covering use of the Company's technology covered by the agreement have been effectively terminated.

Manufacturing and Supplies

         The development and manufacture of the Company's products are subject to good laboratory practices ("GLP") and current good manufacturing practices ("cGMP") requirements prescribed by the United States Food and Drug Administration (the "FDA") and to other standards prescribed by the appropriate regulatory agency in the country of use. The Company currently produces IodoZyme through a combination of internal manufacturing activities and external subcontractors. See "Management's Discussion and Analysis or Plan of Operation." The Company currently has limited in-house manufacturing capacity, and if the Company continues to perform manufacturing activities related to IodoZyme in-house, additional manufacturing space and equipment may be necessary if product volumes increase.
See "Description of Property."

         The Company does not presently have FDA certified facilities capable of producing quantities of human pharmaceutical products required for clinical trials or commercial production. The Company will need to rely on collaborators, licensees or contract manufacturers to produce such materials. There can be no assurance that the Company will be able to obtain an adequate supply of its product from a third party manufacturer, or that if such a supply can be obtained, that it will comply with GLP and cGMP, as applicable.

         The Company believes that there are adequate sources of the raw materials required for commercial production and testing purposes. Pursuant to its agreement with West Agro, all sodium iodide used by the Company in the manufacture of the bovine teat sanitizer is to be purchased from West Agro at a price not to exceed the price which West Agro charges its largest customers. The Company has been and expects to continue to be able to obtain all materials needed for these purposes without any significant interruption or sudden price increase, although there can be no assurance thereof.

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

Government Regulation

         The Company's research and development activities and the production and marketing of the Company's current and proposed products are subject to regulation by numerous governmental authorities in the United States and comparable state agencies. Foreign governments also regulate the development, production and marketing of products in their countries. The development, manufacturing and marketing of human pharmaceuticals are subject to regulation in the United States for safety and efficacy by the FDA in accordance with the Federal Food, Drug and Cosmetic Act. There can be no assurances that regulatory approvals or clearances will be obtained for any applications of the Company's technology once developed, that if granted they will not be withdrawn or that other regulatory action might not have an adverse impact on the ability to market the Company's proposed products.

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

         The steps required before new products for use in humans may be marketed in the United States include (i) preclinical trials, (ii) submission to the FDA of an IND application, which must be approved before human clinical trials commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) submission of a New Drug Application ("NDA") for a new drug to the FDA and (v) FDA approval of the NDA prior to any commercial sale or shipment of the product.

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

         Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase I, the investigational new drug usually is administered to healthy human subjects and is tested for safety, dosage, tolerance, absorption, distribution, metabolism, excretion and pharmacokinetics. Phase II involves studies in a limited patient population to
(i) determine the efficacy of the investigational new drug for specific indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. When an investigational new drug is found to be effective and to have an acceptable safety profile in Phase II evaluation, Phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of the Company's proposed products subject to such testing. Furthermore, the Company or the FDA may suspend clinical trials at any time if the participants are being exposed to an unacceptable health risk. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-marketing testing and surveillance to monitor the safety of the Company's proposed products.

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

         IodoZyme, the bovine teat dip manufactured by the Company, is subject to regulation by the FDA as an animal drug. Although a lengthy new animal drug application ("NADA") approval process is generally required prior to marketing an animal drug, under regulatory discretion afforded by the FDA, the agency does not currently require manufacturers of bovine teat sanitizers to undergo this process. The only current FDA requirements applicable to teat treatment manufacturers are compliance with the FDA's labeling, establishment registration, drug listing, and manufacturing requirements. The Company believes that it and its subcontractors are in compliance with the current FDA requirements applicable to teat treatment manufacturers. However, in February 1993, the FDA issued draft guidelines setting forth the types of data necessary to demonstrate that a teat treatment is safe for the cow, effective and fulfills human food safety, manufacturing and environmental requirements. Testing of IodoZyme was not conducted in accordance with such guidelines. Future required compliance with these guidelines or other FDA requirements which may be adopted, the probability or scope of which cannot currently be ascertained by the Company, would have a significant adverse effect on the marketing of IodoZyme and, consequently, on the Company's results of operations.

Patents and Proprietary Rights

         The Company considers patent protection of its iodine technology to be critical to its business prospects. The Company currently holds twelve patents and four additional patent applications filed in the United States relating to its technology. In addition, the Company holds patents and has filed a number of patent applications relating to its technology in foreign countries.

                        Listing of United States Patents

 Patent
 Number              Title                                      Issue Date
 ------              -----                                      ----------
4,476,108     "Bactericidal Method"                           October 9, 1984

4,937,072     "In Situ Sporicidal Disinfectant"               June 26, 1990

4,996,146     "Rapid Sterilization Enzymatic Process          February 26, 1991
              with Persistence"

5,055,287     "Methods to Control Color During Disinfecting   October 8, 1991
              Peroxidase Reactions"

5,227,161     "Method to Clean and Disinfect Pathogens on     July 13, 1993
              the Epidermis by Applying a Composition
              Containing Peroxidase, Iodide
              Compound and Surfactant"

5,370,815     "Viscous Epidermal Cleaner and Disinfectant"    December 6, 1994

5,419,902     "Method for Inactivating Pathogens"             May 30, 1995

5,629,024     "Method of Forming an Iodine Based Germicide    May 13, 1997
              Composition"

5,639,481     "Method for the Therapeutic Treatment of a      June 17, 1997
              Mammalian Eye"

5,648,075     "Iodine Based Germicidal Composition"           July 15, 1997

5,772,971     "Iodine-Based Microbial Decontamination System" June 30, 1998

5,849,291     "Ophthalmic Non-Irritating Iodine Medicament"   December 15, 1998


         The Company sold to B&L the United States patent issued in 1997 relating to a "Method for the Therapeutic Treatment of a Mammalian Eye." See "Research and Product Development - Ophthalmology Applications." The Company continues to own the foreign rights and any continuations-in-part relating to the invention.

         Much of the know-how of importance to the Company's technology and many of its processes are dependent upon the knowledge, experience and skills, which are not patentable, of key scientific and technical personnel. To protect its rights to and to maintain the confidentiality of trade secrets and proprietary information, the Company requires employees, Scientific Advisory Board members, consultants and collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with the Company. These agreements prohibit the disclosure of confidential information to anyone outside the Company and require disclosure and assignment to the Company of ideas, developments, discoveries and inventions made by such employees, advisors, consultants and collaborators. There can be no assurance, however, that these agreements will not be breached or that the Company's trade secrets or proprietary information will not otherwise become known or developed independently by others. Also, to the extent that consultants or other third parties apply technological information independently developed by them or by others to Company projects, disputes may arise as to the proprietary rights to such information which may not be resolved in favor of the Company. The Company is required to pay royalties to a co-inventor on certain patents relating to the Company's technology based on revenues received by the Company from sales of products falling within the scope of such patents.

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

         The bovine teat sanitizer market is currently dominated by iodophor products, which generally compete on the basis of price and the ratio of microbial killing power to total iodine. The Company believes that IodoZyme competes on the basis of its superior convenience and high ratio of killing power to total iodine. Additionally, IodoZyme, manufactured by the Company and sold by West Agro, competes directly with products currently being manufactured and sold by West Agro.

Employees

         As of December 31, 1998, the Company had five employees, all of whom are full-time. The Company has relationships with and from time to time engages the services of university professors and other qualified consultants to assist it in technological research and development. No employee of the Company is currently represented by a labor union. Management considers its employee relations to be good. The Company believes that the future success of the Company is dependent to a significant degree on its being able to continue to attract and retain skilled personnel.

Executive Officers

         The Company's executive officers are:

                  Name              Age       Position with the Company
                  ----              ---       -------------------------
         Jack H. Kessler, Ph.D.     48        Executive Vice-President, Chief
                                              Scientific Officer, Secretary and
                                              Chairman of the Board of Directors

         Paul C. Desjourdy          37        Executive Vice-President,
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

         Paul C. Desjourdy has served as Executive Vice President and Chief Financial Officer since July 1996, as Vice-President Finance and Administration and Chief Financial Officer of the Company from September 1993 to June 1996, as Treasurer from May 1994 to present, and as a director since August 1996. From September 1989 to September 1993, Mr. Desjourdy, a certified public accountant, was an attorney at the law firm of Choate Hall & Stewart.

         Officers are elected annually and serve at the discretion of the Board of Directors.

Risk Factors

         The following risks and uncertainties, among other factors, could cause the Company's performance, achievements and results to differ materially from those expressed or suggested in the Company's forward-looking statements in this Report or presented elsewhere by management from time to time.

         Development Stage Company; Early Stage of Product Development; No Assurance of Successful Commercialization. The Company is in the development stage and has not conducted any significant operations to date or received any revenues from product sales, except for revenues from the sale of the Company's bovine teat sanitizer, marketed under the name IodoZyme, which the Company began shipping in early 1995. Other than IoGen, which is in Phase II clinical trials, the Company's other research and development programs are at an early stage, and the Company does not expect that IoGen, or any other products resulting from its research and development efforts, or from the joint efforts of the Company and its collaborative partners, will be commercially available for a significant number of years, if at all. The Company does not expect to complete the IoGen Phase II clinical trial until late 1999 or early 2000. See "Research and Product

Development - Fibrocystic Breast Disease." The Company's other active drug development efforts in dermatology and ophthalmology are in preclinical formulation development. Any drug candidates developed by the Company will require significant additional research and development efforts, including extensive preclinical (animal and in vitro data) and clinical testing and regulatory approval, prior to commercial sale. There can be no assurance that the Company's approach to formulation development, acting independently or with the efforts of any collaborative partner of the Company, will be effective or will result in the development of any product. The Company's drug candidates will be subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies. These risks include the possibilities that any or all of the Company's drug candidates will be found to be unsafe, ineffective or toxic or otherwise fail to meet applicable regulatory standards or receive necessary regulatory clearances; that these drug
candidates,   if  safe  and  effective,   will  be  difficult  to  develop  into
commercially viable products or to manufacture on a large scale or will be uneconomical to market; that proprietary rights of third parties will preclude the Company from marketing such products; or that third parties will market superior or equivalent products. The failure to develop safe, commercially viable products would have a material adverse effect on the Company's business, operating results and financial condition.

         Dependence on Collaborative Partners and Others. A key element of the Company's strategy is to fund the capital requirements of certain of its product development programs by entering into collaborative agreements with major pharmaceutical companies. The Company is a party to collaborative agreements with Oclassen and B&L (collectively, the "Collaborative Agreements"). Under the Collaborative Agreements, each of Oclassen and B&L is responsible for (i) conducting preclinical and clinical trials and obtaining required regulatory approvals of drug candidates, and (ii) manufacturing and commercializing any resulting products. As a result, the Company's receipt of revenues (whether in the form of research funding, product development milestones or royalties on sales) under the Collaborative Agreements is dependent upon the decisions made by, and the manufacturing and marketing resources of, its collaborative partners. The Company's collaborative partners are not obligated to develop or commercialize any drug candidates resulting from the Collaborative Agreements. The amount and timing of resources dedicated by the Company's collaborative partners to their respective collaborations with the Company is not within the Company's control. Moreover, certain drug candidates developed utilizing the Company's technology may be viewed by the Company's collaborative partners as competitive with their own drugs or drug candidates. Accordingly, there can be no assurance that the Company's collaborative partners will elect to proceed with the development of drug candidates, which the Company believes to be promising, or that they will not pursue their existing or alternative technologies in preference to such drug candidates. There can be no assurance that the interests of the Company will continue to coincide with those of its collaborative partners, that some of the Company's collaborative partners will not develop independently, or with third parties, products that could compete with products of the types contemplated by the Collaborative Agreements, or that disagreements over rights or technology or other proprietary interests will not occur.

         If any of the Company's collaborative partners breaches or terminates its agreement with the Company, or otherwise fails to conduct its collaborative activities in a timely manner, the development or commercialization of any drug candidate or research program under these Collaborative Agreements may be delayed, the Company may be required to undertake unforeseen additional responsibilities or to devote unforeseen additional resources to such development or commercialization, or such development or commercialization could be terminated. Any such event could materially adversely affect the Company's financial condition, intellectual property position and operations. In addition, there have been a significant number of recent consolidations among pharmaceutical companies. Such consolidations among the companies with which the Company is collaborating could result in the diminution or termination of, or delays in, the development or commercialization of drug candidates or research programs under one or more of the Collaborative Agreements.

         In 1997, Watson acquired Oclassen. The original agreement with Oclassen had anticipated that an IND application covering use of the Company's chemistry in dermatology would have been filed by August 1997; however, the development process had not advanced sufficiently to warrant such filing. In 1998, the Company undertook to provide Oclassen, without remuneration, a preliminary formula and analytical methods necessary to validate formulation stability. Despite the Company's development efforts during 1998, the development program with Oclassen still has not advanced sufficiently to warrant an IND application filing. The Company is not certain whether the relationship with Oclassen will proceed beyond its current stage. See "Research and Product Development Dermatology Applications."

         Additional Financing Requirements; Uncertainty of Available Funding. The Company will require substantial additional funds for its product development programs, for operating expenses, for pursuing regulatory clearances, and for prosecuting and defending its intellectual property rights before it can expect to realize significant revenues from commercial sales. The Company intends to seek such additional funding through public or private financing or collaborative or other arrangements with corporate partners. If additional funds are raised by issuing equity securities, further dilution to existing stockholders may result and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available from any of these sources or, if available, will be available on acceptable or affordable terms. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research and development programs or to obtain funds by entering into arrangements with collaborative partners or others that require the Company to issue additional equity securities or to relinquish rights to certain technologies or product candidates that the Company would not otherwise issue or relinquish in order to continue independent operations. See "Management's Discussion and Analysis or Plan of Operation."

         History of Losses and Expectation of Future Losses; Uncertainty of Future Profitability. The Company has incurred a cumulative operating loss of $5,714,365 through December 31, 1998. Losses have resulted principally from costs incurred in research and development activities related to the Company's efforts to develop IodoZyme, IoGen and other potential product formulations, and from the associated administrative costs. The Company expects to incur significant additional operating losses over the next several years and expects cumulative losses to increase substantially due to expanded research and development efforts, preclinical and clinical trials. In the next few years, the Company's revenues may be limited to sales of IodoZyme, contract research payments and licensing milestone payments under the Collaborative Agreements and any amounts received under other research or development collaborations that the Company has established or will establish. There can be no assurance, however, that the Company will be able to establish any additional collaborative relationships on terms acceptable to the Company or maintain in effect the current Collaborative Agreements or that IodoZyme sales will continue. The Company's ability to achieve significant revenue or profitability is dependent on its or its collaborative partners' ability to successfully complete the development of product candidates, to develop and obtain patent protection and regulatory approvals for the product candidates and to manufacture and commercialize the resulting products. The Company will not receive revenues or royalties from commercial sales for a significant number of years, if at all. Failure to receive significant revenues or achieve profitable operations would impair the Company's ability to sustain operations. There can be no assurance that the Company will ever successfully develop, commercialize, patent, manufacture and market any products, obtain required regulatory approvals or achieve profitability. See "Management's Discussion and Analysis or Plan of Operation."

         Uncertainty of Patents and Proprietary Rights. The Company's success will depend in part on its ability to obtain U.S. and foreign patent protection for its product candidates and processes, preserve its trade secrets and operate without infringing the proprietary rights of third parties. Because of the length of time and expense associated with bringing new drug candidates through the development and regulatory approval process to the marketplace, the pharmaceutical industry has traditionally placed considerable importance on obtaining patent and trade secret protection for significant new technologies, products and processes. There can be no assurance that any additional patents will issue from any of the patent applications owned by, or licensed to, the Company. Further, there can be no assurance that any rights the Company may have under issued patents will provide the Company with significant protection against competitive products or otherwise be commercially viable. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under such patents are still developing. There is no consistent policy regarding the breadth of claims allowed in biotechnology patents. The patent position of a biotechnology firm is highly uncertain and involves complex legal and factual questions. There can be no assurance that any existing or future patents issued to, or licensed by, the Company will not subsequently be challenged, infringed upon, invalidated or circumvented by others. In addition, patents may have been granted, or may be granted, to others covering products or processes that are necessary or useful to the development of the Company's product candidates. If the Company's product candidates or processes are found to infringe upon the patents, or otherwise impermissibly utilize the intellectual property, of others, the Company's development, manufacture and sale of such product candidates could be severely restricted or prohibited. In such event, the Company may be required to obtain licenses from third parties to utilize the patents or proprietary rights of others. There can be no assurance that the Company will be able to obtain such licenses on acceptable terms, or at all. There has been significant litigation in the industry regarding patents and other proprietary rights. If the Company becomes involved in litigation regarding its intellectual property rights or the intellectual property rights of others, the potential cost of such litigation and the potential damages that the Company could be required to pay could be substantial.

         In addition to patent protection, the Company relies on trade secrets, proprietary know-how and technological advances which it seeks to protect, in part, by confidentiality agreements with its collaborative partners, employees and consultants. There can be no assurance that these confidentiality agreements will not be breached, that the Company would have adequate remedies for any such breach, or that the Company's trade secrets, proprietary know-how and technological advances will not otherwise become known or be independently discovered by others.

         Uncertainty Associated with Preclinical and Clinical Testing. Before obtaining regulatory approvals for the commercial sale of any of the Company's potential products, the drug candidates will be subject to extensive preclinical and clinical trials to demonstrate their safety and efficacy in humans. The Company is dependent on its collaborative partners to conduct clinical trials for the drug candidates resulting from the Collaborative Agreements and may become dependent on other third parties to conduct future clinical trials of its internally developed drug candidates. The Company has no experience in conducting preclinical or clinical trials, and preclinical or clinical trials have been commenced with respect to only one of the Company's drug candidates. Furthermore, there can be no assurance that preclinical or clinical trials of any drug candidates will demonstrate the safety and efficacy of such drug candidates at all or to the extent necessary to obtain regulatory approvals. Companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a drug candidate under development could delay or prevent regulatory approval of the drug candidate and would have a material adverse effect on the Company's business, operating results and financial condition.

         No Assurance of Market Acceptance. There can be no assurance that any drugs successfully developed by the Company, independently or with its collaborative partners, if approved for marketing, will achieve market acceptance. The dermatology and ophthalmology products which the Company is attempting to develop will, if completed, compete with a number of well-established products manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any products developed by the Company will depend on a number of factors, including the establishment and demonstration of the clinical efficacy and safety of the Company's drug candidates, their potential advantage over existing therapies and reimbursement policies of government and third-party payers. There is no assurance that physicians, patients or the medical community in general will accept and utilize any products that may be developed by the Company independently or with its collaborative partners.

         Intense Competition. The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Competitors of the Company in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Many of these competitors employ greater financial and other resources, including larger research and development staffs and more effective marketing and manufacturing organizations, than the Company or its collaborative partners. Acquisitions of competing companies and potential competitors by large pharmaceutical companies or others could enhance financial, marketing and other resources available to such competitors. As a result of academic and government institutions becoming increasingly aware of the commercial value of their research findings, such institutions are more likely to enter into exclusive licensing agreements with commercial enterprises, including competitors of the Company, to market commercial products. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective or less costly than any which are being developed by the Company or which would render the Company's technology and future products obsolete and noncompetitive.

         In addition, some of the Company's competitors have greater experience than the Company in conducting clinical trials and obtaining FDA and other regulatory approvals. Accordingly, the Company's competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates more rapidly than the Company. Companies that complete clinical trails, obtain required regulatory agency approvals and commence commercial sale of their products before their competitors may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights that would delay the Company's ability to market certain products. The Company is aware of one company, Mimetix Inc., that has conducted human clinical trials in the United States and Canada utilizing an iodine-based compound for the treatment of fibrocystic breast disease. If Mimetix receives marketing approval for its drug compound prior to Symbollon, it could adversely affect the Company's ability to receive marketing approval, or if approved, the Company's ability to sell its product. There can be no assurance that products resulting from the Company's research and development efforts, or from the joint efforts of the Company and its collaborative partners, will be able to compete successfully with competitors' existing products or products under development or that they will obtain regulatory approval in the United States or elsewhere.

         Impact of Extensive Government Regulation. The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of pharmaceutical products through lengthy and detailed preclinical, laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures to establish their safety and efficacy. All of the Company's product candidates will require governmental approvals for commercialization, none of which have been obtained. Preclinical and clinical trials and manufacturing of the Company's drug candidates will be subject to the rigorous testing and approval processes of the FDA and corresponding foreign regulatory authorities. Satisfaction of these requirements typically take a significant number of years and can vary substantially based upon the type, complexity and novelty of the product. There can be no assurance as to when Symbollon, independently or with its collaborative partners, might first submit an IND application for FDA or other regulatory review. Government regulation also affects the manufacturing and marketing of pharmaceutical products.

         The effect of government regulation may be to delay marketing of the Company's potential products for a considerable or indefinite period of time, impose costly procedural requirements upon the Company's activities and furnish a competitive advantage to larger companies or companies more experienced in regulatory affairs. Delays in obtaining governmental regulatory approval could adversely affect the Company's marketing as well as the Company's ability to generate significant revenues from commercial sales. There can be no assurance that FDA or other regulatory approvals for any drug candidates developed by the Company will be granted on a timely basis or at all. Moreover, if regulatory approval of a drug candidate is granted, such approval may impose limitations on the indicated use for which such drug may be marketed. Even if initial regulatory approvals for the Company's drug candidates are obtained, the Company, its products and the manufacturing facilities making such products would be subject to continual review and periodic inspection, and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. The regulatory standards are applied stringently by the FDA and other regulatory authorities and failure to comply can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions and criminal prosecution.

         Teat sanitizers, although considered animal drugs by the FDA, do not currently require clearance by the FDA prior to marketing. The FDA, however, issued draft guidelines in 1993 governing teat dips and no assurance can be made that clearance by the FDA will not be required in the future. Required compliance with these guidelines or other FDA requirements which may be adopted, the probability or scope of which cannot currently be ascertained by the Company, would have a significant adverse effect on the marketing of IodoZyme and, consequently, on the Company's results of operations.

         As with many biotechnology and pharmaceutical companies, the Company is subject to numerous environmental and safety laws and regulations. Any violation of, and the cost of compliance with, these regulations could materially adversely affect the Company's business, operating results and financial condition.

         Dependence on Key Personnel. The Company does not currently have a President or Chief Executive Officer. The Company is highly dependent upon the efforts of its senior management and scientific team, including the services of Dr. Jack H. Kessler, the Executive Vice President, Chief Scientific Officer, Secretary and Chairman of the Board of Directors and principal stockholder of the Company, and Paul C. Desjourdy, the Executive Vice President, Chief Financial Officer, Treasurer and a director of the Company. The loss of either of such individuals or a reduction in the time devoted by such persons to the Company's business could have a material adverse effect on the Company's business. The Company has obtained key-person life insurance coverage in the face amount of $1,000,000 for Dr. Kessler naming the Company as beneficiary under such policy. The loss of the services of one or both of these individuals might impede the achievement of the Company's development objectives. Because of the specialized scientific nature of the Company's business, the Company is highly dependent upon its ability to attract and retain qualified scientific and technical personnel. There is intense competition among major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions for qualified personnel in the areas of the Company's activities. There can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its business. Loss of the services of, or failure to recruit, key scientific and technical personnel could adversely affect the Company's business, operating results and financial condition.

         Lack  of  Marketing  Experience;  Dependence  on  Outside  Parties  for
Marketing and Distribution; Uncertainty of Market Acceptance of Products and Proposed Products. The marketing and distribution of IodoZyme is conducted by West Agro pursuant to an exclusive marketing and supply agreement with the Company which covers IodoZyme as well as other products which may be developed for use in dairy facilities. The Company has granted marketing rights to its collaborative partners with respect to products developed through the Collaborative Agreements, and the Company intends to rely on similar arrangements with others for the marketing and distribution of its products currently under development, including IoGen, if and when successfully developed and approved by applicable regulatory agencies. This results, and will result, in a lack of control by the Company over some or all of the marketing and distribution of such products. Although the Company has entered into development agreements with parties experienced in the marketing of products similar to several of the Company's proposed products, which development agreements contemplate future marketing arrangements, there can be no assurance that the Company will be able to enter into any marketing arrangements for such products, if and when developed, on terms acceptable to the Company or that any marketing efforts undertaken on behalf of the Company will be successful. Although the Company has no present plans to do so, the Company may, in the future, determine to directly market certain of its proposed products. The Company has no marketing experience and significant additional capital expenditures and management resources would be required to develop a direct sales force. In the event the Company elects to engage in direct marketing activities, there can be no assurance that the Company would be able to obtain the requisite funds or attract and retain the human resources necessary to successfully market any of such products.

         The Company's future growth and profitability will depend, in large part, on the success of its personnel and others conducting marketing efforts on behalf of the Company in fostering acceptance among the various markets of the use of the Company's products as an alternative to other available products or otherwise. The Company's success in marketing its products will be substantially dependent on educating its targeted markets as to the distinctive characteristics and perceived benefits of the Company's products. In this regard, West Agro, which acts as exclusive marketer and distributor of IodoZyme, also markets and distributes products which are directly competitive with IodoZyme. There can be no assurance that the Company's efforts or the efforts of others will be successful or that any of the Company's products or proposed products will be favorably accepted in the targeted markets.

         Lack of Manufacturing Experience; Dependence on Outside Parties for Manufacturing. IodoZyme is currently produced through a combination of internal manufacturing activities and external contract manufacturers. The Company has granted manufacturing rights to its collaborative partners with respect to products developed through the Collaborative Agreements, and the Company intends to rely on similar arrangements with others for the manufacturing of its products currently under development, if and when successfully developed and approved by applicable regulatory agencies. The Company's dependence on third parties for manufacturing may adversely affect the Company's ability to develop and deliver products on a timely and competitive basis. The Company may in the future undertake to manufacture some or all of its products and proposed products entirely in-house. If the Company is unable to develop or contract for manufacturing capabilities on acceptable terms, the Company's ability to conduct preclinical and clinical trials with the Company's drug candidates will be adversely affected, resulting in delays in the submission of drug candidates for regulatory approvals and in the initiation of new development programs, which in turn could materially impair Symbollon's competitive position and the possibility of achieving profitability.

         Except for limited experience regarding IodoZyme, the Company has no experience with the manufacture of any of its products or proposed products. In the event the Company continues to perform its current IodoZyme manufacturing activities in-house, additional manufacturing space and equipment may be necessary beyond 1998 as product volume increases. In addition, in the event the Company undertakes to directly manufacture any of its proposed products, the Company will be required to attract and retain experienced personnel to develop a manufacturing capability and to comply with extensive government regulations with respect to its facilities, including among others, the FDA manufacturing requirements. There can be no assurance that the Company will be able to successfully establish appropriate manufacturing operations.

         Reimbursement and Drug Pricing Uncertainty. The successful commercialization of, and the interest of potential collaborative partners to invest in, the development of the Company's drug candidates will depend substantially on reimbursement of the costs of the resulting products and related treatments at acceptable levels from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). There can be no assurance that reimbursement in the United States or elsewhere will be available for any products the Company may develop or, if available, will not be decreased in the future, or that reimbursement amounts will not reduce the demand for, or the price of, the Company's products, thereby adversely affecting the Company's business. If reimbursement is not available or is available only to limited levels, there can be no assurance that the Company will be able to obtain collaborative partners to manufacture and commercialize products, or would be able to obtain a sufficient financial return on its own manufacture and commercialization of any future products.

         Third-party payers are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which can control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government  insurance  programs,  may result in lower prices for  pharmaceutical products. The cost containment measures that health care providers are instituting, including practice protocols and guidelines and clinical pathways, and the effect of any health care reform, could materially adversely affect the Company's ability to sell any of its products if successfully developed and approved. Moreover, the Company is unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on the Company's business.

         Potential Product Liability and Availability of Insurance. The Company's business exposes it to potential liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. The use of the Company's drug candidates in clinical trials may expose the Company to product liability claims and possible adverse publicity. These risks will expand with respect to the Company's drug candidates, if any, that receive regulatory approval for commercial sale. Product liability insurance for the biotechnology industry is generally expensive, if available at all. The Company does have product liability insurance covering its drug candidates in clinical trials which coverage the Company believes to be adequate to cover its current business exposure. However, such coverage is becoming increasingly expensive and there can be no assurance that the Company will be able to retain insurance coverage at acceptable costs or in a sufficient amount, or that a product liability claim would not adversely affect the Company's business, operating results or financial condition.

         Materials Incompatibility. An important aspect of the Company's present and future product candidates is that they must be compatible with the surfaces on which they come in contact. The Company has ceased efforts to develop a microbicide for dental handpieces and renal control units as a result of staining and corrosion caused by required microbicide formulations, and the Company has encountered problems of staining in connection with its efforts to develop a high level disinfectant for flexible endoscopes. The Company continues to investigate the balance between the level of efficacy and the need to avoid staining and corrosion. For any proposed product applications, staining or corrosion from a product candidate could be sufficient to limit or forestall regulatory approval of such product candidate or, if approved, could adversely affect market acceptance of such product. There can be no assurance that the Company will be successful in overcoming any problems of materials incompatibility.

         Charge to Income in the Event of Release of Restrictions on Shares. In connection with the Company's public offering, certain stockholders agreed to restrictions on 700,000 shares of the then 1,250,000 Class B common shares outstanding prior to the offering. To date, 684,262 of the restricted shares converted to Class A common stock. The restricted shares will be transferred to the Company for no consideration if the Company's 1999 earnings (defined as income before income taxes, extraordinary items or any charge related to the release of shares) are less than $15,000,000. If the 1999 earnings are at least $15,000,000, the share restrictions will be released, and, in such case, the Company will incur an expense based on the fair market value of the shares at the time the restrictions lapse, which is a nondeductible expense for tax purposes.

         Possible "Year 2000" Problem. The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Company has identified three major areas determined to be critical for successful Y2K compliance: (1) financial and information system applications, (2) manufacturing applications and (3) third-party relationships. In the financial and information system and manufacturing areas, the Company's core financial and reporting systems are not Y2K compliant and are scheduled for replacement during 1999. The Company believes it will cost approximately $10,000 to replace the core financial and reporting systems that are not Y2K compliant. The Company is requesting assurances from all software vendors from which it has purchased or from which it may purchase software that such software will correctly process all date information at all times. In the third-party area, the Company is in the process of identifying areas of exposure. The Company is querying its suppliers and contractors as to their progress in identifying and addressing problems that their computer systems will face in correctly processing date information as the Year 2000 approaches. The Company has not determined what costs, if any, will be incurred in connection with the third-party area. The failure by the Company or a third party supplier or contractor to correct a material Y2K problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of the Company's customers, suppliers, and other third-party providers, the Company is unable to determine at this time whether the consequences of any Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition.

         Hazardous Materials; Compliance with Environmental and Transportation Regulations. The Company's manufacturing and research and development activities involve the controlled use and shipment of hazardous chemicals and other materials. Although the Company believes that its safety procedures for handling, shipping and disposing of such materials comply with the standards prescribed by federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. There can be no assurance that current or future environmental or transportation laws, rules, regulations or policies will not have a material adverse effect on the Company.

Item 2.  Description of Property

         The Company leases approximately 5,400 square feet of office, research and development and manufacturing space in Framingham, Massachusetts for a current base annual rental of approximately $29,700 increasing $0.25 per square foot each year effective September 1 through August 31, 2002. The lease expires on August 31, 2002 and may be renewed for a five year period at the Company's option on the same terms and conditions except that the rent shall continue to increase $0.25 per square foot each year of the renewal period. The Company believes that this space is suitable and adequate for its current needs; however, because the existing space has limited in-house manufacturing capacity, additional manufacturing space may be necessary if product volumes increase.

Item 3.  Legal Proceedings

         The Company is not a party to any legal proceedings.

 Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a)  Price Range of Securities

         The Company's Class A Common Stock trades on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol: SYMBA. There can be no assurance that the Company will be able maintain the criteria for continued listing on the Nasdaq SmallCap Market. The following sets forth the high and low sales prices for each of the quarterly periods during fiscal 1997 and 1998, as reported by Nasdaq.

                               Fiscal 1997                     Fiscal 1998
                           -------------------            --------------------
                           High          Low              High            Low

         First quarter     2 7/8         1 5/16           1 21/32         15/16
         Second quarter    2 3/16        1 9/16           2               23/32
         Third quarter     2 3/8         1 7/16           1 1/16          1/2
         Fourth quarter    2 1/8         1 5/16           2 1/2           17/32

         There is no established public trading market for the Company's Class B Common Stock.

         The Company's Class A Warrants and Class B Warrants, which had traded on the Nasdaq SmallCap Market, expired on December 7, 1998.

(b)  Approximate Number of Equity Security Holders

         Based upon information supplied from the Company's transfer agent, the Company believes that the number of record holders of the Company's equity securities as of March 8, 1999 are approximately as follows:

         Title of Class                              Number of Record Holders
         --------------                              ------------------------
         Class A Common Stock                                 56
         Class B Common Stock                                  3

         Based upon information supplied from the Company's transfer agent, the Company believes that the number of beneficial holders of the Company's Class A Common Stock as of March 8, 1999 is in excess of 600.

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

         The following discussion contains forward-looking statements which involve risks and uncertainties. See "Special Note Regarding Forward Looking Statements" at the front of this Annual Report on Form 10-KSB.

Results of Operations

         Fiscal 1998 versus Fiscal 1997

         Symbollon's net loss in fiscal 1998 was $892,750, compared to a net income of $511,464 in fiscal 1997. This net loss resulted primarily from decreased license fee revenues from research and development programs with corporate partners and increased research and development expenses, partially offset by decreased general and administration expenses.

         Product revenues from sales of IodoZyme increased by $46,781 or 12.4% from $376,660 in fiscal 1997 to $423,441 in fiscal 1998. The increased sales relate primarily to $97,506 of foreign sales of IodoZyme initiated in 1998, partially offset by decreased domestic sales relating in part to excess inventory reduction. Symbollon anticipates further increases in sales volume for IodoZyme in 1999, related in part to further foreign market penetration.

         Cost of goods sold for IodoZyme increased by $64,433 or 36.1% from $178,531 in fiscal 1997 to $242,964 in fiscal 1998. The gross profit margin on product sales decreased from 52.6% in fiscal 1997 to 42.6% in fiscal 1998. This decrease in the gross profit margin on product sales was primarily due to increased labor and component cost and overhead expenses. The Company anticipates that the gross profit margin in 1999 will remain consistent with 1998.

         Contract revenues increased by $33,381 or 47.2% from $70,689 in fiscal 1997 to $104,070 in fiscal 1998. License fee revenues decreased by $850,000 or 68.0% from $1,250,000 in fiscal 1997 to $400,000 in fiscal 1998. Most of the contract and license fee revenues generated in fiscal 1998 relate to the corporate relationship with B&L. This relationship provided none of the contract revenues and only $250,000 of the license fee revenues in fiscal 1997. The contract revenues and the remaining license fee revenues in fiscal 1997 were generated from the corporate relationship with Oclassen. In 1999, subject to continuation of existing research and development contracts, the Company anticipates receiving $750,000 in license fees (subject to possible partial offset). The level of contract revenues for 1999 is difficult to predict since it depends on the amount of consulting effort expended by the Company at the request of corporate partners.

         Research and development expenses increased by $682,656 or 121.4% from $562,360 in fiscal 1997 to $1,245,016 in fiscal 1998. The increase resulted from increased development expenses related to the Company's drug candidate for the treatment of fibrocystic breast disease, including consulting fees regarding regulatory matters, contract manufacturing cost to produce drug supplies for clinical trials and clinical costs associated with the Company's initiation of a Phase II clinical trial. The Company is anticipating that research and development expenses will further increase in 1999 as the Company continues the development of its drug candidate for the treatment of fibrocystic breast disease, which development effort will include approximately $1.6 million to complete Phase I and Phase II clinical trials.

         General and administrative expenses decreased by $94,599 or 18.1% from $523,578 in fiscal 1997 to $428,979 in fiscal 1998. The decrease resulted primarily from decreased employee salaries and related costs, and decreased legal fees, insurance costs and other third party fees and services, partially offset by increased investor and public relations expenses. The Company anticipates that general and administrative expenses will remain at current levels for 1999.

         The Company's interest income increased by $1,890 or 2.0% from $94,808 in fiscal 1997 to $96,698 in fiscal 1998. The Company's interest expense decreased by $16,224 from $16,224 in fiscal 1997 to none in fiscal 1998. This decrease resulted from the Company's decision not to borrow funds in 1998 under its bank line of credit which expired in March 1998.

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

         During 1998, the Company continued to incur operating losses and has incurred a cumulative loss through December 31, 1998 of $5,714,365. As of December 31, 1998, the Company had working capital of $2,060,121. The Company believes that it has the necessary liquidity and capital resources to sustain planned operations for fiscal 1999. In the event that the Company's internal estimates relating to its planned revenues and expenditures for fiscal 1999 prove inaccurate, the Company may be required to reallocate funds among its planned activities and curtail certain planned expenditures. In any event, the Company anticipates that it will require additional financing after 1999, and therefore, the Company will seek new financing in fiscal 1999. The Company's ability to obtain new financing may, in part, be affected by the Company's ability to continue to meet the criteria for continued listing of its securities on the Nasdaq SmallCap Market. Nasdaq's current SmallCap continued listing criteria require, in part, that the Company maintain net tangible assets (total assets less total liabilities and goodwill) of at least $2,000,000, a minimum bid price of $1.00 per share of common stock and two market makers for its securities. There can be no assurance that in the future the Company will be able to continue to meet the criteria for continued listing of its securities on Nasdaq.

         During 1999, the Company is committed to pay approximately $305,000 as compensation to its current executive officers and approximately $30,000 for lease payments on its facilities. The Company anticipates that the Phase I and Phase II clinical trial for its drug candidate to treat fibrocystic breast disease will cost approximately $1,600,000 during 1999. The Company has no planned material capital expenditures for fiscal 1999. At December 31, 1998, the Company had a net operating loss carryforward for federal income tax purposes of approximately $5,452,000 expiring through 2018.

         The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Company has identified three major areas determined to be critical for successful Y2K compliance: (1) financial and information system applications, (2) manufacturing applications and (3) third-party relationships. In the financial and information system and manufacturing areas, the Company's core financial and reporting systems are not Y2K compliant and are scheduled for replacement during 1999. The Company believes it will cost approximately $10,000 to replace the core financial and reporting systems that are not Y2K compliant. The Company is requesting assurances from all software vendors from which it has purchased or from which it may purchase software that such software will correctly process all date information at all times. In the third-party area, the Company is in the process of identifying areas of exposure. The Company is querying its suppliers and contractors as to their progress in identifying and addressing problems that their computer systems will face in correctly processing date information as the Year 2000 approaches. The Company has not determined what costs, if any, will be incurred in connection with the third-party area. The failure by the Company or a third party supplier or contractor to correct a material Y2K problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of the Company's customers, suppliers, and other third-party providers, the Company is unable to determine at this time whether the consequences of any Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition.

Item 7.  Financial Statements





Independent Auditors' Report


The Board of Directors and Stockholders
Symbollon Corporation
Framingham, Massachusetts


We have audited the accompanying balance sheet of Symbollon Corporation (a development stage company) as of December 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the year then ended and for the period from July 15, 1986 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Symbollon Corporation (a development stage company) at December 31, 1998, and the results of its operations and its cash flows for the year then ended and for the period from July 15, 1986 (inception) to December 31, 1998 in conformity with generally accepted accounting principles.



BDO Seidman, LLP

Boston, Massachusetts
January 22, 1999

Independent Auditors' Report


The Board of Directors and Stockholders
Symbollon Corporation
Framingham, Massachusetts


We have audited the accompanying balance sheet of Symbollon Corporation (a development stage company) as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Symbollon Corporation at December 31, 1997, and the results of its operations and its cash flows for year then ended in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
January 22, 1998

                                                           Symbollon Corporation
                                                   (a development stage company)

                                                                  Balance Sheets




December 31,                                     1998                  1997
--------------------------------------------------------------------------------

Assets

Current assets:
 Cash and cash equivalents                    $  1,514,115          $ 2,527,865
 Restricted cash (Note 3)                          297,554                    -
 Accounts receivable (Note 12)                     207,172               24,972
 Inventory (Note 4)                                 69,382               73,629
 Prepaid expenses                                   83,104               75,156
--------------------------------------------------------------------------------




       Total current assets                      2,171,327            2,701,622




Equipment and leasehold improvements, net of
 accumulated depreciation and amortization
 (Note 5)                                          125,572              146,868




Other assets:
 Patent and trademark costs, net of accumulated
  amortization (Note 6)                            205,226              153,157
 Deposit                                             2,364                2,364
--------------------------------------------------------------------------------



                                              $  2,504,489          $ 3,004,011
--------------------------------------------------------------------------------

                                                                    (continued)


                                                           Symbollon Corporation
                                                   (a development stage company)

                                                                  Balance Sheets
                                                                     (Continued)


December 31,                                      1998                 1997
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
 Acounts payable                              $     87,654         $      5,879
 Accrued professional fees                           4,403               21,867
 Accrued finder's fee (Note 11)                          -               20,000
 Other                                              19,149               22,857
--------------------------------------------------------------------------------

       Total current liabilities                   111,206               70,603
--------------------------------------------------------------------------------

Redeemable common stock, Class A, par value
 $.001 per share, 669,545 and 266,667 shares
 issued, respectively, (aggregate involuntary
 liquidation value $850,000 at
 December 31, 1998) (Note 7)                       850,000              500,000
--------------------------------------------------------------------------------

Commitments (Notes 8 and 11)

Stockholders' equity (Notes 7 and 8):
 Preferred stock, par value $.001 per share,
  5,000,000 shares authorized                            -                    -
 Common stock, Class A, par value $.001
  per share, 18,750,000 shares authorized,
  2,919,786 and 2,916,286 shares issued and
  outstanding, respectively                          2,920                2,916
 Convertible common stock, Class B,
  par value $.001 per share, 1,250,000
  shares authorized, 15,738 shares issued
  and outstanding                                       16                   16
 Additional paid-in capital                      7,254,712            7,252,091
 Deficit accumulated during the
  development stage                             (5,714,365)          (4,821,615)
--------------------------------------------------------------------------------

       Total stockholders' equity                1,543,283            2,433,408
--------------------------------------------------------------------------------

                                             $   2,504,489         $  3,004,011
--------------------------------------------------------------------------------

                                See accompanying notes to financial statements.


                                                           Symbollon Corporation
                                                   (a development stage company)


                                                        Statements of Operations


                                                                                            For the
                                                                                          Period from
                                                         Year Ended                      July 15, 1986
                                                        December 31,                    (Inception) to
                                                 --------------------------               December 31,
                                                 1998                  1997                   1998
-------------------------------------------------------------------------------------------------------

Revenue (Note 12):
 Net product sales                          $   423,441            $  376,660            $   1,040,988
 Contract revenue                               104,070                70,689                  644,750
 License fee revenue                            400,000             1,250,000                2,190,000
-------------------------------------------------------------------------------------------------------

     Total revenue                              927,511             1,697,349                3,875,738
-------------------------------------------------------------------------------------------------------

Operating expenses:
 Cost of goods sold                             242,964               178,531                  595,201
 Research and development costs               1,245,016               562,360                5,281,714
 General and administrative expenses            428,979               523,578                3,935,266
-------------------------------------------------------------------------------------------------------

     Total operating expenses                 1,916,959             1,264,469                9,812,181
-------------------------------------------------------------------------------------------------------

Income (loss) from operations                  (989,448)              432,880               (5,936,443)

Interest income                                  96,698                94,808                  578,338

Interest expense and debt issuance costs              -               (16,224)                (356,260)
-------------------------------------------------------------------------------------------------------

Net income (loss)                           $  (892,750)           $  511,464              $(5,714,365)
-------------------------------------------------------------------------------------------------------

Basic net income (loss) per share of
 common stock (Note 9)                      $      (.33)           $      .24
-------------------------------------------------------------------------------------------------------

Diluted net income (loss) per share of
 common stock (Note 9)                      $      (.33)           $      .22
-------------------------------------------------------------------------------------------------------
                                                       See accompanying notes to financial statements.

                                                           Symbollon Corporation
                                                   (a development stage company)


                                              Statements of Stockholders' Equity



------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Deficit
                                       Preferred Stock       Common Stock, $.001 Par Value                   Accumulated
                                       $.001 Par Value        Class A             Class B      Additional    During the
                                       ---------------    ----------------    ---------------    Paid-in     Development
                                       Shares   Amount    Shares    Amount    Shares   Amount    Capital       Stage         Total
------------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 1992, consisting
 of net losses from July 15, 1986
 (inception) through December 31, 1991     -  $   -           -  $     -           -   $     -  $        -  $  (143,451) $ (143,451)
Merger and recapitalization, May 1991:
 Issuance of new shares of Symbollon
 Corporation                               -      -           -        -     831,316       831       9,169            -      10,000
Contribution of shares to the Company,
 September                                 -      -           -        -     (41,565)      (42)         42            -           0
Issuances of shares                        -      -           -        -     425,251       426     299,574            -     300,000
Net loss for the year                      -      -           -        -           -         -           -     (207,457)   (207,457)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1992                 -      -           -        -   1,215,002     1,215     308,785     (350,908)    (40,908)
Issuance of shares, June                   -      -           -        -      34,998        35     104,965            -     105,000
Capital contribution as of July            -      -           -        -           -         -     100,000            -     100,000
Warrants issued with bridge financing      -      -           -        -           -         -      25,000            -      25,000
Public offering, December:
   Issuance of shares                      -      -   1,000,000    1,000           -        -    5,999,000            -   6,000,000
   Costs of offering                       -      -           -        -           -        -   (1,244,133)           -  (1,244,133)
   Sale of unit purchase option            -      -           -        -           -        -          100            -         100
Net loss for the year                      -      -           -        -           -        -            -   (1,186,132) (1,186,132)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1993                 -      -   1,000,000    1,000   1,250,000    1,250    5,293,717   (1,537,040)  3,758,927
Issuance of over-allotment units
 of public offering                        -      -     150,000      150           -        -      899,850            -     900,000
Additional public offering costs           -      -           -        -           -        -      (99,369)           -     (99,369)
Net loss for the year                      -      -           -        -           -        -            -   (1,516,913) (1,516,913)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                 -      -   1,150,000    1,150   1,250,000    1,250    6,094,198   (3,053,953)  3,042,645
Warrant conversion, July - August          -      -      77,920       78           -        -      629,126            -     629,204
Conversion of Class B to Class A           -      -      35,287       35     (35,287)     (35)           -            -           -
Stock purchase plan sales                  -      -       2,216        2           -        -        9,415            -       9,417
Net loss for the year                      -      -           -        -           -        -            -   (1,373,711) (1,373,711)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                 -      -   1,265,423    1,265   1,214,713    1,215    6,732,739   (4,427,664)  2,307,555

                                                                                                                        (continued)


                                                           Symbollon Corporation
                                                   (a development stage company)

                                              Statements of Stockholders' Equity
                                                                     (Continued)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Deficit
                                       Preferred Stock       Common Stock, $.001 Par Value                   Accumulated
                                       $.001 Par Value        Class A             Class B      Additional    During the
                                       ---------------    ----------------    ---------------    Paid-in     Development
                                       Shares   Amount    Shares    Amount    Shares   Amount    Capital       Stage         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                 -      -   1,265,423    1,265   1,214,713    1,215    6,732,739   (4,427,664)  2,307,555
Issuance of preferred stock, August  444,444    444           -        -           -        -      499,555            -     499,999
Conversion of Class B to Class A           -      -      18,438       19     (18,438)     (19)           -            -           -
Stock purchase plan sales                  -      -       4,392        4           -        -        7,943            -       7,947
Reduction of warrant conversion costs      -      -           -        -           -        -       33,116            -      33,116
Net loss for the year                      -      -           -        -           -        -            -     (905,415)   (905,415)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996           444,444    444   1,288,253    1,288   1,196,275    1,196    7,273,353   (5,333,079)  1,943,202
Conversion of preferred stock, May  (444,444)  (444)    444,444      444           -        -            -            -           -
Conversion of Class B to Class A           -      -   1,180,537    1,180  (1,180,537)  (1,180)           -            -           -
Stock purchase plan sales                  -      -       3,052        4           -        -        3,738            -       3,742
Issuance costs of redeemable
  common stock, August                     -      -           -        -           -        -      (25,000)           -     (25,000)
Net income for the year                    -      -           -        -           -        -            -      511,464     511,464
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                 -      -   2,916,286    2,916      15,738       16    7,252,091   (4,821,615)  2,433,408
Stock purchase plan sales                  -      -       3,500        4           -        -        2,621            -       2,625
Net loss for the year                      -      -           -        -           -        -            -     (892,750)   (892,750)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                 -  $   -   2,919,786  $ 2,920      15,738  $    16  $ 7,254,712  $(5,714,365) $1,543,283
------------------------------------------------------------------------------------------------------------------------------------

                                                                                   See accompanying notes to financial statements.


                                                           Symbollon Corporation
                                                   (a development stage company)


                                                        Statements of Cash Flows


                                                                                                          For the
                                                                                                        Period from
                                                                               Year Ended              July 15, 1986
                                                                               December 31,            (Inception) to
                                                                  ------------------------------        December 31,
                                                                         1998               1997           1998
------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income (loss)                                              $  (892,750)        $  511,464           $(5,714,365)
   Adjustments to reconcile net income (loss) to net cash
   provided by ( used in) operating activities:
     Depreciation and amortization                                     49,177             59,677               428,379
     Amortization of debt issuance costs                                    -                  -               130,000
     Accrued rent                                                           -            (14,000)                    -
     Loss on disposition of equipment and patents                      12,268              7,274                19,542
     Changes in:
       Restricted cash                                               (297,554)                 -              (297,554)
       Accounts receivable                                           (182,200)            25,434              (207,172)
       Inventory                                                        4,247            (55,811)              (69,382)
       Prepaid expenses                                                (7,948)             7,283               (83,104)
       Deferred revenue                                                     -            (17,596)                    -
       Accounts payable and other current liabilities                  40,603            (68,921)              168,381
------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) operating activities       (1,274,157)           454,804            (5,625,275)
------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchase of equipment and leasehold improvements                   (24,173)           (85,333)             (364,826)
   Patent and trademark cost additions                                (68,045)           (41,383)             (425,193)
   Proceeds from sale of equipment                                          -             11,300                11,300
   Deposit                                                                  -              2,636                (2,364)
------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                        (92,218)          (112,780)             (781,083)
------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Warrant conversion                                                       -                  -               629,204
   Borrowings from stockholders                                             -                  -               253,623
   Repayment of borrowings from stockholders                                -                  -              (127,683)
   Sale of common stock and units                                     352,625            478,742             8,058,731
   Sale of option to purchase units                                         -                  -                   100
   Public offering costs                                                    -                  -            (1,343,502)
   Issuance of preferred stock                                              -                  -               450,000
------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                    352,625            478,742             7,920,473
------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents               (1,013,750)           820,766             1,514,115

Cash and cash equivalents, beginning of period                      2,527,865          1,707,099                     -
------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                          $ 1,514,115         $2,527,865           $ 1,514,115
------------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
   Cash paid during the year for interest                         $         -         $   16,224

                                                                        See accompanying notes to financial statements.


                                                           Symbollon Corporation
                                                   (a development stage company)


                                                   Notes to Financial Statements



 1.    Description of                 Symbollon Corporation was formed to
       Business and                   develop and commercialize proprietary
       Basis of                       iodine-based products for infection
       Presentation                   control and treatment in biomedical and
                                      bioagricultural industries. The Company is in the development stage and its efforts since inception have been principally devoted to research and development, securing patent and trademark protection and raising capital.

                                      The  success  of  future   operations  is
                                      subject  to a number of risks  similar  to
                                      those of other companies in the same stage
                                      of  development.   Principal  among  these
                                      risks   are   the   Company's   cumulative
                                      operating    losses,   no   assurance   of
                                      profitable future operations,  early state
                                      of market  development,  competition  from
                                      substitute  products or larger  companies,
                                      dependence   on  key   personnel  and  the
                                      uncertainty of additional future financing as needed.

 2.    Summary of
       Significant
       Accounting
       Policies

       Use of Estimates               The preparation of financial statements in
                                      conformity  with  generally  accepted
                                      accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Cash and Cash                  Cash and cash equivalents are short-term,
       Equivalents                    highly liquid investments with  maturities
                                      of less than three months when acquired.

       Inventory                      Inventory is stated at the lower of cost
                                      (determined on a first-in, first-out
                                       basis) or market.

       Revenue                        The Company  recognizes revenue when the
       Recognition                    Company fulfills all of its obligations
                                      under its collaborative research and
                                      licensing agreements or when its products are shipped.

 2.    Summary of
       Significant
       Accounting Policies
       (Continued)

       Depreciation and               Equipment is stated at cost and
       Amortization                   depreciated over its estimated useful life
                                      using the straight-line method. Leasehold improvements are stated at cost and are being amortized by the straight-line method over the term of the lease which is less than their estimated useful lives.

                                      Patent  and  trademark   costs  are  being
                                      amortized  over  their  estimated   useful
                                      lives of 15-17 years by the  straight-line
                                      method.   Such  costs  are   reviewed  for
                                      impairment periodically. If the sum of the expected future undiscounted cash flows is less than the carrying amount of such costs, a loss will be recognized.

       Research and                   Research and development costs are
       Development                    expensed as incurred.

       Income (Loss)                  In 1997, the Financial Accounting
       Per Share                      Standards Board issued Statement of
                                      Financial Accounting Standards No. 128
                                      ("SFAS 128"), "Earnings per Share".  SFAS
                                      128 replaced the calculation of primary
                                      and fully diluted earnings per share with basic and diluted earnings per share.
                                      Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Shares subject to restriction
                                      (Note 7) are not considered as outstanding for calculation of earnings or loss per share during any period.

       Fair  value  of                The carrying amounts of cash and cash
       Financial                      equivalents, restricted cash,  accounts
       Instruments                    receivable, other current assets, accounts
                                      payable, and accrued expenses approximate fair value.

 2.    Summary of
       Significant
       Accounting Policies
       (Continued)

       Stock-Based                    The Company  accounts  for its  employee
       Compensation                   stock-based compensation under Accounting
                                      Principles  Board  Opinion  No. 25,
                                      "Accounting for Stock Issued to
                                      Employees".  In October 1995, the
                                      Financial Accounting Standards Board
                                      issued Statement of Financial Accounting
                                      Standards  No. 123, "Accounting for
                                      Stock-Based  Compensation" ("SFAS No.
                                      123"). SFAS No. 123 establishes
                                      a  fair-value-based  method of  accounting
                                      for stock-based  compensation  plans.  The
                                      Company   adopted  the   disclosure   only
                                      alternative   in   1996   which   requires
                                      disclosure of the pro forma effects on loss and loss per share as if SFAS No. 123 had been adopted, as well as certain other information.

       Recent                         In June 1998, the Financial Accounting
       Accounting                     Standards  Board  issued  SFAS  No.  133,
       Standards                      "Accounting  for  Derivative   Instruments
                                      and  Hedging  Activities."  SFAS  No.  133
                                      requires companies to recognize  all
                                      derivative contracts at their fair values,
                                      as either assets or liabilities   on  the
                                      balance sheet.  If certain  conditions are
                                      met,  a  derivative  may  be  specifically
                                      designated  as a hedge,  the  objective of
                                      which is to match  the  timing  of gain or
                                      loss recognition on the hedging derivative
                                      with the recognition of (1) the changes in
                                      the  fair  value  of the  hedged  asset or
                                      liability  that  are  attributable  to the
                                      hedged risk, or (2) the earnings effect of
                                      the hedged forecasted  transaction.  For a
                                      derivative  not  designated  as a  hedging
                                      instrument, the gain or loss is recognized
                                      in income in the  period of  change.  SFAS
                                      No.  133  is  effective   for  all  fiscal
                                      quarters of fiscal years beginning after June 15, 1999.

                                      Historically,  the Company has not entered
                                      into derivative  contracts either to hedge
                                      existing   risks   or   for    speculative
                                      purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

 3.    Restricted Cash                On August 25, 1998, the Company  signed a
                                      clinical  research  agreement  for the
                                      Company's Phase I and Phase II clinical
                                      trials for its drug compound to treat fibrocystic breast disease. In accordance with the clinical research agreement, the Company was required to deposit approximately $296,000 into a bank account jointly controlled by the Company and the clinical research organization. These funds will be used to satisfy future obligations of the Company under the agreement.

                                       In  the  future,   the  Company  will  be
                                      required to maintain a balance in the bank
                                      account  equal  to  a  percentage  of  the
                                      contractual    obligations    under    the
                                      agreement. These funds are restricted from
                                      the   Company's   use   apart   from   its
                                      obligation under the clinical research agreement. The Company is entitled to all interest earned on the funds.


 4. Inventory                         Inventory consists of:

                                      December 31,                                                 1998               1997
                                      --------------------------------------------------------------------------------------

                                      Raw materials                                           $  47,379          $  20,907
                                      Finished goods                                             22,003             52,722
                                      --------------------------------------------------------------------------------------

                                      Total                                                   $  69,382          $  73,629
                                      --------------------------------------------------------------------------------------


 5.    Equipment and                  Equipment and leasehold improvements are
       Leasehold                      stated at cost and consist of the
       Improvements                   following:


                                      December 31,                                                 1998               1997
                                      --------------------------------------------------------------------------------------

                                      Equipment and fixtures                                 $  221,359        $   201,519

                                      Leasehold improvements                                     61,811             61,811
                                      --------------------------------------------------------------------------------------

                                                                                                283,170            263,330

                                      Less accumulated depreciation
                                       and amortization                                         157,598            116,462
                                      --------------------------------------------------------------------------------------

                                      Equipment and leasehold
                                       improvements, net                                     $  125,572        $   146,868


 6.    Patent and                     December 31,                                                 1998               1997
       Trademark                      --------------------------------------------------------------------------------------
       Costs
                                      Patent costs                                           $  401,638        $   339,340
                                      Trademark costs                                             2,444              8,520
                                      --------------------------------------------------------------------------------------

                                                                                                404,082            347,860

                                      Less accumulated amortization                             198,856            194,703
                                      --------------------------------------------------------------------------------------

                                      Patent and trademark costs, net                        $  205,226        $   153,157
                                      --------------------------------------------------------------------------------------


7.     Stockholders'                  The Company has issued both Class A and
       Equity                         Class B common stock.  The Class A and
                                      Class B common  stock are  substantially
                                      identical except that holders of Class A
                                      common  stock  have the  right to cast one
                                      vote for each  share  held and the Class B
                                      shareholders  have the  right to cast five
                                      votes  for each  share  held.  The Class B
                                      shares are automatically  convertible into
                                      an equal number of Class A shares upon the
                                      sale or  transfer of Class B shares by the
                                      original  holders   thereof,   subject  to
                                      certain exceptions.

                                       On  December   13,   1996,   the  Company
                                      requested its Class B common  stockholders
                                      to voluntarily  convert their  outstanding
                                      shares  of  Class B common  stock  into an
                                      equal  number  of shares of Class A common
                                      stock  which   convert  on  a  one-for-one
                                      basis. In 1997, 1,180,537 of the 1,196,275
                                      shares  of  Class  B  common   stock  were
                                      converted.

                                      On August 14, 1996, the Company  completed
                                      a private placement of 444,444 shares of a
                                      new series of convertible  preferred stock
                                      at  a  price  of  $1.125  per  share.   In
                                      exchange for the shares issued in the private placement, the Company received net proceeds of approximately $450,000 and the cancellation of $50,000 of principal and accrued interest on a demand note payable to a stockholder. In May 1997, the preferred stock was converted into an equal number of shares of Class A common stock.

                                       On August 4, 1997,  the  Company  entered
                                      into a  Stock  Purchase  Agreement  with a
                                      pharmaceutical company whereby the Company
                                      sold  266,667  shares  of  Class A  common
                                      stock for  $500,000.  On  August 4,  1998,
                                      pursuant    to    the    agreement,    the
                                      pharmaceutical    company   purchased   an
                                      additional   402,878  shares  of  Class  A
                                      common  stock for  $350,000.  Pursuant  to
                                      certain   restrictions,   the   stock   is
                                      redeemable at the per share price that was
                                      originally  paid,  as  an  offset  against
                                      future   milestone   payments.    If   the
                                      collaboration  and license  agreement (see
                                      Note    12)   is    terminated    by   the
                                      pharmaceutical  company  before  August 4,
                                      2001,  then,  for the calendar years ended
                                      December  31,  2001,  2002  and  2003  the
                                      pharmaceutical  company  has the  right to
                                      require  the Company to  purchase,  at the
                                      per share price that it  originally  paid,
                                      the number of shares  which  equals 25% of
                                      the  Company's  positive  cash  flows from
                                      operating   activities,   not  to   exceed
                                      $350,000 in total.

7.     Stockholders'                  On December 7, 1998, the Company's
       Equity                         redeemable  Class A warrants, redeemable
       (Continued)                    Class B warrants and unit purchase option
                                      expired.

                                       In  connection  with the  Company's  1993
                                      public  offering,   certain   stockholders
                                      agreed to  restrictions  on 700,000 shares
                                      of  the  then  1,250,000  Class  B  common
                                      shares  outstanding prior to the offering.
                                      In January 1997 684,262 of the  restricted
                                      shares  converted to Class A common stock.
                                      These  shares will be  transferred  to the
                                      Company for no  consideration  if earnings
                                      of  $15,000,000 or more (defined as income
                                      before income taxes,  extraordinary  items
                                      or any charge  related  to the  release of
                                      shares) are not  achieved in fiscal  1999.
                                      When, and if, the share  restrictions  are
                                      released,   the  Company   will  incur  an
                                      expense based on the fair market value of the shares at the time the restrictions lapse, which is a nondeductible expense for tax purposes. The Company did not meet the earnings thresholds for 1998.


 8.    Stock Plans                    The Company has adopted  three
                                      stock  plans:  a  stock  option  plan,  an
                                      employee   stock   purchase   plan  and  a
                                      non-employee directors' stock option plan.

                                      The stock  option plan  provides  for the
                                      grant   of   incentive    stock   options,
                                      nonqualified   stock   options  and  stock
                                      appreciation rights. At December 31, 1998 the Company has reserved 800,000 shares for issuance under this plan.

                                      The employee stock purchase plan provides
                                      for the  purchase of Class A common  stock
                                      at 85 percent of the fair market  value at
                                      specific   dates,   to   encourage   stock
                                      ownership  by all eligible  employees.  At
                                      December   31,   1998,   the  Company  has
                                      reserved 200,000 shares for purchase under this plan. During the year ended December 31, 1998 and 1997, the Company issued 3,500 and 3,052 shares, respectively, to satisfy its obligation under the plan.

                                      On May 17,  1995 the  Company  adopted  a
                                      nonemployee  directors'  stock option plan
                                      that    provides    for   the   grant   of
                                      nonstatutory  stock options  automatically
                                      on  January  1  of  each   calendar   year
                                      commencing on January 1, 1996. The Company has reserved 100,000 shares for issuance under the plan. Each outside director shall be granted an option to purchase 2,500 shares of Class A common stock at fair market value, vesting 50% on each of the first two anniversaries of the grant. The fair value of the options issued for the year ended December 31, 1998 was not material.

                                      Under the above plans 340,782 shares are available for future grant or purchase.

8.     Stock Plans                    The Company had the following option
       (Continued)                    activity in 1997 and 1998:


                                                                                                            Weighted -
                                                                                                             Average
                                                                                                          Exercise Price
                                                                                          Shares             Per Share
                                      --------------------------------------------------------------------------------------
                                      Balance, December 31, 1996                          456,500               $ 2.99
                                         Granted                                          170,562                 1.39
                                         Cancelled                                        (98,167)                4.36
                                      --------------------------------------------------------------------------------------

                                      Balance, December 31, 1997                          528,895                 2.21
                                         Granted                                          235,500                 1.73
                                         Cancelled                                        (21,250)                3.38
                                      --------------------------------------------------------------------------------------

                                      Balance, December 31, 1998                          743,145               $ 2.10
                                      --------------------------------------------------------------------------------------

                                       All options  outstanding  at December 31,
                                      1998 are categorized by the following ranges in the table below:


                                                                                            Weighted-
                                                                        Weighted -           Average
                                                                          Average           Remaining
                                                                         Exercise          Contractual          Number of
                                                        Range              Price          Life (years)           Shares
                                      --------------------------------------------------------------------------------------

                                           $ 1.02   to  $ 4.00              $ 1.76                 7.0              684,145
                                           $ 4.00   to  $ 7.81              $ 5.07                 2.9               59,000
                                                                                                                    -------
                                                                                                                    743,145
                                                                                                                    -------

8.     Stock Plans                    All options exercisable at December 31,
       (Continued)                    1998 are categorized by the following
                                      ranges in the table below:

                                                                                            Weighted-
                                                                        Weighted -           Average
                                                                          Average           Remaining
                                                                         Exercise          Contractual          Number of
                                                        Range              Price          Life (years)           Shares
                                      --------------------------------------------------------------------------------------

                                           $ 1.02   to  $ 4.00              $ 1.71                 6.1              399,437
                                           $ 4.00   to  $ 7.81              $ 5.19                 2.4               56,250
                                                                                                                    -------
                                                                                                                    455,687
                                                                                                                    -------


       Stock Based                    The Company has adopted the
       Compensation                   disclosure-only  provisions  of SFAS No.
                                      123, but applies Accounting Principles
                                      Board Opinion No. 25 and related
                                      interpretations in accounting
                                      for its plans.  There was no  compensation
                                      expense recognized in 1998 or 1997. If the
                                      Company   had    elected   to    recognize
                                      compensation cost for the plans based on the fair value at the grant date for awards granted as of January 1, 1995 under the plans, consistent with the method prescribed by SFAS No. 123, net income or loss per share would have been changed to the pro forma amounts indicated below:


                                      Year ended December 31,                                     1998                1997
                                      --------------------------------------------------------------------------------------

                                      Net income (loss)              As reported        $     (892,750)        $   511,464
                                                                     Pro forma          $   (1,004,059)        $   370,530

                                      Basic net income               As reported        $         (.33)         $      .24
                                       (loss) per share of           Pro forma          $         (.38)         $      .17
                                       common stock

                                      Diluted net income             As reported        $         (.33)         $      .22
                                       (loss) per share of           Pro forma          $         (.38)         $      .16
                                       common stock


8.     Stock Plans
       (Continued)

       Stock Based                    The  fair  value of the  Company's  stock
       Compensation                   options  used to  compute  pro  forma  net
       (Continued)                    income  (loss) and net  income  (loss) per
                                      share disclosures is the estimated present
                                      value   at   grant    date    using    the
                                      Black-Scholes option-pricing model with the following weighted-average assumptions for 1998 and 1997, respectively: dividend yield of 0% and 2.5%; expected volatility of 46% and 40%; a risk-free interest rate of between 4.60% and 5.68% and 5.25% and 7.88%; and an expected holding period of 2 to 5 years and 7 to 10 years.

                                       The   weighted-average   fair   value  of
                                      options  granted  during  the years  ended
                                      December  31,  1998  and 1997 was $.85 and
                                      $.20 per share, respectively.



9.     Earnings Per                   The Company follows Statement of Financial
       Share                          Accounting Standards No. 128
                                      ("SFAS No128"), Earnings per Share, issued by the Financial Accounting Standards
                                      Board. Under SFAS No. 128, the basic and diluted net earnings per share of common stock for the years ended December 31, 1998 and 1997 is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period.

                                      The weighted average number of common shares outstanding is summarized as follows:



                                      December 31,                                                1998                1997
                                      --------------------------------------------------------------------------------------

                                      Denominator for basic income per share:
                                         Weighted average common
                                          shares outstanding                                 2,665,139           2,168,783
                                      Potential dilutive common shares:
                                         Convertible  preferred stock                                -             170,472
                                         Options                                                     -              21,078
                                      --------------------------------------------------------------------------------------

                                      Denominator for diluted income
                                       per share                                             2,665,139           2,360,333
                                      --------------------------------------------------------------------------------------

9.     Earnings Per                   The following table summarizes  securities
       Share                          that were  outstanding  as of December 31,
       (Continued)                    1998  and  1997  but not  included  in the
                                      calculation  of diluted net  earnings  per
                                      share     because    such    shares    are
                                      antidilutive:


                                      December 31,                                                1998                1997
                                      --------------------------------------------------------------------------------------

                                      Stock options                                            743,145             391,895
                                      Stock warrants                                                 -           2,800,000
                                      Unit purchase option                                           -             100,000



 10.   Income Taxes                   As a result of the 1998 and 1997  losses,
                                      no income tax expense was incurred for these years.

                                      Deferred  income taxes reflect the impact
                                      of  "temporary  differences"  between  the
                                      amount  of  assets  and   liabilities  for
                                      financial   reporting  purposes  and  such
                                      amounts  as   measured  by  tax  laws  and
                                      regulations.   Deferred   tax  assets  are
                                      comprised of the following at December 31:


                                                                                                  1998                1997
                                      --------------------------------------------------------------------------------------

                                      Accumulated amortization                          $       46,000      $       50,000
                                      Tax credits                                              205,000             140,000
                                      NOL carryforwards                                      2,181,000           1,820,000
                                      --------------------------------------------------------------------------------------

                                      Gross deferred tax asset                               2,432,000           2,010,000
                                      Deferred tax assets valuation allowance               (2,432,000)         (2,010,000)
                                      --------------------------------------------------------------------------------------

                                      Net deferred tax assets                           $            -      $            -
                                      --------------------------------------------------------------------------------------


10.    Income Taxes                   As of December 31, 1998,  the Company has
       (Continued)                    net operating loss carryforwards totaling
                                      approximately $5,452,000. The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company's common stock.

                                       As of  December  31,  1998 and 1997,  the
                                      deferred tax assets have been fully offset
                                      by   valuation   allowances,   since   the
                                      realization of such amounts is uncertain.

                                       The following is a breakdown of the net operating loss expiration period:


                                                                                                             Amount of
                                      Expiration Date                                                      Remaining NOL
                                      --------------------------------------------------------------------------------------

                                      2008                                                                   $     743,000
                                      2009                                                                       1,514,000
                                      2010                                                                       1,374,000
                                      2011                                                                         921,000
                                      2018                                                                         900,000


                                       In  addition,  the Company has  available
                                      tax  credit  carryforwards   (adjusted  to
                                      reflect provisions of the Tax Reform Act of 1986) of approximately $205,000, which are available to offset future taxable income and income tax liabilities, when earned or incurred. These amounts expire in various years through 2018.

11.    Commitments

       Facilities                     Lease  The  Company  leases  its  research
                                      facilities under an operating lease that expires August 31, 2002 with an option to extend for five additional years. The lease requires payment of real estate taxes and other common area maintenance expenses. Rent expense for the years ended
                                      December 31, 1998 and December 31, 1997 was $26,000 and $32,000, respectively.

                                      Future minimum rental payments due are as follows:



                                      Year ending December 31,                                                       Total
                                      --------------------------------------------------------------------------------------

                                      1999                                                                     $    30,000
                                      2000                                                                          32,000
                                      2001                                                                          33,000
                                      2002                                                                          23,000
                                      ---------------------------------------------------------------------------------------

                                                                                                               $   118,000
                                      ---------------------------------------------------------------------------------------


       Employment                     The  Company has entered  into  employment
       Agreements                     agreements  with its  principal  officers
                                      providing for minimum  base  compensation
                                      and  severance  pay.  For the years ended
                                      December  31, 1998 and  December 31, 1997,
                                      the  aggregate  amount  paid  under  these
                                      agreements   was  $305,000  and  $280,000,
                                      respectively. The employment agreements provide for inflationary adjustments and are subject to other increases based on the Board of Director's approval. Two employment agreements are in effect which expire December 31, 2000. Amounts to be paid under these agreements in 1999 and 2000 total approximately $305,000 for each year.

       Royalty Agreement              A royalty  agreement with one of the
                                      inventors who assigned  certain patent
                                      rights to the Company provides for
                                      royalties based on a percentage of the licensing revenues received by the Company from products falling within the scope of the patent rights. The percentage varies from 1.5% to 5% depending on the gross revenues received, with maximum royalty payments under the agreement not to exceed
                                      $2,884,000.  Through December 31, 1998 no
                                      royalties have been earned under this
                                      agreement.

11.    Commitments
       (Continued)

       Consulting                     The Company has entered into various
       Agreements                     scientific  advisory and consulting
                                      agreements to support its development activities. These agreements generally expire over several future years. Amounts charged to operations in connection with these agreements for the years ended
                                      December 31, 1998 and December 31, 1997
                                      amounted to approximately $236,700 and
                                      $42,400, respectively. The Company expects to incur similar or higher expenses in future years.

       Finder's Fees                  The  Company  has  entered  into  an
                                      agreement   to  pay  a  finder's  fee  for
                                      agreements   entered   into  with  certain
                                      companies   for   investment   or  revenue
                                      purposes. The finder's fee is based on a percentage of the investment or revenue up to a maximum of $150,000 with increases if more than one product is commercialized under the agreements.

       Employee  Benefit              Effective January 1, 1999, the Company
       Plan                           established a Savings Incentive Match Plan
                                      for  Employees  of Small  Employers
                                      (SIMPLE) IRA plan covering substantially all of its employees. The Company will make contributions to the plan at the discretion of the Board of Directors based upon a percentage of employee compensation as provided by the terms of the plan.

12.    Major Customers                Through December 31, 1998,
                                      the Company has generated its revenue from
                                      a   small   number   of   customers    and
                                      collaborative agreements. Revenues were generated as follows:


                                                                                      Net                        License
                                                                                    Product      Contract          Fee
                                      Year ended December 31, 1998                   Sales        Revenue        Revenue
                                      --------------------------------------------------------------------------------------

                                      Customer A                                $   423,441      $       -     $         -
                                      Customer B                                          -         99,570         400,000
                                      --------------------------------------------------------------------------------------

                                                                                $   423,441      $  99,570     $   400,000
                                      --------------------------------------------------------------------------------------

                                                                                      Net                        License
                                                                                     Product      Contract          Fee
                                      Year ended December 31, 1997                   Sales        Revenue        Revenue
                                      --------------------------------------------------------------------------------------

                                      Customer A                                $   376,660      $       -   $           -
                                      Customer B                                          -              -         250,000
                                      Customer C                                          -         70,689       1,000,000
                                      --------------------------------------------------------------------------------------

                                                                                $   376,660      $  70,689   $   1,250,000
                                      --------------------------------------------------------------------------------------


12.    Major Customers                At December 31, 1998, the Company has an
       (Continued)                    ongoing  collaborative product development
                                      agreement with Customer B and C related to
                                      an ophthalmology and dermatology  product,
                                      respectively.  The agreements  provide for
                                      the collaborative partners to fund certain
                                      research  activities of the Company and to
                                      make certain milestone  payments dependent
                                      on the continuation of the agreements. The
                                      next  milestone   payment,   amounting  to
                                      $750,000  is due  in  August,  1999.  This
                                      payment  is  subject to an offset of up to
                                      $125,000.    The   Company   may   receive
                                      milestone payments beyond 1999 of several million dollars if the agreements are continued.

                                      Net product sales from the United States and other countries are as follows:



                                      Year ended December 31,                                     1998                1997
                                      --------------------------------------------------------------------------------------

                                      United States                                         $  325,935         $   376,660
                                      United Kingdom and New Zealand                            97,506                   -
                                      --------------------------------------------------------------------------------------

                                                                                            $  423,441         $   376,660
                                      --------------------------------------------------------------------------------------



13.    Related Party                  A member of the board of directors
       Transactions                   provides legal services to the Company.
                                      Amounts paid for legal services rendered by the director during 1998, either individually or through his firm, totalled approximately $79,000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Effective April 1, 1998, the Boston office of Richard A. Eisner & Company, LLP ("RAE") was merged into the Boston office of BDO Seidman, LLP ("BDO"). This merger resulted in RAE no longer having an office in the Boston area, and the Company concluded that it would be appropriate to select a new accounting firm. At a May 20, 1998 meeting, the Board of Directors of the Company voted to retain BDO to serve as the Company's independent auditors, effective immediately. RAE's report on the Company's financial statements for the two years ended December 31, 1997 did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles. During the two years ended December 31, 1997 and any subsequent interim period, there were no disagreements between the Company and RAE on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of RAE, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the audited financial statements.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

         The Company incorporates herein by reference the information appearing under the caption "Board of Directors" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 Annual Meeting of Stockholders.

         Information concerning executive officers of the Company is contained in Part I of this report under the caption "Executive Officers."

Item 10.  Executive Compensation

         The Company incorporates herein by reference the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 Annual Meeting of Stockholders.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The Company incorporates herein by reference the information appearing under the caption "Principal Stockholders" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 Annual Meeting of Stockholders.

Item 12  .  Certain Relationships and Related Transactions

         The Company incorporates herein by reference the information appearing under the caption "Certain Transactions" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 Annual Meeting of Stockholders.

Item 13  .  Exhibits and Reports on Form 8-K

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

5 Employment Agreement, dated December 23, 1995, between the Company and Dr.Jack H. Kessler.

6        Employment Agreement, dated July 1, 1996, between the Company and Paul
         C. Desjourdy.

         (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1998.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SYMBOLLON CORPORATION

                              By:   /s/ Paul C. Desjourdy
                                  -----------------------
                                  Paul C. Desjourdy
                                  Executive Vice President,
                                  Chief Financial Officer

Date: March 8, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                      Title                               Date

  /s/ Jack H. Kessler          Executive Vice-President,          March 8, 1999
--------------------------     Chief Scientific Officer,
     Jack H. Kessler           Secretary and Chairman
                               of the Board of Directors
                               (Principal Executive Officer)

 /s/ Paul C. Desjourdy         Executive Vice President           March 8, 1999
---------------------------    Treasurer, Chief Financial
    Paul C. Desjourdy          Officer, and Director (Principal
                               Financial and Accounting Officer)

 /s/ James C. Richards         Director                           March 8, 1999
----------------------------
    James C. Richards

 /s/ Richard F. Maradie        Director                           March 8, 1999
---------------------------
    Richard F. Maradie

/s/ Eugene Lieberstein         Director                           March 8, 1999
---------------------------
  Eugene Lieberstein

                              Symbollon Corporation
                                Index to Exhibits

3.1 Certificate of Incorporation of the Company; including Certificate of Designations, Preferences and Rights of Series A Preferred Stock of the Company. (previously filed as exhibit 3.1 to Form 10-QSB for the quarter ended September 30, 1996 and incorporated by reference.)
3.2 By-Laws of the Company. (previously filed as exhibit number 3.2 of the Registration Statement (the "Registration Statement") on Form SB-2 (Registration No. 33-68828) filed on November 24, 1993 and declared effective on December 7, 1993 and incorporated by reference.)
3.3 Agreement of Merger, dated as of August 4, 1993, between the Company and Symbollon Corporation, a Massachusetts corporation (including Certificate of Merger and other state filings). (previously filed as exhibit number 3.3 of the Registration Statement and incorporated by reference.)
4.1 Form of Specimen Class A Common Stock Certificate. (previously filed as exhibit number 4.2 of the Registration Statement and incorporated by reference.)
4.2 Form of Stock Restriction Agreement among the Company, the Class B Stockholders and the Underwriter. (previously filed as exhibit number
         4.4 of the Registration Statement and incorporated by reference.)
10.1 1993 Stock Option Plan of the Company, as amended. (incorporated by reference to Exhibit A to the Company's 1994 Annual Stockholders Meeting Proxy Statement filed under cover of Schedule 14A dated
         May 4, 1994.)
10.2 Form of Employment Agreement, effective July 1, 1996, between the Company and Paul C. Desjourdy. (previously filed as exhibit number 10.5 to Form 10-QSB for the quarter ended June 30, 1996 and incorporated by reference.)
10.3 Employment Agreement, dated December 23, 1995, between the Company and Dr. Jack H. Kessler. (previously filed as exhibit number 10.3 to Form 10-KSB for the year ended December 31, 1995 and incorporated by reference.)
10.4 Commercial Lease dated June 5, 1997, between Pine Street Realty Trust and the Company. (previously filed as exhibit number 10.18 to Form 10-QSB for the quarter ended June 30, 1997 and incorporated by reference.)
10.5 Form of Indemnification Agreement between the Company and each officer and director of the Company. (previously filed as exhibit number 10.6 of the Registration Statement and incorporated by reference.)
10.6 Marketing and Supply Agreement, dated January 11, 1995 between the Company and West Agro. (previously filed as exhibit number 10.1 to Form 8-K of the Registrant dated January 11, 1995 and incorporated by reference). *
10.7 Agreement, dated August 31, 1992 among the Company, Dr. Jack H. Kessler and Dr. Robert Rosenbaum. (previously filed as exhibit number 10.8 of the Registration Statement and incorporated by reference.)
10.8 Form of Stock Option Agreement to be entered into between the Company and each option holder. (previously filed as exhibit number 10.10 to Form 10-KSB for the year ended December 31, 1993 and incorporated by reference.)
10.9 1994 Employee Stock Purchase Plan of the Company. (incorporated by reference to Exhibit B to the Company's 1994 Annual Stockholders Meeting Proxy Statement filed under cover of Schedule 14A dated
         May 4, 1994.)
10.10 1995 Non-Employee Directors' Stock Option Plan of the Company. (previously filed as exhibit number 10.1 to Form 10-QSB for the quarter ended June 30, 1995 and incorporated by reference.)
10.11 Collaboration and License Agreement, dated May 14, 1996, between the Company and Oclassen Pharmaceuticals, Inc. (previously filed as exhibit number 10.15 to Form 10-QSB for the quarter ended June 30, 1996 and incorporated by reference.), as amended on August 14, 1997. (previously filed as exhibit number 10.15.2 to Form 10-QSB for the quarter ended September 30, 1997 and incorporated by reference.) *
10.12 Collaboration and Sale/License Agreement, dated August 4, 1997, between the Company and Bausch & Lomb Pharmaceuticals, Inc. (previously filed as exhibit number 10.19 to Form 10-QSB for the quarter ended June 30, 1997 and incorporated by reference.)
         *
10.13 Stock Purchase Agreement, dated August 4, 1997, between the Company and Bausch & Lomb Pharmaceuticals, Inc. (previously filed as exhibit number
         10.20 to Form 10-QSB for the quarter ended June 30, 1997 and incorporated by reference.)
23.1     Consent of BDO Seidman, LLP
23.2     Consent of Richard A. Eisner & Company, LLP
27.1     Financial Data Schedule
-------------------------------------
* Indicates that material has been omitted and confidential treatment has been granted or requested therefor. All such omitted material has been filed separately with the Commission pursuant to Rule 24b-2.