Form 10QSB
period 1999-03-31
SYMBOLLON CORP
filed 1999-05-14
CIK 912086

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                       May 12, 1999
                                    -----------------
        Class A Common Stock            3,589,331
        Class B Common Stock               15,738

Transitional Small Business Disclosure Format (check one):

                    Yes             No    X
                        --------       --------

                              SYMBOLLON CORPORATION
                          (a development stage company)

                                      INDEX

                                                                           PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Unaudited Condensed Balance Sheets
                  - March 31, 1999 and December 31, 1998                    1

                  Unaudited Condensed Statements of Operations
                  and Deficit Accumulated During the Development
                  Stage - For the three months
                  ended March 31, 1999 and March 31, 1998                   2

                  Unaudited Condensed Statements of  Cash Flows
                  - For the three months ended March 31, 1999
                  and March 31, 1998                                        3

                  Notes to the Unaudited Condensed Financial Statements     4

         Item 2.  Management's Discussion and Analysis
                           or Plan of Operation                             5

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                          8

SIGNATURE                                                                   8

INDEX TO EXHIBITS                                                           9

                        Part I - Financial Information

Item 1 - Financial Statements

                             SYMBOLLON CORPORATION
                         (a development stage company)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                                            March 31,       December 31,
                                                                              1999              1998
                                                                          -------------     ------------
Current assets:
  Cash and cash equivalents............................................... $ 1,304,394      $ 1,514,115
  Restricted cash.........................................................     299,699          297,554
  Accounts receivable.....................................................     255,494          207,172
  Inventory...............................................................      79,897           69,382
  Prepaid expenses........................................................      45,755           83,104
                                                                           -----------      -----------
        Total current assets.............................................. $ 1,985,239      $ 2,171,327

Equipment and leasehold improvements, net of
 accumulated depreciation and amortization................................     118,763          125,572
Other assets:
    Patent and trademark cost, net of accumulated amortization............     210,654          205,226
    Deposit...............................................................       2,364            2,364
                                                                          ------------      -----------
        TOTAL............................................................. $ 2,317,020      $ 2,504,489
                                                                          ============      ===========

                                   LIABILITIES
Current liabilities:
  Accounts payable........................................................ $    69,868      $    87,654
  Accrued expenses........................................................     216,909            4,403
  Other current liabilities...............................................      17,744           19,149
                                                                          ------------      -----------
        Total current liabilities.........................................     304,521          111,206

Redeemable common stock, Class A, par value $.001 per share,
 186,667 and 669,545 shares issued at March 31, 1999
 and December 31, 1998, respectively (aggregate involuntary
 liquidation value $350,000 and $850,000, respectively)...................     350,000          850,000

                               STOCKHOLDERS' EQUITY

Preferred  stock,  par  value  $.001  per  share,  5,000,000  shares authorized, none issued..................................................
Common stock, Class A, par value $.001 per share,
 18,750,000 shares authorized, 3,402,664 and 2,919,786 shares issued at
 March 31, 1999 and December 31, 1998, respectively.......................       3,403            2,920
Convertible Common stock, Class B, par value $.001 per share,
 1,250,000 shares authorized, 15,738 shares issued at
 March 31, 1999 and December 31, 1998, respectively.......................          16               16
Additional paid-in capital................................................   7,754,229        7,254,712
Deficit accumulated during the development stage..........................  (6,095,149)      (5,714,365)
                                                                          ------------      -----------
     Total stockholders' equity...........................................   1,662,499        1,543,283
                                                                          ------------      -----------

        TOTAL............................................................. $ 2,317,020      $ 2,504,489
                                                                          ============      ===========

See notes to condensed financial statements.


                             SYMBOLLON CORPORATION
                          (a development stage company)

           CONDENSED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                          DURING THE DEVELOPMENT STAGE
                                  (Unaudited)
                                                                                      Period From
                                                                                     July 15, 1986
                                                        Three Months Ended          (Inception) to
                                                             March 31,                  March 31,
                                                         1999         1998                1999
                                                     -----------   -----------        -----------
Revenue:
Net product sales.................................   $   172,500                      $ 1,213,488
Contract revenue..................................        82,993                          727,743
License fee revenue...............................                                      2,190,000
                                                     -----------   -----------        -----------
        Total revenue.............................       255,493                        4,131,231

Operating Expenses:
    Cost of goods sold............................       113,008                          708,209
    Research and development costs................       440,105   $   252,387          5,721,819
    General and administrative expenses...........       100,294       158,653          4,035,560
                                                     -----------   -----------        -----------
        Total operating expenses..................       653,407       411,040         10,465,588
                                                     -----------   -----------        -----------

Income (Loss) from operations.....................      (397,914)     (411,040)        (6,334,357)

Interest income...................................        17,130        30,202            595,468

Interest expense and debt issuance costs..........                                       (356,260)
                                                     -----------   -----------        -----------

Net Income (Loss).................................   $  (380,784)  $  (380,838)       $(6,095,149)
                                                     ===========   ===========        ===========

Basic Net Income (Loss) per share of common stock.   $     (0.13)  $     (0.15)
                                                     ===========   ===========

Diluted Net Income (Loss) per share of common stock  $     (0.13)  $     (0.15)
                                                     ===========   ===========

Weighted average number of common shares
 outstanding......................................     2,905,069     2,498,691
                                                     ===========   ===========

Weighted average number of common shares and
 potential dilutive common shares outstanding.....     2,905,069     2,498,691
                                                     ===========   ===========



See notes to condensed financial statements.

                             SYMBOLLON CORPORATION
                         (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                                           Period From
                                                                                          July 15, 1986
                                                                Three Months Ended        (Inception) to
                                                                     March 31,               March 31,
                                                                1999          1998            1999
                                                             -----------   -----------    -----------
Cash flows from operating activities:
    Net income (loss).....................................   $  (380,784)  $  (380,838)   $(6,095,149)
    Adjustments  to  reconcile  net income (loss) to net
    cash  provided  by  (used  in) operating activities:
      Depreciation and amortization expense...............        11,446        11,308        439,825
      Amortization of debt issuance costs.................                                    130,000
      Accrued rent........................................
      Loss on disposition of equipment....................                                     19,542
      Changes in:
        Restricted cash...................................        (2,145)                    (299,699)
        Accounts receivable...............................       (48,322)       24,852       (255,494)
        Inventory.........................................       (10,515)          948        (79,897)
        Prepaid expenses..................................        37,349        25,175        (45,755)
        Accounts payable and other current liabilities....       193,315         7,861        361,696
                                                             -----------   -----------    -----------
        Net cash provided by (used in)
        operating activities..............................      (199,656)     (310,694)    (5,824,931)
                                                             -----------   -----------    -----------
Cash flows from investing activities:
    Equipment and leasehold improvements costs............        (2,965)       (5,850)      (367,791)
    Patent and trademark costs............................        (7,100)      (26,129)      (432,293)
    Proceeds from sale of equipment.......................                                     11,300
    Deposit...............................................                                     (2,364)
                                                             -----------   -----------    -----------
      Net cash provided by (used in) investing activities.       (10,065)      (31,979)      (791,148)
                                                             -----------   -----------    -----------
Cash flows from financing activities:
    Warrant conversion....................................                                    629,204
    Borrowings from stockholders..........................                                    253,623
    Repayment to stockholders.............................                                   (127,683)
    Sale of common stock and units........................                                  8,058,731
    Sale of option to purchase units......................                                        100
    Public offering costs.................................                                 (1,343,502)
    Issuance of preferred stock...........................                                    450,000
                                                             -----------   -----------    -----------
      Net cash provided by financing activities...........                                  7,920,473
                                                             -----------   -----------    -----------
NET INCREASE (DECREASE) IN CASH...........................      (209,721)     (342,673)     1,304,394
Cash at beginning of period...............................     1,514,115     2,527,865
                                                             -----------   -----------    -----------
CASH AT END OF PERIOD.....................................   $ 1,304,394   $ 2,185,192    $ 1,304,394
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

Note B - Accounting Policies and Disclosure:

         The accompanying unaudited financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

         In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

Note C - Capitalization:

         As of March 31, 1999, the Company reclassified $500,000 of the $850,000 redeemable common stock to stockholders' equity to more appropriately reflect the terms of those securities. All $850,000 of these securities are held by Bausch & Lomb Pharmaceuticals, Inc. in conjunction with its collaboration and sale/license agreement with the Company. The securities are subject to certain voting and transfer restrictions, may be redeemed at cost at the option of the Company, and may be offset by Bausch & Lomb against certain portions of future milestone payments due to the Company by requiring at cost redemption of the securities. If the collaboration and sale/license agreement is terminated by Bausch & Lomb before August 4, 2001, then up to $350,000 of the securities may be redeemed at cost against 25% of the Company's positive cash flows from operating activities for the years ended December 31, 2001, 2002 and 2003.

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

Forward-Looking Statements

         In addition to the historical information contained herein, this Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements concerning plans, objectives, goals, strategies, prospects, financial needs, future performance, costs and expenditures and Year 2000 matters. Such statements may be identified or qualified, without limitation, by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance, achievements and results may differ materially from those expressed, projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the Company's early stage of development, dependence on collaborative partners, additional financing requirements and availability, history (and expectation) of losses, uncertainty of patent protection, uncertainty associated with preclinical and clinical testing, market acceptance, intense competition, government regulation, dependence on key personnel, lack of marketing and manufacturing experience, reimbursement and drug pricing uncertainty, potential product liability, material incompatibility, ability to maintain its Nasdaq SmallCap Market listing, possible Year 2000 problems, hazardous materials, and the other risks and uncertainties described or discussed in the section "Risk Factors" in the Annual Report on Form 10-KSB for the period ended December 31, 1998. The forward-looking statements contained herein represent the Company's judgment as of the date of the Quarterly Report on Form 10-QSB, and the Company cautions readers not to place undue reliance on such statements.

Results of Operations

         Symbollon's net loss decreased slightly by $54 from $380,838 in the three-month period ended March 31, 1998 to $380,784 in the comparable 1999 period. The loss for the three-month period reflected increased revenues and decreased general and administrative expenses, offset by increased development efforts. The Company expects to continue to incur operating losses for the foreseeable future.

         Product revenues from sales of IodoZyme for the three-month periods ended March 31, 1999 were $172,500, compared to none in the comparable 1998 period. The increased sales do not necessarily reflect correspondingly increased sales for the entire year.

         Contract revenues for the three-month period ended March 31, 1999 were $82,993, compared to none in the comparable 1998 period. The contract revenues for the three-month period ended March 31, 1999 were generated from development activities related to the corporate relationship with Bausch & Lomb Pharmaceuticals, Inc.

         Research and development expenses increased by $187,718 or 74.4% from $252,387 in the three-month period ended March 31, 1998 to $440,105 in the comparable 1999 period. The increase resulted from increased development expenses related to the Company's drug candidate for the treatment of fibrocystic breast disease, including consulting fees and clinical costs associated with the Company's ongoing Phase II clinical trial and conducting a Phase I clinical trial. The Company anticipates that research and development expenses will remain high over the remainder of 1999 as the Company completes its ongoing Phase II clinical trial for its drug to treat fibrocystic breast disease.

         General and administrative expenses decreased by $58,359 or 36.8% from $158,653 in the three-month period ended March 31, 1998 to $100,294 in the comparable 1999 period. The decrease resulted primarily from decreased employee salaries and related costs and investor and public relations expenses.

Liquidity and Capital Resources

         The Company has funded its activities through proceeds from private and public placements of equity and debt securities. As of March 31, 1999, the Company had working capital of $1,680,718.

         The Company continues to incur operating losses and has incurred a cumulative loss through March 31, 1999 of $6,095,149. However, the Company believes that it has the necessary liquidity and capital resources, together with anticipated future revenues, to sustain planned operations for the twelve months following March 31, 1999. In the event that the Company's internal estimates relating to its planned revenues or expenditures prove materially inaccurate, the Company may be required to reallocate funds among its planned activities and curtail certain planned expenditures. In any event, the Company anticipates that it will require additional funds after March 31, 2000, and therefore, the Company will seek new financing during the next twelve months.

         The Company's ability to obtain new financing may, in part, be affected by the Company's ability to maintain its listing on the Nasdaq SmallCap Market. Nasdaq's current SmallCap continued listing criteria require, in part, that the Company maintain net tangible assets (as defined by Nasdaq, total assets less total liabilities and goodwill) of at least $2,000,000, a minimum bid price of $1.00 per share of common stock and two market makers for its securities. The Company has received notification from Nasdaq that the Company failed to meet the continued listing requirements because its net tangible assets were below $2,000,000 as of December 31, 1998. According to Nasdaq, the Company's redeemable common stock ($500,000 of which has subsequently been reclassified to stockholders' equity; see Note C above) constitutes liabilities under the net tangible assets test. The Company plans to request a hearing with Nasdaq to request a temporary waiver from the continued listing requirements while the Company proceeds with a planned financing. There can be no assurance that Nasdaq will grant such waiver, or if such waiver is granted, that the Company will be able to obtain sufficient equity financing to maintain such Nasdaq listing.

         During the remainder of 1999, the Company anticipates paying approximately $228,750 as compensation for its current executive officers, and approximately $22,725 for lease payments on its facilities. The Company anticipates that the Phase II clinical trial for its drug to treat fibrocystic breast disease will cost approximately $1,400,000 over the remainder of 1999. At December 31, 1998, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $5,452,000 expiring through 2018.

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

                                SYMBOLLON CORPORATION

Date:  May 14, 1999             By: /s/ Paul C. Desjourdy
                                    ----------------------
                                    Paul C. Desjourdy, Exec. Vice President/CFO
                                    and authorized signatory

                              SYMBOLLON CORPORATION

                                INDEX TO EXHIBITS

                                                                        Page #

27.1     Financial Data Schedule........................................