Form 10QSB
period 1999-06-30
SYMBOLLON CORP
filed 1999-08-13
CIK 912086

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                     August 13, 1999
                                    -----------------
        Class A Common Stock            3,786,048
        Class B Common Stock               15,738

Transitional Small Business Disclosure Format (check one):

                    Yes             No    X
                        --------       --------

                              SYMBOLLON CORPORATION
                          (a development stage company)

                                      INDEX

                                                                          PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Unaudited Condensed Balance Sheets
                      - June 30, 1999 and December 31, 1998                 1

                  Unaudited Condensed Statements of Operations
                      and Deficit Accumulated During the Development
                      Stage - For the six and three months
                      ended June 30, 1999 and June 30, 1998                 2

                  Unaudited Condensed  Statements  of  Cash  Flows
                      - For the six months ended June 30, 1999
                      and June 30, 1998                                     3

                  Notes to the Unaudited Condensed Financial Statements     4

         Item 2.  Management's Discussion and Analysis
                           or Plan of Operation                             5

PART II.  OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds                  8

         Item 4. Submission of Matters to a Vote of Security Holders        9

         Item 5. Other Information                                         10

         Item 6.  Exhibits and Reports on Form 8-K                         11

SIGNATURE                                                                  11

INDEX TO EXHIBITS                                                          12

                        Part I - Financial Information

Item 1 - Financial Statements

                             SYMBOLLON CORPORATION
                         (a development stage company)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                                            June 30,       December 31,
                                                                              1999              1998
                                                                          -------------     ------------
Current assets:
  Cash and cash equivalents............................................... $ 1,202,538      $ 1,514,115
  Restricted cash.........................................................     301,550          297,554
  Accounts receivable.....................................................      76,248          207,172
  Inventory...............................................................      81,161           69,382
  Prepaid expenses........................................................      27,479           83,104
                                                                           -----------      -----------
        Total current assets.............................................. $ 1,688,976      $ 2,171,327

Equipment and leasehold improvements, net of
 accumulated depreciation and amortization................................     108,990          125,572
Other assets:
    Patent and trademark cost, net of accumulated amortization............     213,455          205,226
    Deposit...............................................................       2,364            2,364
                                                                          ------------      -----------
        TOTAL............................................................. $ 2,013,785      $ 2,504,489
                                                                          ============      ===========

                                   LIABILITIES
Current liabilities:
  Accounts payable........................................................ $   134,467      $    87,654
  Accrued expenses........................................................     340,770            4,403
  Other current liabilities...............................................       1,450           19,149
                                                                          ------------      -----------
        Total current liabilities.........................................     476,687          111,206

Redeemable common stock, Class A, par value $.001 per share,
 186,667 and 669,545 shares issued at June 30, 1999
 and December 31, 1998, respectively (aggregate involuntary
 liquidation value $350,000 and $850,000, respectively)...................     350,000          850,000

                               STOCKHOLDERS' EQUITY

Preferred  stock,  par  value  $.001  per  share,  5,000,000  shares authorized, none issued..................................................
Common stock, Class A, par value $.001 per share,
 18,750,000 shares authorized, 3,404,164 and 2,919,786 shares issued at
 June 30, 1999 and December 31, 1998, respectively........................       3,404            2,920
Convertible Common stock, Class B, par value $.001 per share,
 1,250,000 shares authorized, 15,738 shares issued at
 June 30, 1999 and December 31, 1998, respectively........................          16               16
Additional paid-in capital................................................   7,756,478        7,254,712
Deficit accumulated during the development stage..........................  (6,572,800)      (5,714,365)
                                                                          ------------      -----------
     Total stockholders' equity...........................................   1,187,098        1,543,283
                                                                          ------------      -----------

        TOTAL............................................................. $ 2,013,785      $ 2,504,489
                                                                          ============      ===========

See notes to condensed financial statements.


                             SYMBOLLON CORPORATION
                          (a development stage company)

           CONDENSED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                          DURING THE DEVELOPMENT STAGE
                                  (Unaudited)
                                                                                                               Period From
                                                                                                              July 15, 1986
                                                        Three Months Ended            Six Months Ended       (Inception) to
                                                              June 30,                    June 30,              June 30,
                                                         1999         1998           1999          1998           1999
                                                     -----------   -----------    -----------   -----------    -----------
Revenue:
Net product sales.................................   $             $   110,501    $   172,500   $   110,501    $ 1,213,488
Contract revenue..................................       105,886                      188,879                      833,629
License fee revenue...............................                                                               2,190,000
                                                     -----------   -----------    -----------   -----------    -----------
        Total revenue.............................       105,886       110,501        361,379       110,501      4,237,117

Operating Expenses:
    Cost of goods sold............................   $    27,182   $    73,208    $   140,190   $    73,208    $   735,391
    Research and development costs................       474,003       281,508        914,108       533,895      6,195,822
    General and administrative expenses...........        95,725       106,596        196,019       265,249      4,131,285
                                                     -----------   -----------    -----------   -----------    -----------
        Total operating expenses..................       596,910       461,312      1,250,317       872,352     11,062,498
                                                     -----------   -----------    -----------   -----------    -----------

Income (Loss) from operations.....................      (491,024)     (350,811)      (888,938)     (761,851)    (6,825,381)

Interest income...................................        13,373        24,874         30,503        55,076        608,841

Interest expense and debt issuance costs..........                                                                (356,260)
                                                     -----------   -----------    -----------   -----------    -----------

Net Income (Loss).................................   $  (477,651)  $  (325,937)   $  (858,435)  $  (706,775)   $(6,572,800)
                                                                                                               ===========
Basic Net Income (Loss) per share of common stock.   $     (0.16)  $     (0.13)   $     (0.30)  $     (0.28)
                                                     ===========   ===========    ===========   ===========

Diluted Net Income (Loss) per share of common stock  $     (0.16)  $     (0.13)   $     (0.30)  $     (0.28)
                                                     ===========   ===========    ===========   ===========

Weighted average number of common shares
 outstanding......................................     2,905,069     2,498,691      2,905,069     2,498,691
                                                     ===========   ===========    ===========   ===========

Weighted average number of common shares and
 potential dilutive common shares outstanding.....     2,905,069     2,498,691      2,905,069     2,498,691
                                                     ===========   ===========    ===========   ===========



See notes to condensed financial statements.

                             SYMBOLLON CORPORATION
                         (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                                           Period From
                                                                                          July 15, 1986
                                                                 Six Months Ended        (Inception) to
                                                                     June 30,               June 30,
                                                                1999          1998           1999
                                                             -----------   -----------    -----------
Cash flows from operating activities:
    Net income (loss).....................................   $  (858,435)  $  (706,775)   $(6,572,800)
    Adjustments  to  reconcile  net income (loss) to net
    cash  provided  by  (used  in) operating activities:
      Depreciation and amortization expense...............        22,892        23,533        451,271
      Amortization of debt issuance costs.................                                    130,000
      Accrued rent........................................
      Loss on disposition of equipment....................                                     19,542
      Changes in:
        Restricted cash...................................        (3,996)                    (301,550)
        Accounts receivable...............................       130,924       (21,953)       (76,248)
        Inventory.........................................       (11,779)       16,611        (81,161)
        Prepaid expenses..................................        55,625        44,350        (27,479)
        Accounts payable and other current liabilities....       365,481        49,980        533,862
                                                             -----------   -----------    -----------
        Net cash provided by (used in)
        operating activities..............................      (299,288)     (594,254)    (5,924,563)
                                                             -----------   -----------    -----------
Cash flows from investing activities:
    Equipment and leasehold improvements costs............        (2,964)      (24,173)      (367,790)
    Patent and trademark costs............................       (11,575)      (35,866)      (436,768)
    Proceeds from sale of equipment.......................                                     11,300
    Deposit...............................................                                     (2,364)
                                                             -----------   -----------    -----------
      Net cash provided by (used in) investing activities.       (14,539)      (60,039)      (795,622)
                                                             -----------   -----------    -----------
Cash flows from financing activities:
    Warrant conversion....................................                                    629,204
    Borrowings from stockholders..........................                                    253,623
    Repayment to stockholders.............................                                   (127,683)
    Sale of common stock and units........................         2,250         1,312      8,060,981
    Sale of option to purchase units......................                                        100
    Public offering costs.................................                                 (1,343,502)
    Issuance of preferred stock...........................                                    450,000
                                                             -----------   -----------    -----------
      Net cash provided by financing activities...........         2,250         1,312      7,922,723
                                                             -----------   -----------    -----------
NET INCREASE (DECREASE) IN CASH...........................      (311,577)     (652,981)     1,202,538
Cash at beginning of period...............................     1,514,115     2,527,865
                                                             -----------   -----------    -----------
CASH AT END OF PERIOD.....................................   $ 1,202,538   $ 1,874,884    $ 1,202,538
                                                             ===========   ===========    ===========

See notes to condensed financial statements.

                              SYMBOLLON CORPORATION
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Description of Business:

         Symbollon Corporation ("Symbollon" or the "Company") was formed to develop and commercialize proprietary iodine-based products for infection control and treatment in biomedical and bioagricultural industries. The Company is in the development stage and its efforts since inception have been principally devoted to research and development, securing patent and trademark protection and raising capital. Management of the Company anticipates that additional losses will be incurred as these efforts are pursued. In 1995, the Company signed a marketing and supply agreement for its first product and commenced shipping.

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

         In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the six and three-month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Note C - Capitalization:

         Pursuant to stockholder approval received on May 26, 1999 at the 1999 Annual Meeting, the Company is offering (the "Offering") in a private placement up to 1,250,00 units (the "Units"), each Unit consisting of one share of Class A Common Stock and one redeemable warrant. As of August 13, 1999, the Company has sold in the third quarter 288,550 Units for $504,962.50 ($457,747.50 net of underwriter's commissions). Under the Offering, the Company may sell up to an additional 961,450 Units (see Part II - Item 2.
"Changes in Securities and Use of Proceeds" below).

         On August 4, 1999, the Company was required to redeem 93,333 shares of Class A Common Stock held by Bausch & Lomb Pharmaceuticals, Inc. in conjunction with the satisfaction of a milestone payment under its collaboration and sale/license agreement with Bausch & Lomb. The shares were redeemed at Bausch & Lomb's original purchase price of $1.875 per share.

Item 2.  Management's Discussion and Analysis or Plan of Operation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

         Symbollon Corporation ("Symbollon" or the "Company") is a development stage company. Since inception of the Company's predecessor in 1986, the Company's efforts have been principally devoted to research and development, securing patent and trademark protection and raising capital, most of which efforts commenced after May 1991. Except for revenue earned since 1995 on sales of IodoZyme, the Company's sole revenue to date has been from research and development contracts with corporate partners and interest income.

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

Results of Operations

         Symbollon's net loss for the three-month period ended June 30, 1999 was $477,651, reflecting an increase of $151,714 or 46.5% from a net loss of $325,937 in the comparable 1998 period. Symbollon's net loss for the six-month period ended June 30, 1999 was $858,435, reflecting an increase of $151,660 or 21.5% from a net loss of $706,775 in the comparable 1998 period. The increased loss for the three-month period resulted primarily from increased development expenses related to the Company's ongoing Phase II clinical trial. The increased loss for the six-month period resulted primarily from increased development expenses related to the Company's ongoing Phase II clinical trial, partially offset by increased contract revenues from corporate partners and decreased general and administrative expenses. The Company expects to continue to incur operating losses for the foreseeable future.

         Product revenues from sales of IodoZyme for the three and six-month periods ended June 30, 1999 were none and $172,500, compared to $110,501 in the comparable 1998 periods. Because the Company's exclusive marketing partner orders IodoZyme a limited number of times each year, the changes between periods reflect mostly timing differences in receipt of those orders from the marketing partner, and the increased sales for the six-month period do not necessarily reflect correspondingly increased sales for the entire year.

         The gross profit margin on product sales for the six-month period ended June 30, 1999 were 19%, compared to 34% in the comparable 1998 period. The decrease in the gross profit margin on product sales was primarily due to increased labor and component cost and overhead expenses.

         Contract revenues for the three and six-month periods ended June 30, 1999 were $105,886 and $188,879, compared to none in the comparable 1998 periods. The contract revenues for the three and six-month periods ended June 30, 1999 were generated from development activities related to the corporate relationship with Bausch & Lomb Pharmaceuticals, Inc.

         Research and development expenses for the three and six-month periods ended June 30, 1999 were $474,003 and $914,108, respectively, reflecting increases of $192,495 and $380,213, respectively, from the comparable 1998 periods. The increases resulted from increased development expenses related to the Company's drug candidate for the treatment of fibrocystic breast disease, including consulting fees and clinical costs associated with the Company's ongoing Phase II clinical trial and conducting a Phase I clinical trial. The Company anticipates that research and development expenses will remain high over the remainder of 1999 as the Company completes its ongoing Phase II clinical trial for its drug to treat fibrocystic breast disease.

         General and administrative expenses for the three and six-month periods ended June 30, 1999 were $95,725 and $196,019, respectively, reflecting decreases of $10,871 and $69,230, respectively, from the comparable 1998 periods. The decreases resulted primarily from decreased employee salaries and related costs and investor and public relations expenses.

Liquidity and Capital Resources

         The Company has funded its activities through proceeds from private and public placements of equity and debt securities. As of June 30, 1999, the Company had working capital of $1,212,289.

         The Company continues to incur operating losses and has incurred a cumulative loss through June 30, 1999 of $6,572,800. However, the Company believes that it has the necessary liquidity and capital resources, together with anticipated future revenues, to sustain planned operations for the twelve months following June 30, 1999. In the event that the Company's internal estimates relating to its planned revenues or expenditures prove materially inaccurate, the Company may be required to reallocate funds among its planned activities and curtail certain planned expenditures. In any event, the Company anticipates that it will require additional funds after June 30, 2000, and therefore, the Company will continue to seek new financing during the next twelve months.

         The Company's ability to obtain new financing may, in part, be affected by the Company's ability to maintain its listing on the Nasdaq SmallCap Market. Nasdaq's current SmallCap continued listing criteria require, in part, that the Company maintain net tangible assets (as defined by Nasdaq, total assets less total liabilities and goodwill) of at least $2,000,000, a minimum bid price of $1.00 per share of common stock and two market makers for its securities. The Company has received notification from Nasdaq that the Company failed to meet the continued listing requirements because its net tangible assets were below $2,000,000 as of December 31, 1998, and remain below as of June 30, 1999. The Company's qualification hearing with Nasdaq was held on August 12, 1999. The Company requested a temporary waiver from the continued listing requirements while the Company attempts to complete its planned financing. If such a waiver is not granted, or if granted, the Company is not able to obtain sufficient equity financing, then the Company's Class A Common Stock will be delisted from the Nasdaq SmallCap Market. There can be no assurance that Nasdaq will grant such waiver, or if such waiver is granted, that the Company will be able to obtain sufficient equity financing to maintain such Nasdaq listing.

         During the remainder of 1999, the Company anticipates paying approximately $152,500 as compensation for its current executive officers, and approximately $15,300 for lease payments on its facilities. The Company anticipates that the Phase II clinical trial for its drug to treat fibrocystic breast disease will cost approximately $450,000 over the remainder of 1999. At December 31, 1998, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $5,452,000 expiring through 2018.

         The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Company has identified three major areas determined to be critical for successful Y2K compliance: (1) financial and information system applications, (2) manufacturing applications and (3) third-party relationships. In the financial and information system and manufacturing areas, the Company's core financial and reporting systems, which were not Y2K compliant, have been replaced with Y2K compliant systems. The Company is requesting assurances from all software vendors from which it has purchased or from which it may purchase software that such software will correctly process all date information at all times. In the third-party area, the Company is in the process of identifying areas of exposure. The Company is querying its suppliers and contractors as to their progress in identifying and addressing problems that their computer systems will face in correctly processing date information as the Year 2000 approaches. The Company has not determined what costs, if any, will be incurred in connection with the third-party area. The failure by the Company or a third party supplier or contractor to correct a material Y2K problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of the Company's customers, suppliers, and other third-party providers, the Company is unable to determine at this time whether the consequences of any Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition.


 Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds

         A. On May 26, 1999, at the 1999 Annual Meeting the Company's stockholders approved certain amendments to the Company's Certificate of Incorporation to: (a) classify the Board, effective with the 1999 Annual Meeting, into three classes, as nearly as equal as possible, so that each director (after a transitional period) will serve for three years, with one class of directors being elected each year; (b) provide that directors may be removed only for cause by the affirmative vote of at least eighty percent (80%) of the voting power of all of the outstanding shares of capital stock of the Company entitled to vote generally in the election of directors, voting together as a single class; (c) provide that any vacancy on the Board may be filled only by a majority vote of the directors then in office, even if less than a quorum, and that a director elected to fill a vacancy hold office until the next election of the class for which such director shall have been chosen; (d) increase the stockholder vote required to alter, amend, repeal or adopt any provision inconsistent with these proposed amendments to at least eighty percent (80%) of the voting power of all of the outstanding shares of capital stock of the Company entitled to vote generally in the elections of directors, voting together as a single class; and (e) provide for certain other related matters. The full text of the proposed amendments to the Certificate of Incorporation are set forth in Exhibit A to this Proxy Statement, and the descriptions thereof in this Proxy Statement are qualified in their entirety by reference thereto. The Company's Amended Certificate of Incorporation is filed herewith as Exhibit 3.1.

         B.       Not applicable.

         C.(i). Pursuant to stockholder approval received on May 26, 1999 at the 1999 Annual Meeting, the Company is offering (the "Offering") in a private placement for sale to persons who qualify as "accredited investors" as that term is defined in Rule 501 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), units (the "Units"), each Unit consisting of one share of Class A Common Stock and one redeemable warrant (the "Warrants"), with a minimum offering of 100,000 Units and a maximum offering of 1,250,000 Units (the "Maximum Offering"). Each Warrant will be exercisable for a four-year period, beginning on the date of the initial closing of the Offering, to purchase one share of Class A Common Stock at exercise prices per share of $3.00 during the first year, $4.00 during the second year, $5.00 during the third year and $6.00 thereafter. It is currently anticipated that the Warrants will be redeemable at the option of Company at $0.01 per Warrant in the event that the average closing bid price as quoted by Nasdaq (the average last reported sales price if then listed on any national securities exchange) of the Class A Common Stock over twenty successive trading days is equal to or greater than $5.00 during the first year, $6.00 during the second year, $7.00 during the third year and $8.00 thereafter, subject to the holder's right to exercise. If the Class A Common

Stock is neither quoted on the Nasdaq Market nor listed on any national securities exchange, it is anticipated that the Warrants will be redeemable at the option of the Company if the average closing bid price of the Common Stock as reported in the over-the-counter market in the so-called "pink sheets" or the "OTC Bulletin Board Service" over twenty successive trading days is $1.00 higher than the price for each relevant redemption period set forth in the preceding sentence.

         The Company has retained Indianapolis Securities, Inc., a National Association of Securities Dealers (NASD) member, as placement agent (the "Placement Agent") in connection with the Offering of the Units on a "best efforts" basis. The Company has agreed to pay the Placement Agent a ten percent (10.0%) cash commission and Warrants equal to 10.0% of the Units sold (the "Placement Agent Warrants") for investors identified and brought to the Offering by the Placement Agent. For investors identified and brought to the Offering by the Company, the Placement Agent will not receive any cash commissions or Placement Agent Warrant allocations.

         The Units will be offered in accordance with Rule 506 of Regulation D promulgated under the Securities Act, and accordingly the securities offered in the Offering will not be registered under the Securities Act and may not be offered or sold by the holders thereof absent registration or an applicable exemption from the registration requirements. The Company will, however, undertake to use its commercially reasonable best efforts to file a registration statement under the Securities Act to register for resale the shares of the Class A Common Stock included in the Units and issuable upon exercise of the Warrants no later than eight (8) months following the final closing of the Offering.

         As of August 13, 1999, the Company has sold in the third quarter 288,550 Units for $504,962.50 ($457,747.50 net of underwriter's commissions). Under the Offering, the Company may sell up to an additional 961,450 Units.

         C.(ii). On August 4, 1999, the Company was required to redeem 93,333 shares of Class A Common Stock held by Bausch & Lomb Pharmaceuticals, Inc. in conjunction with the satisfaction of milestone payment under its collaboration and sale/license agreement with Bausch & Lomb. The shares were redeemed at Bausch & Lomb's original purchase price of $1.875 per share.

Item 4.  Submission of Matters to a Vote of Security Holders

         The following items were submitted to a vote of the stockholders at the Company's Annual Meeting on May 26, 1999:

         1.       Election of Directors.  The following directors were elected:

                                                           Votes
                                               For        Against  Withheld

                  James C. Richards         3,340,241      32,022     0
                  Jack H. Kessler           3,340,241      32,022     0
                  Paul C. Desjourdy         3,340,241      32,022     0
                  Richard F. Maradie        3,340,241      32,022     0
                  Eugene Lieberstein        3,340,241      32,022     0

         2. Amendment to the Company's 1993 Stock Option Plan.

                                                     Votes
                                    For              Against  Withheld
                                    2,457,550        95,322     12,900

         3. Amendment to the Company's Certificate of Incorporation.

                                                     Votes
                                    For              Against  Withheld
                                    2,457,550        95,322     12,900

         4. Proposal to issue and sell 1,250,000 Units in a private placement.

                                                     Votes
                                    For              Against  Withheld
                                    2,478,488        79,784      7,500

         5. Ratification of BDO Seidman,  LLP as the independent auditors of the
Company:

                                                     Votes
                                    For              Against  Withheld
                                    3,348,341        18,922      5,000

         Each item identified above was described in the Company's Proxy Statement for the Annual Meeting of Stockholders. Each item received the necessary votes for approval.

Item 5. Other Information

         1. In July 1999, the Company received a notice of termination from Watson Pharmaceuticals, Inc. regarding the Company's collaborative agreement with Oclassen Pharmaceuticals, Inc. covering the field of dermatology. Upon receipt of the notice, Symbollon is free to pursue the commercialization of the Company's technology in the field of dermatology independent of Oclassen.

         2. On August 4, 1999, pursuant to the Company's collaboration and sale/license agreement with Bausch & Lomb Pharmaceuticals, Inc., Symbollon received a $750,000 milestone payment. As allowed under its Stock Purchase Agreement, Bausch & Lomb satisfied $175,000 of its obligation by requiring the Company to redeem 93,333 shares of its redeemable Class A Common Stock. The shares were redeemed at Bausch & Lomb's original purchase price of $1.875 per share.

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

                                SYMBOLLON CORPORATION



Date:  August 13, 1999          By: /s/ Paul C. Desjourdy
                                    -------------------------------------------
                                    Paul C. Desjourdy, Exec. Vice President/CFO
                                    and authorized signatory

                              SYMBOLLON CORPORATION

                                INDEX TO EXHIBITS

                                                                         Page #

3.1 Amended Certificate of Incorporation of the Company; including Certificate of Designation, Preferences and Rights of Series A Preferred Stock of the Company.

3.2  Amended By-Laws of the Company.

10.1 1993 Stock Option Plan of the Company, as amended.

27.1 Financial Data Schedule.