Form 10QSB
period 1999-09-30
SYMBOLLON CORP
filed 1999-11-10
CIK 912086

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                    November 13, 1999
                                    -----------------
        Class A Common Stock            4,334,183
        Class B Common Stock               15,738

Transitional Small Business Disclosure Format (check one):

                    Yes             No    X
                        --------       --------

                              SYMBOLLON CORPORATION
                          (a development stage company)

                                      INDEX

                                                                          PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

             Unaudited Condensed Balance Sheets
             - September 30, 1999 and December 31, 1998                      1

             Unaudited Condensed Statements of Operations
               and Deficit Accumulated During the Development
               Stage - For the nine and three months
               ended September 30, 1999 and September 30, 1998               2

             UnauditedCondensed  Statements  of Cash  Flows - For the  nine months ended September 30, 1999
               and September 30, 1998                                        3

             Notes to the Unaudited Condensed Financial Statements           4

         Item 2.  Management's Discussion and Analysis
                  or Plan of Operation                                       5

PART II.  OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds                   8

         Item 5.  Other Information                                          9

         Item 6.  Exhibits and Reports on Form 8-K                           9

SIGNATURE                                                                    9

INDEX TO EXHIBITS                                                            10

                        Part I - Financial Information

Item 1 - Financial Statements

                             SYMBOLLON CORPORATION
                         (a development stage company)

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                                          September 30,     December 31,
                                                                              1999              1998
                                                                          -------------     ------------
Current assets:
  Cash and cash equivalents............................................... $ 2,424,378      $ 1,514,115
  Restricted cash.........................................................     154,563          297,554
  Accounts receivable.....................................................     220,972          207,172
  Inventory...............................................................     148,982           69,382
  Prepaid expenses........................................................      26,348           83,104
                                                                           -----------      -----------
        Total current assets.............................................. $ 2,975,243      $ 2,171,327

Equipment and leasehold improvements, net of
 accumulated depreciation and amortization................................      99,770          125,572
Other assets:
    Patent and trademark cost, net of accumulated amortization............     217,797          205,226
    Deposit...............................................................       2,364            2,364
                                                                          ------------      -----------
        TOTAL............................................................. $ 3,295,174      $ 2,504,489
                                                                          ============      ===========

                                   LIABILITIES
Current liabilities:
  Accounts payable........................................................ $   219,763      $    87,654
  Accrued expenses........................................................     361,903            4,403
  Other current liabilities...............................................       1,450           19,149
                                                                          ------------      -----------
        Total current liabilities.........................................     583,116          111,206

Redeemable common stock, Class A, par value $.001 per share,  93,334 and 669,545 shares  issued at  September  30,  1999 and  December  31,  1998,  respectively
 (aggregate involuntary
 liquidation value $175,000 and $850,000, respectively)...................     175,000          850,000

                               STOCKHOLDERS' EQUITY

Preferred  stock,  par  value  $.001  per  share,  5,000,000  shares authorized, none issued..................................................
Common stock, Class A, par value $.001 per share,
 18,750,000 shares authorized, 3,962,464 and 2,919,786 shares issued at
 September 30, 1999 and December 31, 1998, respectively...................       3,962            2,920
Convertible Common stock, Class B, par value $.001 per share,
 1,250,000 shares authorized, 15,738 shares issued at
 September 30, 1999 and December 31, 1998, respectively...................          16               16
Additional paid-in capital................................................   8,664,844        7,254,712
Deficit accumulated during the development stage..........................  (6,131,764)      (5,714,365)
                                                                          ------------      -----------
     Total stockholders' equity...........................................   2,537,058        1,543,283
                                                                          ------------      -----------

        TOTAL............................................................. $ 3,295,174      $ 2,504,489
                                                                          ============      ===========

See notes to condensed financial statements.


                             SYMBOLLON CORPORATION
                          (a development stage company)

           CONDENSED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                          DURING THE DEVELOPMENT STAGE
                                  (Unaudited)
                                                                                                               Period From
                                                                                                              July 15, 1986
                                                        Three Months Ended            Nine Months Ended      (Inception) to
                                                           September 30,                September 30,         September 30,
                                                         1999         1998           1999          1998           1999
                                                     -----------   -----------    -----------   -----------    -----------
Revenue:
Net product sales.................................   $   122,100   $    59,675    $   294,600   $   170,176    $ 1,335,588
Contract revenue..................................        98,872        19,085        287,751        19,085        932,501
License fee revenue...............................       750,000       400,000        750,000       400,000      2,940,000
                                                     -----------   -----------    -----------   -----------    -----------
        Total revenue.............................       970,972       478,760      1,332,351       589,261      5,208,089

Operating Expenses:
    Cost of goods sold............................   $    64,167   $    36,087    $   204,357   $   109,295    $   799,558
    Research and development costs................       384,885       278,512      1,298,993       812,407      6,580,707
    General and administrative expenses...........        99,722        96,784        295,741       362,033      4,231,007
                                                     -----------   -----------    -----------   -----------    -----------
        Total operating expenses..................       548,774       411,383      1,799,091     1,283,735     11,611,272
                                                     -----------   -----------    -----------   -----------    -----------

Income (Loss) from operations.....................       422,198        67,377       (466,740)     (694,474)    (6,403,183)

Interest income...................................        18,838        20,601         49,341        75,677        627,679

Interest expense and debt issuance costs..........                                                                (356,260)
                                                     -----------   -----------    -----------   -----------    -----------

Net Income (Loss).................................   $   441,036   $    87,978    $  (417,399)  $  (618,797)   $(6,131,764)
                                                                                                               ===========
Basic Net Income (Loss) per share of common stock.   $      0.15   $      0.03    $     (0.14)  $     (0.24)
                                                     ===========   ===========    ===========   ===========

Diluted Net Income (Loss) per share of common stock  $      0.14   $      0.03    $     (0.14)  $     (0.24)
                                                     ===========   ===========    ===========   ===========

Weighted average number of common shares
 outstanding......................................     3,022,127     2,754,429      2,945,511     2,584,874
                                                     ===========   ===========    ===========   ===========

Weighted average number of common shares and
 potential dilutive common shares outstanding.....     3,148,439     2,754,429      2,945,511     2,584,874
                                                     ===========   ===========    ===========   ===========



See notes to condensed financial statements.

                             SYMBOLLON CORPORATION
                         (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                                           Period From
                                                                                          July 15, 1986
                                                                 Nine Months Ended       (Inception) to
                                                                   September 30,          September 30,
                                                                1999          1998           1999
                                                             -----------   -----------    -----------
Cash flows from operating activities:
    Net income (loss).....................................   $  (417,399)  $  (618,797)   $(6,131,764)
    Adjustments  to  reconcile  net income (loss) to net
    cash  provided  by  (used  in) operating activities:
      Depreciation and amortization expense...............        34,383        35,299        462,762
      Amortization of debt issuance costs.................                                    130,000
      Accrued rent........................................
      Loss on disposition of equipment....................                                     19,542
      Changes in:
        Restricted cash...................................       142,991                     (154,563)
        Accounts receivable...............................       (13,800)       (9,726)      (220,972)
        Inventory.........................................       (79,600)      (30,072)      (148,982)
        Prepaid expenses..................................        56,756      (169,153)       (26,348)
        Accounts payable and other current liabilities....       471,910        44,748        640,291
                                                             -----------   -----------    -----------
        Net cash provided by (used in)
        operating activities..............................       195,241      (747,701)    (5,430,034)
                                                             -----------   -----------    -----------
Cash flows from investing activities:
    Equipment and leasehold improvements costs............        (3,563)      (24,173)      (368,389)
    Patent and trademark costs............................       (17,590)      (41,193)      (442,783)
    Proceeds from sale of equipment.......................                                     11,300
    Deposit...............................................                                     (2,364)
                                                             -----------   -----------    -----------
      Net cash provided by (used in) investing activities.       (21,153)      (65,366)      (802,236)
                                                             -----------   -----------    -----------
Cash flows from financing activities:
    Warrant conversion....................................                                    629,204
    Borrowings from stockholders..........................                                    253,623
    Repayment to stockholders.............................                                   (127,683)
    Sale of common stock and units........................       736,175       351,312      8,794,906
    Sale of option to purchase units......................                                        100
    Public offering costs.................................                                 (1,343,502)
    Issuance of preferred stock...........................                                    450,000
                                                             -----------   -----------    -----------
      Net cash provided by financing activities...........       736,175       351,312      8,656,648
                                                             -----------   -----------    -----------
NET INCREASE (DECREASE) IN CASH...........................       910,263      (461,755)     2,424,378
Cash at beginning of period...............................     1,514,115     2,527,865
                                                             -----------   -----------    -----------
CASH AT END OF PERIOD.....................................   $ 2,424,378   $ 2,066,110    $ 2,424,378
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

         In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the nine and three-month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Note C - Capitalization:

         Pursuant to stockholder approval received on May 26, 1999 at the 1999 Annual Meeting, the Company offered (the "Offering") in a private placement up to 1,250,00 units (the "Units"), each Unit consisting of one share of Class A Common Stock and one redeemable warrant exercisable for another share of Class A Common Stock. The Company sold 836,685 Units for $1,464,199 ($1,357,466 net of placement agents' commissions), of which 278,385 Units were sold in the fourth quarter of 1999 (see Part II - Item 2. "Changes in Securities and Use of Proceeds" below).

Item 2.  Management's Discussion and Analysis or Plan of Operation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

         Symbollon is a development stage company. Since inception of the Company's predecessor in 1986, the Company's efforts have been principally devoted to research and development, securing patent and trademark protection and raising capital, most of which efforts commenced after May 1991. Except for revenue earned since 1995 on sales of IodoZyme, the Company's sole revenue to date has been from research and development contracts with corporate partners and interest income.

Forward-Looking Statements

In addition to the historical information contained herein, this Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements concerning plans, objectives, goals, strategies, prospects, revenues, liquidity and capital resources, financial needs, future performance, costs and expenditures and Year 2000 matters. Such statements may be identified or qualified, without limitation, by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance, achievements and results may differ materially from those expressed, projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the Company's early stage of development, dependence on collaborative partners, additional financing requirements and availability, history (and expectation) of losses, uncertainty of patent protection, uncertainty associated with preclinical and clinical testing, market acceptance, intense competition, government regulation, dependence on key personnel, lack of marketing and manufacturing experience, reimbursement and drug pricing uncertainty, potential product liability, material incompatibility, ability to maintain its Nasdaq SmallCap Market listing, possible Year 2000 problems, hazardous materials, and the other risks and uncertainties described or discussed in the section "Risk Factors" in the Annual Report on Form 10-KSB for the period ended December 31, 1998. The forward-looking statements contained herein represent the Company's judgment as of the date of the Quarterly Report on Form 10-QSB, and the Company cautions readers not to place undue reliance on such statements.

Results of Operations

         Symbollon's net income for the three-month period ended September 30, 1999 was $441,036, reflecting an increase of $353,058 from a net income of $87,978 in the comparable 1998 period. Symbollon's net loss for the nine-month period ended September 30, 1999 was $417,399, reflecting a decrease of $201,398 from a net loss of $618,797 in the comparable 1998 period. The increased income for the three-month period and the decreased loss for the nine-month period resulted primarily from increased revenues, partially offset by increased development costs related to the Company's ongoing Phase II clinical trial. The Company expects to continue to incur operating losses for the foreseeable future.

         Product revenues from sales of IodoZyme for the three and nine-month periods ended September 30, 1999 were $122,100 and $294,600, respectively, reflecting an increase of $62,425 and $124,424, respectively, from the product sales in the comparable 1998 periods. Because the Company's exclusive marketing partner orders IodoZyme a limited number of times each year, the changes between periods reflect mostly timing differences in receipt of those orders from the marketing partner, and the increased sales for the nine-month period do not necessarily reflect correspondingly increased sales for the entire year.

         The gross profit margin on product sales for the three and nine-month periods ended September 30, 1999 were 47% and 31%, respectively, compared to 40% and 36%, respectively, in the comparable 1998 periods. The decrease in the gross profit margin on product sales for the nine-month period ended September 30, 1999 was primarily due to increased labor and component costs and overhead expenses.

         Contract revenues for the three-month period ended September 30, 1999 were $98,872, reflecting an increase of $79,787 from the contract revenues in the comparable 1998 period. Contract revenues for the nine-month period ended September 30, 1999 were $287,751, reflecting an increase of $268,666 from the contract revenues in the comparable 1998 period. The contract revenues for the three and nine-month periods ended September 30, 1999 were generated from development activities related to the corporate relationship with Bausch & Lomb Pharmaceuticals, Inc.

         License fees for the three and nine-month periods ended September 30, 1999 were $750,000, reflecting an increase of $350,000 from the license fees in the comparable 1998 periods. The increases for the three and nine-month periods resulted from an increase in license fees from the Company's corporate relationship with Bausch & Lomb in the field of ophthalmology.

         Research and development expenses for the three and nine-month periods ended September 30, 1999 were $384,885 and $1,298,993, respectively, reflecting an increase of $106,373 and $486,586, respectively, from the research and development expenses in the comparable 1998 periods. The increases resulted from increased development expenses related to the Company's drug candidate for the treatment of fibrocystic breast disease, including consulting fees and clinical costs associated with the Company's ongoing Phase II clinical trial and conducting a Phase I clinical trial. The Company anticipates that research and development expenses will remain high over the remainder of 1999 as the Company completes its ongoing Phase II clinical trial for its drug to treat fibrocystic breast disease.

         General and administrative expenses for the three-month period ended September 30, 1999 was $99,722, reflecting an increase of $2,938, from the general and administrative expenses in the comparable 1998 period. General and administrative expenses for the nine-month period ended September 30, 1999 was $295,741, reflecting a decrease of $66,292, from the general and administrative expenses in the comparable 1998 period. The decreased expenses for the nine-month period resulted primarily from decreased employee salaries and related costs and decreased investor and public relations expenses. The Company anticipates that general and administrative expenses will remain at current levels for the remainder of 1999.

Liquidity and Capital Resources

         The Company has primarily funded its activities through proceeds from private and public placements of equity. As of September 30, 1999, the Company had working capital of $2,392,127.

         The Company continues to incur operating losses and has incurred a cumulative loss through September 30, 1999 of $6,131,764. However, the Company believes that it has the necessary liquidity and capital resources, together with anticipated future revenues, to sustain planned operations for the twelve months following September 30, 1999. In the event that the Company's internal estimates relating to its planned revenues or expenditures prove materially inaccurate, the Company may be required to reallocate funds among its planned activities and curtail certain planned expenditures.

         During the remainder of 1999, the Company anticipates paying approximately $76,250 as compensation for its current executive officers, and approximately $7,763 for lease payments on its facilities. The Company anticipates that the Phase II clinical trial for its drug to treat fibrocystic breast disease will cost approximately $250,000 over the remainder of 1999. At December 31, 1998, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $5,452,000 expiring through 2018.

         The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Company has identified three major areas determined to be critical for successful Y2K compliance: (1) financial and information system applications, (2) manufacturing applications and (3) third-party relationships. In the financial and information system and manufacturing areas, the Company's core financial and reporting systems, which were not Y2K compliant, have been replaced with Y2K compliant systems. The Company is requesting assurances from all software vendors from which it has purchased or from which it may purchase software that such software will correctly process all date information at all times. In the third-party area, the Company is in the process of identifying areas of exposure. The Company is querying its suppliers and contractors as to their progress in identifying and addressing problems that their computer systems will face in correctly processing date information as the Year 2000 approaches. Through September 30, 1999, the Company estimates that it has spent approximately $5,000 in its efforts to achieve Y2K compliance, all of which has been recognized as an expense in the Company's Statement of Operations, and estimates that such costs subsequent to September 30, 1999 will aggregate $5,000. The Company has not determined what costs, if any, will be incurred in connection with the third-party area. The failure by the Company or a third party supplier or contractor to correct a material Y2K problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of the Company's customers, suppliers, and other third-party providers, the Company is unable to determine at this time whether the consequences of any Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition.


Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds

         C.(i). During October 1999, the Company completed the sale in its private placement ("Offering") to persons who qualify as "accredited investors" as the term is defined in Rule 501 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), of an aggregate of 836,685 units (the "Units") at a price of $1.75 per Unit, inclusive of 288,550 Units whose sale was previously disclosed in the Company's Form 10-QSB for the quarterly period ended June 30, 1999. Each Warrant will be exercisable for a four-year period ending on August 10, 2003, to purchase one share of Class A Common Stock at exercise prices per share of $3.00 during the first year, $4.00 during the second year, $5.00 during the third year and $6.00 thereafter. The Warrants are redeemable at the option of Company at $0.01 per Warrant in the event that the average closing bid price as quoted by Nasdaq (the average last reported sales price if then listed on any national securities exchange) of the Class A Common Stock over twenty successive trading days is equal to or greater than $5.00 during the first year, $6.00 during the second year, $7.00 during the third year and $8.00 thereafter, subject to the holder's right to exercise. If the Class A Common Stock is neither quoted on the Nasdaq Market nor listed on any national securities exchange, the Warrants are redeemable at the option of the Company if the average closing bid price of the Common Stock as reported in the over-the-counter market in the so-called "pink sheets" or the "OTC Bulletin Board Service" over twenty successive trading days is $1.00 higher than the price for each relevant redemption period set forth in the preceding sentence.

         Indianapolis Securities, Inc., a National Association of Securities Dealers (NASD) member, served as placement agent (the "Placement Agent") in connection with the Offering of the Units on a "best efforts" basis. The Company agreed to pay the Placement Agent a ten percent (10.0%) cash commission and Warrants equal to 10.0% of the Units sold (the "Placement Agent Warrants") for investors identified and brought to the Offering by the Placement Agent. For investors identified and brought to the Offering by the Company, the Placement Agent did not receive any cash commissions or Placement Agent Warrant allocations.

         The Units were offered in accordance with Rule 506 of Regulation D promulgated under the Securities Act, and accordingly the securities offered in the Offering were not registered under the Securities Act and may not be offered or sold by the holders thereof absent registration or an applicable exemption from the registration requirements. The Company did, however, undertake to use its commercially reasonable best efforts to file a registration statement under the Securities Act to register for resale the shares of the Class A Common Stock included in the Units and issuable upon exercise of the Warrants no later than eight (8) months following the final closing of the Offering.

The Company received gross proceeds of $1,464,199 from the sale of the Units. Total Placement Agent commissions were $106,733, resulting in proceeds to the Company of $1,357,466 net of the Placement Agent's commissions.

Item 5. Other Information

         On September 23, 1999, Symbollon was granted a qualifications exception by the Nasdaq Listing Qualifications Panel. In accordance with that decision, on or before October 15, 1999, the Company was obligated to make a public filing with the Securities and Exchange Commission (the "SEC") and Nasdaq evidencing a minimum of $2,700,000 in net tangible assets. The filing was to contain a balance sheet with pro forma adjustments for any significant events or transactions occurring on or before the filing date. On October 13, 1999, the Company filed a Form 8-K containing a balance sheet as of August 31, 1999, including pro forma adjustments for any significant events or transactions occurring on or before the filing date since August 31, 1999, evidencing over $2,700,000 in net tangible assets. On October 21, 1999, the Company received a letter from Nasdaq indicating that the Company had complied with the terms of its exception; and therefore, the Company shall continue to be listed on The Nasdaq SmallCap MarketSM under the listing symbol "SYMBA".

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  See Index to Exhibits on Page E-1.

         (b)      Reports on Form 8-K

                  The Company filed a report on Form 8-K on October 13, 1999. The report contained an Item 5 disclosure concerning the Company's continued listing on The Nasdaq SmallCap Market (see Part II - Item 5. "Other Information" above).


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                  SYMBOLLON CORPORATION

Date:  November 10, 1999          By: /s/ Paul C. Desjourdy
                                     ---------------------------------------
                                     Paul C. Desjourdy, Exec. Vice President/CFO
                                     and authorized signatory

                              SYMBOLLON CORPORATION

                                INDEX TO EXHIBITS

                                                                         Page #

10.14  Form of Subscription Agreement, dated as of August 10, 1999, between the Company and the purchasers of Units...................

10.15  Form of Redeemable Warrant for the purchase of shares of
       Class A Common Stock, dated as of August 10, 1999, issued
       to purchasers of Units............................................

27.1   Financial Data Schedule...........................................