Form 10KSB
period 1999-12-31
SYMBOLLON CORP
filed 2000-03-27
CIK 912086

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1999
                                       OR

[   ]   TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 for the transition period from __________ to __________

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year (year ended December 31, 1999) were $1,514,172.

As of March 17, 2000, the aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer was approximately $34,618,250 based upon the closing price of such stock on that date.

As of March 17, 2000, 3,694,611 shares of Class A Common Stock of the issuer were outstanding. See "Market for Common Equity and Related Stockholder Matters."

    Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 24, 2000 are incorporated by reference into Part III hereof. With the exception of the portions of such Proxy Statement expressly incorporated into this Annual Report on Form 10-KSB by reference, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-KSB.

Special Note Regarding Forward Looking Statements

         In addition to the historical information contained herein, this Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements concerning plans, objectives, goals, strategies, prospects, financial needs, future performance and future costs and expenditures. Such statements may be identified or qualified, without limitation, by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance, achievements and results may differ materially from those expressed, projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed in the section "Risk Factors" in this Annual Report on Form 10-KSB. The forward-looking statements contained herein represent the Company's judgment as of the date of this Annual Report on Form 10-KSB, and the Company cautions readers not to place undue reliance on such statements.

                                     PART I

Item 1.  Description of Business

General Background

         Symbollon Corporation (the "Company" or "Symbollon") is engaged in development and commercialization of proprietary iodine-based pharmaceutical agents and antimicrobials (collectively referred to as "applications"). The Company is a Delaware corporation incorporated in August 1993 and is the successor by merger to a Massachusetts corporation of the same name incorporated in May 1991, which was the successor by merger to an Illinois corporation, which was incorporated in July 1986.

The Company's Technology

         The Company has developed proprietary iodine technology that the Company believes maximizes the "therapeutic index" of iodine. The "therapeutic index" of a drug is the ratio of the largest safe dose to the smallest effective dose. Iodine has been shown to be a rapid acting, broad-spectrum antimicrobial and an effective therapeutic for certain pharmaceutical applications. The Company's technology accomplishes this by controlling the ratio of molecular iodine (I2), to the other inactive species of iodine typically present in solution. The Company believes that this will enable it to produce iodine-based applications having advantages over currently available products.

         The Company believes that its iodine-based technology has potential use in a number of diverse product application areas. These applications can be grouped into the following categories: women's healthcare and infection control.

         When used for infection control applications, the Company believes that the major strengths of its patented technology are the minimization of staining and color associated with traditional iodine products, broad spectrum of antimicrobial activity, rapidity of cidal activity, safe residues, no known resistance and no environmental disposal concerns. The primary weaknesses of the Company's technologies are the inconvenience and cost of a multi-part delivery system and the potential for staining and corrosivity.

         Concerning women's healthcare, Symbollon believes that a relationship exists between iodine deficiency and the increased incidence of certain female health problems. These female health problems include some types of pre-menopausal breast cancer, fibrocystic breast disease and endometriosis. The Company believes that the underlying causation of these problems relates to the monthly ovarian cycle and the proper functioning of the gonadotropic hormones. Certain supporting medical research conducted over the last twenty years has suggested that therapeutically administered molecular iodine may normalize the estrogen/progesterone hormone levels.

Bovine Teat Sanitizer Product

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

         Total product sales for 1999 and 1998 from IodoZyme are as follows:

                                             Year Ended December 31,
                                        ------------------------------------
                                          1999                         1998
                                          ----                         ----

        United States                   $283,758                     $325,935
        Rest of World                    141,451                       97,506
                                         -------                      -------

        Total Product Sales             $425,209                     $423,441
                                        ========                     ========

         The Company's invoice terms are net 30 days. The Company had no orders for future delivery of IodoZyme at December 31, 1999, as compared to $33,985 of firm orders for future delivery at December 31, 1998.

Product Development

         During 1999 the Company concentrated its product development work on proposed product applications for a treatment for fibrocystic breast disease and the treatment of various dermatological and ophthalmic diseases.

         The Company spent approximately $1,245,000 and $1,643,000 on research and development during the years ended December 31, 1998 and 1999, respectively. Since inception, the Company has spent approximately $6,925,000 on research and development. Under certain collaborative relationships, the Company has received payments which are reflected in the Company's financial statements as contract and license fee revenues.

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

         The  Company's  current  strategic   corporate  partners  and  material
developments in the Company's ongoing programs during fiscal 1999 are described below.

         Women's Healthcare

         The Company has developed an oral dosage form of its technology which generates molecular iodine in situ in the stomach of the patient. The Company refers to this tablet as IoGen(TM). Based on the available scientific literature, the Company believes that IoGen may be effective in the prevention and treatment of certain female health problems, including some types of pre-menopausal breast cancer, fibrocystic breast disease and endometriosis.

         We chose to initially pursue fibrocystic breast disease based on the published results covering previous independent third party testing conducted for this indication. Collectively, more than 1,500 women afflicted with fibrocystic breast disease have been orally administered various forms of iodine with reported clinical improvement in breast disease occurring in 60% or greater of those women. Fibrocystic breast disease is a benign breast condition affecting approximately thirty percent of the women of childbearing age, which represents in the United States about 24 million women. However, estimates indicate that only 3.3 million of those women have been formally diagnosed with the disease. Fibrocystic breast disease is characterized by lumpiness, breast pain and tenderness.

         During 1998, the Company began a multi-center Phase II clinical trial evaluating IoGen in patients with moderate to severe fibrocystic breast disease. The randomized, double-blind, placebo-controlled study will evaluate the clinical effects and safety of IoGen at three dose levels compared with placebo in a group of approximately 100 patients. In the Phase II trial, patients received IoGen or placebo daily for seven months, followed by a two-month observation period. Efficacy will be assessed by evaluating pain, tenderness, swelling, nodularity and breast thickness/density.

         In July 1999, the Company closed enrollment in the Phase II trial. The last patient will therefore finish dosing in March 2000 and complete the two-month observation period in May 2000. The Company anticipates that the data from this trial will be available in the third quarter of 2000.

         During 1999, the Company also conducted a Phase I clinical trial of IoGen to determine dose proportionality and bioavailability of the drug. The results from this Phase I study should be available in the second quarter of 2000. If the results from these clinical trials warrant, the Company plans to continue the clinical development of IoGen. The Company may need additional resources to continue the clinical development of IoGen. If the clinical development of IoGen does continue, Symbollon anticipates seeking a corporate relationship with a pharmaceutical company to commercialize IoGen. Clinical investigation of IoGen for use in certain of the other female health indications may be pursued during 2000 and beyond as resources allow.

         Ophthalmology Applications

         In August 1997, the Company signed a collaboration and sale/license agreement with Bausch & Lomb Pharmaceuticals, Inc. ("B&L") for ophthalmic products based on Symbollon's proprietary iodine technologies. Pursuant to the agreement, the companies plan to develop products for the treatment of infective diseases of the eye. Under the terms of the agreement, B&L obtained exclusive marketing rights in the United States and Canada for ophthalmic products based on Symbollon's iodine technologies. The agreement also provides B&L with options to broaden its exclusive marketing rights to include the rest of the world.

Subject to continuation of the agreement, B&L will make a series of milestone payments to Symbollon, plus royalty payments on product sales. In conjunction with the development collaboration, B&L also made an equity investment in Symbollon. B&L is primarily responsible for product development and commercialization. Symbollon consults, for a fee, on the product development.

         During 1999, the parties continued to develop a suitable formulation and initiated certain preclinical testing. The collaboration and sale/license agreement had anticipated that an Investigational New Drug ("IND") application covering use of the Company's chemistry in ophthalmology would have been filed by approximately August 1998; however, the development process has not advanced sufficiently to warrant such filing. The continuation of the collaboration between the companies is subject to B&L's right to termination. Given the continued delay to initiate clinical trials, the potential for B&L to exercise its termination right increases. In 2000, the Company plans to continue its consulting efforts to assist B&L in advancing the program toward filing an IND application to initiate clinical trials in humans.

         Dermatology Applications

         No development activity occurred under the Company's collaboration and license agreement with Oclassen Pharmaceuticals, Inc. ("Oclassen") to develop dermatological products based on Symbollon's proprietary iodine technology. Pursuant to the agreement, Oclassen exercised its right to terminate the agreement. Upon termination, all rights to exploit the Company's technology in the field of dermatology reverted back to Symbollon.

         During 2000, the Company plans to pursue development of dermatological products based on its technology. Resources allowing, the Company's goal is to initiate human clinical trials in dermatology.

         Other Potential Applications

         The Company believes that its technology has potential applications in the development of a variety of human healthcare and other products such as topical anti-infectives, oral care and hygiene products, wound care applications, and as a preventive for urinary tract infection. Given the Company's limited resources, although certain preliminary research, development and regulatory activities may be undertaken by the Company in some of these potential product areas, the Company's ability to fund the development and commercialization of such applications will depend in large part on entering into product development and commercialization agreements with corporate partners.

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

Patents and Proprietary Rights

         The Company considers patent protection of its iodine technology to be critical to its business prospects. The Company currently holds fourteen patents and four additional patent applications filed in the United States relating to its technology. In addition, the Company holds patents and has filed a number of patent applications relating to its technology in foreign countries.

                        Listing of United States Patents

Patent
Number          Title                                            Issue Date

4,476,108 "Bactericidal Method"                                October 9, 1984

4,937,072 "In Situ Sporicidal Disinfectant"                    June 26, 1990

4,996,146 "Rapid Sterilization Enzymatic Process with          February 26, 1991
           Persistence"

5,055,287 "Methods to Control Color During Disinfecting        October 8, 1991
           Peroxidase Reactions"

5,227,161 "Method to Clean and Disinfect Pathogens on the      July 13, 1993
           Epidermis by Applying a Composition Containing
           Peroxidase, Iodide Compound and Surfactant"

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

5,639,481 "Method for the Therapeutic Treatment of a           June 17, 1997
           Mammalian Eye"

5,648,075 "Iodine Based Germicidal Composition"                July 15, 1997

5,772,971 "Iodine-Based Microbial Decontamination System"      June 30, 1998

5,849,291 "Ophthalmic Non-Irritating Iodine Medicament"        December 15, 1998

5,885,592 "Method & Pharmaceutical Compositions for Oral       March 23, 1999
           Administration of Molecular Iodine"

5,962,029 "Iodine Germicides that Continuously Generate        November 5, 1999
           Free Molecular Iodine"


         The Company sold to B&L the United States patent issued in 1997 relating to a "Method for the Therapeutic Treatment of a Mammalian Eye." See "Research and Product Development - Ophthalmology Applications." If B&L terminates its collaboration and sale/license agreement with Symbollon, then the patent rights will revert back to Symbollon for no consideration. The Company continues to own the foreign rights and any continuations-in-part relating to the invention.

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

         The Company is aware of one company, Mimetix Inc., which was conducting human clinical trials in the United States and Canada utilizing an iodine-based compound for the treatment of fibrocystic breast disease. If Mimetix receives marketing approval for its drug compound prior to Symbollon, it could adversely affect the Company's ability to receive marketing approval, or if approved, the Company's ability to sell its product.

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

Employees

         As of December 31, 1999, the Company had four employees, all of whom are full-time. The Company has relationships with and from time to time engages the services of university professors and other qualified consultants to assist it in technological research and development. No employee of the Company is currently represented by a labor union. Management considers its employee relations to be good. The Company believes that the future success of the Company is dependent to a significant degree on its being able to continue to attract and retain skilled personnel.

Executive Officers

         The Company's executive officers are:

                  Name             Age    Position with the Company
                  ----             ---    -------------------------
         Jack H. Kessler, Ph.D.     49    Chief Executive Officer, Chief
                                          Scientific Officer, Secretary and
                                          Chairman of the Board of Directors

         Paul C. Desjourdy          38    President, Chief Operating Officer,
                                          Chief Financial Officer, General
                                          Counsel, Treasurer and Director

         Certain biographical information regarding each executive officer of the Company is set forth below:

         Jack H. Kessler, Ph.D., is the founder of the Company and has served as Chief Executive Officer since December 1999, as Chief Scientific Officer, Secretary, and a director since the Company's move to Massachusetts in May 1991, and as Chairman of the Board of Directors since May 1996. Dr. Kessler held the title of Executive Vice-President of the Company from May 1991 to December 1999, and from the Company's formation in Illinois in 1986 until 1991 Dr Kessler was the Company's sole stockholder and served as its sole officer and director. From January 1990 until May 1991, he served as principal systems engineer for Kollsman Manufacturing Company, a diagnostic instrument design and manufacturing company.

         Paul C. Desjourdy has served as President, Chief Operating Officer and General Counsel since December 1999, as Chief Financial Officer since July 1996, as Treasurer from May 1994, and as a director since August 1996. Prior to that time, he held the titles of Executive Vice President from July 1996 to December 1999, and Vice-President - Finance and Administration of the Company from September 1993 to June 1996. From September 1989 to September 1993, Mr. Desjourdy, a certified public accountant, was an attorney at the law firm of Choate Hall & Stewart.

         Officers are elected annually and serve at the discretion of the Board of Directors.

Risk Factors
         The following important factors, among others, could cause our performance, achievements and results to differ materially from those we express or suggest in forward-looking statements in this report or in other materials from time to time. Stockholders and prospective investors should carefully consider these risk factors when deciding whether to invest in or hold our common stock.

Our future revenues are dependent on existence of corporate licensing relationships

         We generate our revenues from corporate licensing arrangements. In the last two years, we had licensing relationships with West Agro, Inc., Bausch & Lomb and Oclassen. In 1999, Oclassen terminated their relationship covering the use of our technology in dermatology. All of our 1998 and 1999 revenues came from our remaining relationships with West Agro, Inc. and Bausch & Lomb. They can terminate their collaboration with us at any time. Since the development program with Bausch & Lomb has not progressed as quickly as expected, they might choose to terminate their relationship with us. If that happens, and we are not able to enter into new licensing relationships, our revenues for 2000 and beyond will significantly decrease.

We have no data that IoGen will effectively treat fibrocystic breast disease

         The Phase II clinical trial that we initiated in 1998 is the first trial run on IoGen. We did not conduct any animal or human studies to evaluate the potential effectiveness of IoGen before launching the Phase II trial. Our decision to invest in the clinical development of IoGen was based on information we obtained from the scientific literature. That literature indicated that prior studies utilizing iodine to treat fibrocystic breast disease reported clinical improvement in over 60% of the patients. We expect to complete the IoGen Phase II trial in the summer of 2000. See "Research and Product Development - Women's Healthcare." We do not know if the IoGen trials will be successful.

We lack the resources to conduct the necessary clinical trials required prior to commercial sales of our potential drugs

         Any drug candidates we develop will require significant additional research and development efforts, including extensive preclinical (animal and in vitro data) and clinical testing and regulatory approval, prior to commercial sale. In addition to IoGen, our other active drug development efforts are in dermatology and ophthalmology. We have not initiated our clinical trials in dermatology or ophthalmology. Under our arrangement with Bausch & Lomb, they are financially responsible for any clinical trials conducted in ophthalmology. We must pay for any future clinical trials in women's healthcare and dermatology. Our ability to conduct the necessary clinical trials depends on our generating the resources required to pay for this from future revenues, financings or licensing relationships. We may not be able to generate the necessary financial resources.

We may lose control over development and commercialization of drugs after we license them

         A key element of our strategy has been to fund most of our product development programs through collaborative agreements with major pharmaceutical companies. As part of these licensing relationships we may have to grant to the other party control over the development and commercialization process. If we enter into these relationships, we incur risks beyond those related to whether our technology can be formulated into an acceptable drug compound under regulatory requirements. These new risks include:

     o        the business priorities of our partner;
     o        the committed resources to the program;
     o        changes in management or ownership of our partner; and
     o        internal competition with other drug candidates of our partner.

         For example, our only existing collaborative agreement is with Bausch & Lomb. Under that collaboration, Bausch & Lomb is responsible for:

     o        conducting preclinical and clinical trials;
     o        obtaining required regulatory approvals of drug candidates;
     o        manufacturing any resulting products; and
     o        commercializing any resulting products.

         Bausch & Lomb is not obligated to develop or commercialize any drug candidates under the collaboration. Bausch & Lomb alone controls the amount and timing of resources dedicated by it to the program. Accordingly, Bausch & Lomb controls development progress. Moreover, Bausch & Lomb may view certain drug candidates developed utilizing Symbollon's technology as competitive with its own drugs or drug candidates. Accordingly, Bausch & Lomb may develop its existing or alternative technologies in preference to the drug candidates based on our technology. In addition, Bausch & Lomb may terminate the relationship at any time. If they did, our ability to further develop an ophthalmic product would be severely hampered without greater resources than we presently have.

         West Agro markets and distributes IodoZyme under an exclusive marketing and supply agreement which covers IodoZyme as well as other products which may be developed for use in dairy facilities. IodoZyme's future growth and profitability will depend, in large part, on the success of West Agro's personnel and others conducting marketing efforts on their behalf in fostering acceptance of IodoZyme as an alternative to other available products. In this regard, West Agro also markets and distributes products which are directly competitive with IodoZyme.

We have had difficulty raising additional funds

         We will require substantial additional funds to run our company. We need funds for

     o        developing our potential products;
     o        operating the company;
     o        pursuing regulatory clearances; and
     o        protecting our intellectual property rights.

         We intend to seek additional funds through public or private financing or collaborative or other arrangements with corporate partners. We have not been able to enter into a new corporate relationship since 1997. We believe that before we can enter into any significant new relationships, we will have to generate clinical results on our potential drugs. Our limited financial resources may require us to finance the cost of generating these results. During 1999, we had difficulty raising funds by selling equity. We obtained shareholder approval to sell up to 1,250,000 shares, with a like number of warrants. We were only able to sell 836,685 shares and warrants.

         Our common stock remains thinly traded. There is very little market support for our common stock. So long as these conditions exist, future financings will continue to be difficult. Ultimately, this could impact the terms and conditions upon which we are able to sell securities and raise funds. If adequate funds were not available when needed, we would be forced to limit the scope of our development or perhaps cease operations. See "Management's Discussion and Analysis or Plan of Operation."

We have a history of operating losses that may continue in the future

         We have incurred a cumulative operating loss of $6,444,769 through December 31, 1999. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop IodoZyme, IoGen and other potential product formulations, and from the associated administrative and patent costs. We expect to incur additional significant operating losses over the next several years and expect cumulative losses to increase substantially due to expanded development efforts, preclinical and clinical trials. In the next few years, our revenues may be limited to sales of IodoZyme, contract research payments and licensing milestone payments under the Bausch & Lomb agreement (unless terminated) and any amounts received under other research or development collaborations that we may establish. Ultimately, our long term profitability is dependent on our ability to

     o        complete the clinical  development  of our product  candidates,
     o        develop and obtain  patent  protection,
     o        obtain  regulatory  approvals  for  our  product candidates,
     o        manufacture  the  resulting  products  and
     o        commercialize  the resulting products.

         Based on the current status of our development efforts, we will not receive revenues or royalties from commercial sales for a significant number of years, if at all. Our failure to receive significant revenues or achieve profitable operations would impair our ability to sustain operations. See "Management's Discussion and Analysis or Plan of Operation."

Patent and proprietary rights are difficult to obtain and enforce

         Obtaining and enforcing patent and proprietary rights that cover our product candidates and processes is essential to our future success. Because of the length of time and considerable expense associated with bringing new drug candidates through the development and regulatory approval process to the marketplace, the pharmaceutical industry has traditionally placed considerable importance on obtaining patent and trade secret protection for significant new technologies, products and processes. However, legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under such patents are still developing. There is no consistent policy regarding the breadth of claims allowed in biotechnology patents. The patent position of a biotechnology firm is uncertain and involves complex legal and factual questions.

         We might not receive any additional patents from the patent applications we have filed. Further, any rights we may have under issued patents might not provide us with significant protection against competitive products or otherwise be commercially viable. Any existing or future patents issued to, or licensed by, us may subsequently be challenged, infringed upon, invalidated or circumvented by others. In addition, patents may have been granted, or may be granted, to others covering products or processes that are necessary or useful to the development of our product candidates. Our development, manufacture and sale of product candidates could be severely restricted or prohibited if they are found to infringe upon the patents, or otherwise impermissibly utilize the intellectual property, of others. In such event, we may be required to obtain licenses from third parties. We may not be able to obtain such licenses on acceptable terms, or at all. There has been significant litigation in the industry regarding patents and other proprietary rights. If we become involved in litigation regarding our intellectual property rights or the intellectual property rights of others, we might incur substantial litigation costs and have to pay substantial damages.

         In addition to patent protection, we rely on trade secrets, proprietary know-how and technological advances which we seek to protect, in part, by confidentiality agreements with our collaborative partners, employees and consultants. But these confidentiality agreements might be breached, and we might not have adequate remedies for any such breach. Moreover, our trade secrets, proprietary know-how and technological advances might otherwise become known or be independently discovered by others.

The outcome of clinical drug development cannot be predicted

         Our drug candidates will be subject to extensive preclinical and clinical trials to demonstrate their safety and efficacy in humans before we can obtain regulatory approvals for the commercial sale of any of our potential products. We are dependent on our collaborative partners to conduct clinical trials for the drug candidates covered by our collaborative agreements and may become dependent on other third parties to conduct future clinical trials of our internally developed drug candidates. Our only experience in conducting preclinical or clinical trials is with IoGen.

         We can not predict the successful outcome of our preclinical or clinical trials for our drug candidates. Companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a drug candidate under development could delay or prevent regulatory approval of the drug candidate and would have a material adverse effect on our business, operating results and financial condition. Our drug candidates will be subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies. These risks include the failure

     o to satisfy applicable regulatory standards for safety and effectiveness;
     o        to receive necessary regulatory clearances,
     o        to manufacture the product on a large scale,
     o        to develop into commercially viable products,
     o to obtain and enforce adequate proprietary protection for such product or
     o to avoid infringement of third party proprietary rights when marketing such products.

The drug industry is extremely competitive

         The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Most of these competitors employ greater financial and other resources, including larger research and development staffs and more effective marketing and manufacturing organizations, than we or our collaborative partners. Acquisitions of competing companies and potential competitors by large pharmaceutical companies or others could enhance financial, marketing and other resources available to such competitors. As a result of academic and government institutions becoming increasingly aware of the commercial value of their research findings, such institutions are more likely to enter into exclusive licensing agreements with commercial enterprises, including our competitors, to market commercial products. Our competitors may succeed in developing technologies and products that are more effective or less costly than any which we develop or which make our technology and future products obsolete and noncompetitive.

         In addition, most of our competitors have greater experience in conducting clinical trials and obtaining FDA and other regulatory approvals. Accordingly, our competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates more rapidly. Companies that complete clinical trails, obtain required regulatory agency approvals and commence commercial sale of their products before their competitors may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights that would delay our ability to market certain products. We are aware of one company, Mimetix Inc., that has conducted human clinical trials in the United States and Canada utilizing an iodine-based compound for the treatment of fibrocystic breast disease. If Mimetix receives marketing approval for its drug compound before we do, it could adversely affect our ability to receive marketing approval, or if approved, our ability to sell our product. Products resulting from our technology may not be able to compete successfully with competitors' existing products or products under development.

Drug development and commercialization is subject to extensive government regulation

         The FDA and comparable agencies in foreign countries impose substantial requirements upon the introduction of pharmaceutical products through lengthy and detailed preclinical, laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures to establish their safety and efficacy. All of our product candidates will require governmental approvals for commercialization, none of which we have obtained. Satisfaction of these requirements typically take a significant number of years and can vary substantially based upon the type, complexity and novelty of the product. Government regulation also affects the manufacturing and marketing of pharmaceutical products. The effects of government regulation on our potential products are far-reaching, and include

     o        possible delays in or denials to market them,
     o        costly procedural requirements may be imposed upon our activities,
     o competitive advantages may be obtained by companies with greater resources or experience,
     o possible limitations imposed on the indicated use for which they may be marketed and
     o continual review and periodic inspection of the manufacturing facilities for them.

The regulatory standards are applied stringently by the FDA and other regulatory authorities and failure to comply can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions and criminal prosecution.

         Teat sanitizers, although considered animal drugs by the FDA, do not currently require clearance by the FDA prior to marketing. The FDA, however, issued draft guidelines in 1993 governing teat dips and no assurance can be made that clearance by the FDA will not be required in the future. Required compliance with these guidelines or other FDA requirements which may be adopted, would have a significant adverse effect on the marketing of IodoZyme and, consequently, on our results of operations.

         As with many biotechnology and pharmaceutical companies, we are subject to numerous environmental and safety laws and regulations. Any violation of, and the cost of compliance with, these regulations could materially adversely affect our business, operating results and financial condition.

We are dependent on the continued employment of our executive officers

         We are highly dependent upon the efforts of our senior management and scientific team, including the services of Dr. Jack H. Kessler, the Chief Executive Officer, Chief Scientific Officer, Secretary and Chairman of the Board of Directors, and Paul C. Desjourdy, the President, Chief Operating Officer,

Chief Financial Officer, General Counsel, Treasurer and a director of Symbollon. Losing the services of one or both of these individuals might impede the achievement of our development objectives and could have a material adverse effect on our business. Because of the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain qualified scientific and technical personnel. Major pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions compete intensively for qualified personnel in our field of activity. We may not be able to continue to attract and retain the qualified personnel necessary for the development of our business. Loss of the services of, or failure to recruit, key scientific and technical personnel could adversely affect our business, operating results and financial condition.

We have no marketing experience within our company

         We have granted marketing rights to our collaborative partners with respect to products developed based on our technology, and we intend to rely on similar arrangements with others for the marketing and distribution of our products currently under development, including IoGen, if and when successfully developed and approved by applicable regulatory agencies. This results, and will result, in our not having control over some or all of the marketing and distribution of these products. We believe that we have entered into development agreements with parties experienced in the marketing of products in the areas licensed to them. Although we have no present plans to do so, we may, in the future, determine to directly market certain of our proposed products. We have no marketing experience and significant additional capital expenditures and management resources would be required to develop a direct sales force. In the event we elect to engage in direct marketing activities, there can be no assurance that we can obtain the requisite funds or attract and retain the human resources necessary to successfully market any products.

We have limited manufacturing experience within our company

         IodoZyme is currently produced through a combination of internal manufacturing activities and external contract manufacturers. We have granted manufacturing rights to Bausch & Lomb with respect to products developed under our collaboration, and we intend to rely on similar arrangements with others for the manufacturing of our products currently under development, if and when successfully developed and approved by applicable regulatory agencies. Our dependence on third parties for manufacturing may adversely affect our ability to develop and deliver products on a timely and competitive basis. If we are unable to develop or contract for manufacturing on acceptable terms, our ability to conduct preclinical and clinical trials with our drug candidates will be adversely affected. This could result in delays in the submission of drug candidates for regulatory approvals or in the initiation of new development programs, which in turn could materially impair our competitive position and the possibility of achieving profitability.

         Except for limited experience regarding IodoZyme, we have no experience with the manufacture of any of our products or proposed products. In the event we continue to perform our current IodoZyme manufacturing activities in-house, additional manufacturing space and equipment may be necessary beyond 1999 if our product volume increases. In addition, if we undertake to directly manufacture any of our proposed products, we will be required to attract and retain experienced personnel to develop a manufacturing capability and to comply with extensive government regulations with respect to our facilities, including among others, the FDA manufacturing requirements. We may not be able to successfully establish appropriate manufacturing operations.

Our proposed drug candidates will be impacted by cost reimbursement and drug pricing uncertainty

         The successful commercialization of, and the interest of potential collaborative partners to invest in, the development of our drug candidates will depend substantially on reimbursement of the costs of the resulting products and related treatments at acceptable levels from government authorities, private health insurers and other organizations, such as health maintenance organizations. Reimbursement in the United States or elsewhere may not be available for any products we may develop or, if available, may be decreased in the future. Limited reimbursement amounts may reduce the demand for, or the price of, our products, thereby adversely affecting our business. If reimbursement is not available or is available only to limited levels, we may not be able to obtain collaborative partners who will manufacture and commercialize our products, or we may not be able to obtain a sufficient financial return on our own manufacture and commercialization of any future products.

         Third-party payers are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which can control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government  insurance  programs,  may result in lower prices for  pharmaceutical products. The cost containment measures that health care providers are instituting, including practice protocols and guidelines and clinical pathways, and the effect of any health care reform, could materially adversely affect our ability to sell any of our products if successfully developed and approved. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.

Drug development and commercialization is subject to potential product liability

         Our business exposes us to potential liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. The use of our drug candidates in clinical trials may expose us to product liability claims and possible adverse publicity. These risks will expand with respect to our drug candidates, if any, that receive regulatory approval for commercial sale. Product liability insurance for the biotechnology industry is generally expensive, if available at all. We have product liability insurance covering our drug candidates in clinical trials which we believe is adequate to cover our current business exposure. However, such coverage is becoming increasingly expensive and we may not be able to retain insurance coverage at acceptable costs or in a sufficient amount. A product liability claim could adversely affect our business, operating results or financial condition.

Our technology has material incompatibility issues

         An important aspect of our present and future product candidates is that they must be compatible with the surfaces with which they come into contact. We have ceased efforts to develop a microbicide for dental handpieces and renal control units as a result of staining and corrosion caused by required microbicide formulations, and we have encountered problems of staining in connection with our efforts to develop a high level disinfectant for flexible endoscopes. We continue to investigate the balance between the level of efficacy and the need to avoid staining and corrosion. For any proposed product applications, staining or corrosion from a product candidate could be sufficient to limit or forestall regulatory approval or, if approved, could adversely affect market acceptance of such product. We might not be successful in overcoming any problems of materials incompatibility.

We use hazardous materials in our development and commercial efforts

         Our manufacturing and development activities involve the controlled use and shipment of hazardous chemicals and other materials. Although we believe that our safety procedures for handling, shipping and disposing of such materials comply with the standards prescribed by federal, state and local regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed the our resources. There can be no assurance that current or future environmental or transportation laws, rules, regulations or policies will not have a material adverse effect on us.

Item 2.  Description of Property

         The Company leases approximately 5,400 square feet of office, research and development and manufacturing space in Framingham, Massachusetts for a current base annual rental of approximately $31,050 increasing $0.25 per square foot each year effective September 1. The lease expires on August 31, 2002 and may be renewed for a five-year period at the Company's option on the same terms and conditions except that the rent shall continue to increase $0.25 per square foot each year of the renewal period. The Company believes that this space is suitable and adequate for its current needs; however, because the existing space has limited in-house manufacturing capacity, additional manufacturing space may be necessary if product volumes increase.

Item 3.  Legal Proceedings

         The Company is not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a)  Price Range of Securities

         The Company's Class A Common Stock trades on the Nasdaq SmallCap Market under the symbol "SYMBA." There can be no assurance that the Company will continue to meet the criteria for continued listing on the Nasdaq SmallCap Market. The following sets forth the high and low sales prices for the Class A Common Stock for each of the quarterly periods during fiscal 1998 and 1999, as reported by Nasdaq.

                               Fiscal 1998                    Fiscal 1999
                       --------------------------    ---------------------------
                          High             Low          High              Low

         First quarter    1 21/32         15/16         3 7/8             1 1/2
         Second quarter   2               23/32         2 3/8             1 3/4
         Third quarter    1 1/16            1/2         2 13/16           1 3/4
         Fourth quarter   2 1/2           17/32         5                 2 1/16

         There is no established public trading market for the Company's Class B Common Stock.

         The Company's Class A Warrants and Class B Warrants, which had traded on the Nasdaq SmallCap Market, expired on December 7, 1998. Effective December 31, 1999, 684,950 previously outstanding shares of Class A Common Stock and 15,050 previously outstanding shares of Class B Common Stock were transferred to the Company for no consideration pursuant to a stock restriction agreement entered into by certain stockholders in connection with the Company's 1993 initial public offering.

(b)  Approximate Number of Equity Security Holders

         Based upon information supplied from the Company's transfer agent, the Company believes that the number of record holders of the Company's equity securities as of March 17, 2000 are approximately as follows:

         Title of Class                              Number of Record Holders
         --------------                              ------------------------
         Class A Common Stock                                 100
         Class B Common Stock                                   1

         Based upon information supplied from the Company's transfer agent, the Company believes that the number of beneficial holders of the Company's Class A Common Stock as of March 17, 2000 is in excess of 600.

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

Results of Operations

         Fiscal 1999 versus Fiscal 1998

         Symbollon's net loss in fiscal 1999 was $730,404, reflecting a decrease of $162,346 or 18.2% from a net loss of $892,750 in fiscal 1998. This decreased loss resulted primarily from increased contract and license fee revenues from research and development programs with corporate partners and decreased general and administration expenses, partially offset by increased research and development expenses related to the IoGen clinical trials.

         Product revenues from sales of IodoZyme increased by $1,768 or .4% from $423,441 in fiscal 1998 to $425,209 in fiscal 1999. The nominal increase in sales reflected an increase in foreign sales of IodoZyme, partially offset by decreased domestic sales. Symbollon anticipates that future sales will be consistent with current sales levels.

         Cost of goods sold for IodoZyme increased by $75,887 or 31.2% from $242,964 in fiscal 1998 to $318,851 in fiscal 1999. The gross profit margin on product sales decreased from 42.6% in fiscal 1998 to 25.0% in fiscal 1999. This decrease in the gross profit margin on product sales was primarily due to increased labor and component cost and overhead expenses. The Company anticipates that the gross profit margin in 2000 will remain consistent with 1999.

         Contract revenues increased by $234,893 or 225.7% from $104,070 in fiscal 1998 to $338,963 in fiscal 1999. License fee revenues increased by $350,000 or 87.5% from $400,000 in fiscal 1998 to $750,000 in fiscal 1999. The contract and license fee revenues generated in fiscal 1999 and 1998 primarily relate to the corporate relationship with B&L. In 2000, subject to continuation of existing research and development contracts, the Company anticipates receiving $800,000 in license fees (subject to possible partial offset). The level of contract revenues for 2000 is difficult to predict since it depends on the amount of consulting effort expended by the Company at the request of corporate partners.

         Research and development expenses increased by $398,247 or 32.0% from $1,245,016 in fiscal 1998 to $1,643,263 in fiscal 1999. The increase resulted from increased development expenses related to the Company's drug candidate for the treatment of fibrocystic breast disease, including consulting fees regarding regulatory matters and clinical costs associated with the Company's Phase I and II clinical trials. The Company is anticipating that research and development expenses will further increase in 2000 as the Company continues the clinical development of IoGen.

         General and administrative expenses decreased by $61,324 or 14.3% from $428,979 in fiscal 1998 to $367,655 in fiscal 1999. The decrease resulted primarily from decreased employee salaries and related costs, and decreased investor and public relations expenses and other third party fees and services. The Company anticipates that general and administrative expenses will increase over current levels for 2000 as the Company anticipates increasing investor and public relations expenses.

         The Company's interest income decreased by $11,505 or 11.9% from $96,698 in fiscal 1998 to $85,193 in fiscal 1999. This decrease resulted from a decrease in available funds for investment.

Liquidity and Capital Resources

         The Company has funded its activities primarily through proceeds from private and public placements of equity and debt securities. During 1999, the Company sold 836,685 shares of Common Stock, together with warrants for a like number of shares, in a private placement, realizing net proceeds of approximately $1,360,000.

         During 1999, the Company continued to incur operating losses and has incurred a cumulative loss through December 31, 1999 of $6,444,769. As of December 31, 1999, the Company had working capital of $2,535,099. The Company believes that it has the necessary liquidity and capital resources to sustain planned operations for fiscal 2000. In the event that the Company's internal estimates relating to its planned revenues and expenditures for fiscal 2000 prove inaccurate, the Company may be required to reallocate funds among its planned activities and curtail certain planned expenditures. In any event, the Company anticipates that it will require additional financing after 2000, and therefore, the Company will seek new financing in fiscal 2000. The Company's ability to obtain new financing may, in part, be affected by the Company's ability to continue to meet the criteria for continued listing of its securities on the Nasdaq SmallCap Market. Nasdaq's current SmallCap continued listing criteria require, in part, that the Company maintain net tangible assets of at least $2,000,000, a minimum bid price of $1.00 per share of common stock and two market makers for its securities. There can be no assurance that in the future the Company will be able to continue to meet the criteria for continued listing of its securities on Nasdaq.

         During 2000, the Company is committed to pay approximately $345,000 as compensation to its current executive officers and approximately $32,000 for lease payments on its facilities. The Company anticipates that the continued clinical development of IoGen will cost approximately $500,000 during 2000. The Company has no planned material capital expenditures for fiscal 2000. At December 31, 1999, the Company had a net operating loss carryforward for federal income tax purposes of approximately $6,292,000 expiring through 2019.

         The term "Year 2000" ("Y2K") issue was a general term used to describe the various problems that might have resulted from the improper processing of dates and date-sensitive calculations by computers and other machinery for dates subsequent to December 31, 1999. These problems generally could have arisen from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer could fail to distinguish dates in the "2000's" from dates in the "1900's." These problems could have arisen from other sources as well, such as the use of special codes and conventions in software that make use of the date field. The Y2K computer software compliance issues were anticipated to have a possible adverse affect on the Company and most companies in the world. The failure to correct a material Y2K problem could have resulted in an interruption in, or failure of, certain normal business activities or operations. Such failures could have had an adverse affect on the Company's results of operations, liquidity and financial conditions.

         As of December 31, 1999 the Company had completed all aspects of its Y2K readiness program and to date has not experienced any significant problems related to the Y2K issue. The Company will continue to monitor its operations to insure that it is compliant. Through December 31, 1999 the Company estimates that it has spent approximately $5,000 to be Y2K compliant.

Item 7.  Financial Statements


Report of Independent Certified Public Accountants


The Board of Directors and Stockholders
Symbollon Corporation
Framingham, Massachusetts


We have audited the accompanying balance sheets of Symbollon Corporation (a development stage company) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from July 15, 1986 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Symbollon Corporation (a development stage company) at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended and for the period from July 15, 1986 (inception) to December 31, 1999 in conformity with generally accepted accounting principles.


BDO Seidman, LLP


Boston, Massachusetts
January 21, 2000



                              Symbollon Corporation
                          (a development stage company)


                                 Balance Sheets

December 31,                                                                         1999                 1998
------------------------------------------------------------------------------------------------------------------

Assets

Current assets:
   Cash and cash equivalents                                                    $  2,771,821          $ 1,514,115
   Restricted cash (Note 3)                                                           52,615              297,554
   Accounts receivable                                                                72,015              207,172
   Inventory (Note 4)                                                                 96,354               69,382
   Prepaid expenses                                                                   54,217               83,104
------------------------------------------------------------------------------------------------------------------

       Total current assets                                                        3,047,022            2,171,327

Equipment and leasehold improvements, net of
  accumulated depreciation and amortization (Note 5)                                  89,710              125,572

Other assets:
   Patent and trademark costs, net of accumulated
     amortization (Note 6)                                                           221,483              205,226
   Deposit                                                                             2,364                2,364
------------------------------------------------------------------------------------------------------------------

                                                                                $  3,360,579          $ 2,504,489
------------------------------------------------------------------------------------------------------------------


                              Symbollon Corporation
                          (a development stage company)

                                 Balance Sheets
                                   (Continued)

December 31,                                                                         1999                 1998
------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                             $      65,903        $     87,654
   Accrued clinical studies                                                           414,862               4,403
   Other                                                                               31,158              19,149
------------------------------------------------------------------------------------------------------------------

       Total current liabilities                                                      511,923             111,206
------------------------------------------------------------------------------------------------------------------

Redeemable common stock, Class A, par value $.001 per share,  93,334 and 669,545 shares issued, respectively, (aggregate involuntary liquidation value $175,000
  at December 31, 1999) (Note 7)                                                      175,000             850,000
------------------------------------------------------------------------------------------------------------------

Commitments (Notes 8 and 11)

Stockholders' equity (Notes 7 and 8):
   Preferred stock, par value $.001 per share, 5,000,000 shares
     authorized and unissued                                                                -                  -
   Common stock, Class A, par value $.001 per share, 18,750,000 shares authorized, 3,557,339 and 2,919,786 shares issued and
     outstanding, respectively                                                          3,557               2,920
   Convertible common stock, Class B, par value $.001
     per share, 1,250,000 shares authorized, 688 and 15,738 shares
     issued and outstanding, respectively                                                   1                  16
   Additional paid-in capital                                                       9,114,867           7,254,712
   Deficit accumulated during the development stage                                (6,444,769)         (5,714,365)
------------------------------------------------------------------------------------------------------------------

       Total stockholders' equity                                                   2,673,656           1,543,283
------------------------------------------------------------------------------------------------------------------

                                                                                $   3,360,579        $  2,504,489
------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.


                              Symbollon Corporation
                          (a development stage company)

                            Statements of Operations


                                                                                                            For the
                                                                                                          Period from
                                                                            Year Ended                   July 15, 1986
                                                                           December 31,                 (Inception) to
                                                                  ---------------------------            December 31,
                                                                   1999                  1998                1999
--------------------------------------------------------------------------------------------------------------------------

Revenue (Note 12):
   Net product sales                                        $   425,209            $  423,441            $   1,466,197
   Contract revenue                                             338,963               104,070                  983,713
   License fee revenue                                          750,000               400,000                2,940,000
--------------------------------------------------------------------------------------------------------------------------

     Total revenue                                            1,514,172               927,511                5,389,910
--------------------------------------------------------------------------------------------------------------------------

Operating expenses:
   Cost of goods sold                                           318,851               242,964                  914,052
   Research and development costs                             1,643,263             1,245,016                6,924,977
   General and administrative expenses                          367,655               428,979                4,302,921
--------------------------------------------------------------------------------------------------------------------------

     Total operating expenses                                 2,329,769             1,916,959               12,141,950
--------------------------------------------------------------------------------------------------------------------------

Loss from operations                                           (815,597)             (989,448)              (6,752,040)

Interest income                                                  85,193                96,698                  663,531

Interest expense and debt issuance costs                              -                     -                 (356,260)
--------------------------------------------------------------------------------------------------------------------------

Net loss                                                    $  (730,404)           $ (892,750)             $(6,444,769)
--------------------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per share of
  common stock (Note 9)                                     $      (.24)           $    (.33)
--------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares
  outstanding - basic and diluted                             3,104,697             2,665,139
--------------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.


                              Symbollon Corporation
                          (a development stage company)

                       Statements of Stockholders' Equity
                                    (Note 7)

                                                                            Common Stock
                                                                           $.001 Par Value                       Deficit
                                                  Preferred Stock  ------------------------------              Accumulated
                                                  $.001 Par Value    Class A         Class B      Additional   During the
                                                  ---------------  -------------    -------------   Paid-in    Development
                                                  Shares Amount    Shares Amount    Shares Amount   Capital      Stage      Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1992, consisting of net
 losses from July 15, 1986 (inception) through
 December 31, 1991                                     - $   -         - $    -         - $    - $        - $  (143,451) $ (143,451)
  Merger and recapitalization, May 1991:
   Issuance of new shares of Symbollon Corporation     -     -         -      -   831,316    831      9,169           -      10,000
  Contribution of shares to the Company, September     -     -         -      -   (41,565)   (42)        42           -           0
  Issuances of shares                                  -     -         -      -   425,251    426    299,574           -     300,000
  Net loss for the year                                -     -         -      -         -      -          -    (207,457)   (207,457)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1992                             -     -         -      - 1,215,002  1,215    308,785    (350,908)    (40,908)
  Issuance of shares, June                             -     -         -      -    34,998     35    104,965           -     105,000
  Capital contribution as of July                      -     -         -      -         -      -    100,000           -     100,000
  Warrants issued with bridge financing                -     -         -      -         -      -     25,000           -      25,000
  Public offering, December:
   Issuance of shares                                  -     - 1,000,000  1,000         -      -  5,999,000           -   6,000,000
   Costs of offering                                   -     -         -      -         -      - (1,244,133)          -  (1,244,133)
   Sale of unit purchase option                        -     -         -      -         -      -        100           -         100
  Net loss for the year                                -     -         -      -         -      -          -  (1,186,132) (1,186,132)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1993                             -     - 1,000,000  1,000 1,250,000  1,250  5,293,717  (1,537,040)  3,758,927
  Issuance of over-allotment units of public offering  -     -   150,000    150         -      -    899,850           -     900,000
  Additional public offering costs                     -     -         -      -         -      -    (99,369)          -     (99,369)
  Net loss for the year                                -     -         -      -         -      -          -  (1,516,913) (1,516,913)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                             -     - 1,150,000  1,150 1,250,000  1,250  6,094,198  (3,053,953)  3,042,645
  Warrant conversion, July - August                    -     -    77,920     78         -      -    629,126           -     629,204
  Conversion of Class B to Class A                     -     -    35,287     35   (35,287)   (35)         -           -           -
  Stock purchase plan sales                            -     -     2,216      2         -      -      9,415           -       9,417
  Net loss for the year                                -     -         -      -         -      -          -  (1,373,711) (1,373,711)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                             - $   - 1,265,423 $1,265 1,214,713 $1,215 $6,732,739 $(4,427,664) $2,307,555
------------------------------------------------------------------------------------------------------------------------------------




                              Symbollon Corporation
                          (a development stage company)

                       Statements of Stockholders' Equity
                                    (Note 7)
                                   (Continued)


                                                                          Common Stock
                                                                         $.001 Par Value                      Deficit
                                                Preferred Stock  ------------------------------             Accumulated
                                                $.001 Par Value     Class A          Class B    Additional  During the
                                                ---------------  -------------    -------------   Paid-in   Development
                                                Shares Amount    Shares Amount    Shares Amount   Capital      Stage      Total
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                          - $   -  1,265,423 $1,265  1,214,713 $ 1,215 $6,732,739 $(4,427,664) $2,307,555
   Issuance of preferred stock, August        444,444   444          -      -          -       -    499,555           -     499,999
   Conversion of Class B to Class A                 -     -     18,438     19    (18,438)    (19)         -           -           -
   Stock purchase plan sales                        -     -      4,392      4          -       -      7,943           -       7,947
   Reduction of warrant conversion costs            -     -          -      -          -       -     33,116           -      33,116
   Net loss for the year                            -     -          -      -          -       -          -    (905,415)   (905,415)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                    444,444   444  1,288,253  1,288  1,196,275   1,196  7,273,353  (5,333,079)  1,943,202
   Conversion of preferred stock, May        (444,444) (444)   444,444    444          -       -          -           -           -
   Conversion of Class B to Class A                 -     -  1,180,537  1,180 (1,180,537) (1,180)         -           -           -
   Stock purchase plan sales                        -     -      3,052      4           -      -      3,738           -       3,742
   Issuance costs of redeemable
     common stock, August                           -     -          -      -           -      -    (25,000)          -     (25,000)
   Net income for the year                          -     -          -      -           -      -          -     511,464     511,464
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                          -     -  2,916,286  2,916      15,738     16  7,252,091  (4,821,615)  2,433,408
   Stock purchase plan sales                        -     -      3,500      4           -      -      2,621           -       2,625
   Net loss for the year                            -     -          -      -           -      -          -    (892,750)   (892,750)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                          -     -  2,919,786  2,920      15,738     16  7,254,712  (5,714,365)  1,543,283
   Stock purchase plan sales                        -     -      2,940      3           -      -      4,767           -       4,770
   Reclass of redeemable common stock, March        -     -    482,878    483           -      -    499,517           -     500,000
   Issuance of shares, October                      -     -    836,685    836           -      -  1,355,171           -   1,356,007
   Forfeiture of restricted shares, December        -     -   (684,950)  (685)    (15,050)   (15)       700           -           -
   Net loss for the year                            -     -          -      -           -      -          -    (730,404)   (730,404)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                          - $   -  3,557,339 $3,557         688 $    1 $9,114,867 $(6,444,769) $2,673,656
------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.



                              Symbollon Corporation
                          (a development stage company)

                            Statements of Cash Flows




                                                                                                           For the
                                                                                                         Period from
                                                                                Year Ended              July 15, 1986
                                                                               December 31,             (Inception) to
                                                                        ------------------------         December 31,
                                                                         1999               1998             1999
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                       $  (730,404)        $ (892,750)          $(6,444,769)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                     47,355             49,177               475,734
     Amortization of debt issuance costs                                    -                  -               130,000
     Loss on disposition of equipment and patents                      19,175             12,268                38,717
     Reduction of redeemable common stock in lieu of
       receipt of license payment                                    (175,000)                 -              (175,000)
     Changes in:
       Restricted cash                                                244,939           (297,554)              (52,615)
       Accounts receivable                                            135,157           (182,200)              (72,015)
       Inventory                                                      (26,972)             4,247               (96,354)
       Prepaid expenses                                                28,887             (7,948)              (54,217)
       Accounts payable and other current liabilities                 400,717             40,603               569,098
------------------------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                        (56,146)        (1,274,157)           (5,681,421)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchase of equipment and leasehold improvements                    (3,562)           (24,173)             (368,388)
   Patent and trademark cost additions                                (43,363)           (68,045)             (468,556)
   Proceeds from sale of equipment                                          -                  -                11,300
   Deposit                                                                  -                  -                (2,364)
------------------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                        (46,925)           (92,218)             (828,008)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Warrant conversion                                                       -                  -               629,204
   Borrowings from stockholders                                             -                  -               253,623
   Repayment of borrowings from stockholders                                -                  -              (127,683)
   Sale of common stock and warrants                                1,360,777            352,625             9,419,508
   Sale of option to purchase units                                         -                  -                   100
   Public offering costs                                                    -                  -            (1,343,502)
   Issuance of preferred stock                                              -                  -               450,000
------------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                  1,360,777            352,625             9,281,250
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                1,257,706         (1,013,750)            2,771,821

Cash and cash equivalents, beginning of period                      1,514,115          2,527,865                     -
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                          $ 2,771,821         $1,514,115           $ 2,771,821
------------------------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
   Cash paid for income taxes                                     $       541         $    2,803


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

       Concentration of               The Company has very few customers.
       Credit Risks                   Customers' financial condition is reviewed
                                      on an ongoing basis, and collateral is not required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

 2.    Summary of
       Significant
       Accounting
       Policies
       (Continued)

       Inventory                      Inventory is stated at the lower of cost
                                      (determined on a first-in, first-out
                                      basis) or market.

       Long-Lived Assets              The Company  follows the provisions
                                      of  Statement   of  Financial   Accounting
                                      Standards   No.  121  ("SFAS  No.   121"),
                                      "Accounting    for   the   Impairment   of
                                      Long-Lived   Assets   and   Assets  to  be
                                      Disposed of," which establishes accounting
                                      standards for the impairment of long-lived
                                      assets    and     certain     identifiable
                                      intangibles to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

                                      The Company reviews the carrying values of
                                      its long-lived and identifiable intangible
                                      assets for  possible  impairment  whenever
                                      events   or   changes   in   circumstances
                                      indicate  that the carrying  amount of the
                                      assets   may  not  be   recoverable.   Any
                                      long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.

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

       Income Taxes                   The Company follows the liability  method
                                      of accounting for income taxes, as set
                                      forth in Statement of Financial Accounting
                                      Standards No. 109, "Accounting  For Income
                                      Taxes." Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities. The Company records a valuation allowance against deferred tax assets unless it is more likely than not that such asset will be realized in future periods.

 2.    Summary of
       Significant
       Accounting
       Policies
       (Continued)

       Fair  value  of                The carrying  amounts  of  cash  and  cash
       Financial                      equivalents, restricted cash,  accounts
       Instruments                    receivable, other current assets, accounts
                                      payable, and accrued expenses approximate fair value.

       Revenue                        The Company recognizes contract and
       Recognition                    license fee revenues when the Company
                                      fulfills all of its obligations under its collaborative research and licensing agreements. Product sales are recognized upon shipment.

       Research and                   Research and development costs are
       Development                    expensed as incurred.

       Stock-Based                    The Company  follows the  provisions  of
       Compensation                   Statement of  Financial  Accounting
                                      Standard No. 123 ("SFAS No. 123"),
                                      "Accounting for Stock-Based Compensation."
                                      The Company has elected to continue to account for stock options at their intrinsic value with disclosure of the effects of fair value accounting on net loss and loss per basic and diluted share of common stock on a pro forma basis.

       Loss Per Share                 The Company  follows  Statement  of
                                      Financial  Accounting  Standards  No. 128
                                      ("SFAS No. 128"),  "Earnings  per  Share."
                                      Under SFAS No. 128, basic earnings per share excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net loss available to common shareholders by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method.

 2.    Summary of
       Significant
       Accounting
       Policies
       (Continued)

       Recent                         In  June  1998,  the  Financial Accounting
       Accounting                     Standards  Board  issued  SFAS  No. 133,
       Standards                      "Accounting  for  Derivative   Instruments
                                      and  Hedging   Activities."  SFAS  No. 133
                                      requires  companies to recognize  all
                                      derivative contracts at their fair values,
                                      as either assets or  liabilities   on  the
                                      balance sheet.  If certain  conditions are
                                      met,  a  derivative  may  be  specifically
                                      designated  as a hedge,  the  objective of
                                      which is to match  the  timing  of gain or
                                      loss recognition on the hedging derivative
                                      with the recognition of (1) the changes in
                                      the  fair  value  of the  hedged  asset or
                                      liability  that  are  attributable  to the
                                      hedged risk, or (2) the earnings effect of
                                      the hedged forecasted  transaction.  For a
                                      derivative  not  designated  as a  hedging
                                      instrument, the gain or loss is recognized
                                      in income in the  period of  change.  SFAS
                                      No.  133 as amended  by SFAS No.  137,  is
                                      effective  for  all  fiscal   quarters  of
                                      fiscal years beginning after June 15, 2000.

                                      Historically,  the Company has not entered
                                      into derivative  contracts either to hedge
                                      existing   risks   or   for    speculative
                                      purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.


 3.    Restricted Cash                On August  25,  1998,  the Company signed
                                      a  clinical  research  agreement  for the
                                      Company's  Phase I and Phase  II  clinical
                                      trials  for its  drug  compound  to treat
                                      fibrocystic breast disease. As part of the
                                      agreement,  $52,615 remains deposited in a
                                      bank  account   jointly   controlled   by
                                      the Company  and  the  clinical   research
                                      organization. The remaining funds in the account will be used to satisfy future obligations of the Company under the agreement. These funds are restricted from the Company's use apart from its obligation under the clinical research agreement. The Company is entitled to all interest earned on the funds.



 4.    Inventory                      Inventory consists of:

                                      December 31,                                                 1999               1998
                                      --------------------------------------------------------------------------------------
                                      Raw materials                                           $  95,198          $  47,379
                                      Finished goods                                              1,156             22,003
                                      --------------------------------------------------------------------------------------

                                                                                              $  96,354          $  69,382
                                      --------------------------------------------------------------------------------------



 5.    Equipment and                  Equipment and leasehold improvements are stated at cost and consist of the following:
       Leasehold
       Improvements                   December 31,                                                 1999               1998
                                      --------------------------------------------------------------------------------------
                                      Equipment and fixtures                                 $  191,503        $   221,359

                                      Leasehold improvements                                     61,811             61,811
                                      --------------------------------------------------------------------------------------

                                                                                                253,314            283,170

                                      Less accumulated depreciation
                                        and amortization                                        163,604            157,598
                                      --------------------------------------------------------------------------------------

                                      Equipment and leasehold
                                        improvements, net                                    $   89,710        $   125,572
                                      --------------------------------------------------------------------------------------






 6.    Patent and                     December 31,                                                 1999               1998
       Trademark                      --------------------------------------------------------------------------------------
       Costs
                                      Patent costs                                           $  235,243        $   401,638
                                      Trademark costs                                             2,444              2,444
                                      --------------------------------------------------------------------------------------

                                                                                                237,687            404,082

                                      Less accumulated amortization                              16,204            198,856
                                      --------------------------------------------------------------------------------------

                                      Patent and trademark costs, net                        $  221,483        $   205,226
                                      --------------------------------------------------------------------------------------


 7.    Stockholders'
       Equity

       Class A and                    The Company has issued both Class A and
       Class B                        Class B common stock.  The Class A and
       Common Stock                   Class B common stock are substantially
                                      identical except that  holders of Class A
                                      common stock have the right to cast one
                                      vote for each share held and the Class B
                                      shareholders  have the  right to cast five
                                      votes  for each  share  held.  The Class B
                                      shares are automatically  convertible into
                                      an equal number of Class A shares upon the
                                      sale or  transfer of Class B shares by the
                                      original  holders   thereof,   subject  to
                                      certain exceptions.

       Redeemable                     On August 4, 1997, the Company entered
       Common Stock                   into a Stock Purchase Agreement (the
                                      "Agreement") with a pharmaceutical company
                                      whereby the Company sold 266,667 shares of
                                      Class A  common  stock  for  $500,000.  On
                                      August 4, 1998, pursuant to the Agreement,
                                      the  pharmaceutical  company  purchased an
                                      additional   402,878  shares  of  Class  A
                                      common  stock for  $350,000.  Pursuant  to
                                      certain   restrictions,   the   stock   is
                                      redeemable at the per share price that was
                                      originally  paid,  as  an  offset  against
                                      future  milestone  payments  due  from the
                                      pharmaceutical company. On August 4, 1999,
                                      the pharmaceutical company returned 93,333
                                      of these  shares  in  consideration  for a
                                      milestone payment due on that date. During
                                      1999,   482,878  of  these   shares   were
                                      reclassified  from redeemable common stock
                                      to Class A common  stock since such shares
                                      no  longer   have   mandatory   redemption
                                      conditions.

 7.    Stockholders'
       Equity
       (Continued)

       Redeemable                     If the collaboration and license agreement
       Common Stock                   (see Note 12) is terminated by the
       (Continued)                    pharmaceutical  company  before August 4,
                                      2001, then, for the calendar years ended
                                      December 31, 2001, 2002 and 2003 the
                                      pharmaceutical company has the right to
                                      require the Company to purchase, at the
                                      per share price that it originally  paid,
                                      the number of shares which equals 25% of
                                      the Company's positive cash   flows   from
                                      operating   activities,   not  to   exceed
                                      $175,000 in total.

       Restricted                     In connection with the Company's 1993
       Common Stock                   public offering, certain stockholders
                                      agreed to restrictions on 700,000 shares
                                      of the then 1,250,000 Class B common
                                      shares outstanding prior to the  offering.
                                      The Agreement with the stockholders
                                      provided that the restricted shares  would
                                      be transferred to the   Company   for  no
                                      consideration   if  certain  earnings  and
                                      stock  price  criteria  were not  achieved
                                      prior to December  31,  1999.  On December
                                      31, 1999,  the 700,000  restricted  shares
                                      were   retired   since   the   established
                                      thresholds were not achieved.

       Common Stock                   In fiscal 1999,  the Company  raised net
       Purchase Warrants              proceeds of $1,356,007 in connection  with
                                      a private placement equity offering.  The
                                      offering consisted of the sale of up to
                                      1,250,000  units, at a price of $1.75 with
                                      each unit  consisting  of one share of the
                                      Company's  Class A  common  stock  and one
                                      redeemable   common  stock   warrant.   In
                                      addition,   the  Company   issued  to  the
                                      placement  agent  60,940  warrants  having
                                      terms  similar to the common stock warrant
                                      issued  with  each  unit.   The   offering
                                      resulted in the sale of 836,685 units.

 7.    Stockholders'
       Equity
       (Continued)

       Common Stock                   Each warrant is exercisable for a four
       Purchase  Warrants             year period beginning on the date of the
       (Continued)                    initial closing of the Offering to
                                      purchase one share of Class A common stock
                                      at  exercise prices per share of $3.00
                                      during the first year, $4.00 during the
                                      second year, $5.00 during the third year
                                      and $6.00 thereafter. Warrants may be
                                      redeemed by the Company at $0.01 per
                                      warrant in the event that the  average
                                      closing bid price as  quoted  by Nasdaq
                                      (the  average  last reported sales price
                                      if then listed on any national  securities
                                      exchange) of Class A common   stock  over
                                      twenty successive trading days is equal to or greater than $5.00 during the first year, $6.00 during the second year, $7.00 during the third year and $8.00 thereafter, subject to the holder's right to exercise. The following is a summary of shares issuable upon the exercise of warrants issued in connection with the 1999 private placement all of which are exercisable at December 31, 1999.


                                                      Exercise            Shares          Expiration
                                                    Price Range          Issuable            Date
----------------------------------------------------------------------------------------------------------------------------
       Warrants issued in connection with
         Class A common stock issuance              $3.00 - $6.00        836,685            2003

       Placement agent warrants issued in
         connection with Class A common
         stock issuance                             $3.00 - $6.00         60,990            2003


                                       During fiscal 1998,  the  Company's  then
                                      outstanding  redeemable  Class A warrants,
                                      redeemable   Class  B  warrants  and  unit
                                      purchase options expired.

 8.    Stock Plans                    The Company has adopted three stock plans:
                                      a stock option plan, an employee stock purchase plan and a nonemployee directors' stock option plan.

                                       The stock  option plan  provides  for the
                                      grant   of   incentive    stock   options,
                                      nonqualified   stock   options  and  stock
                                      appreciation rights. At December 31, 1999 the Company has reserved 1,600,000 shares for issuance under this plan.

                                       The employee stock purchase plan provides
                                      for the  purchase of Class A common  stock
                                      at 85 percent of the fair market  value at
                                      specific   dates,   to   encourage   stock
                                      ownership  by all eligible  employees.  At
                                      December   31,   1999,   the  Company  has
                                      reserved 200,000 shares for purchase under this plan. During the years ended December 31, 1999 and 1998, the Company issued 2,940 and 3,500 shares, respectively, to satisfy its obligation under the plan.

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

                                      Under the above plans 760,342 shares are available for future grant or purchase.

8.     Stock Plans                     The Company had the following option
       (Continued)                     activity in 1999 and 1998:

                                                                                                            Weighted -
                                                                                                               Average
                                                                                                          Exercise Price
                                                                                          Shares             Per Share
                                      --------------------------------------------------------------------------------------

                                      Balance, December 31, 1997                          528,895               $ 2.21
                                         Granted                                          235,500                 1.73
                                         Cancelled                                        (21,250)                3.38
                                      --------------------------------------------------------------------------------------

                                      Balance, December 31, 1998                          743,145                 2.10
                                         Granted                                          397,500                 6.87
                                         Cancelled                                        (20,000)                1.44
                                      --------------------------------------------------------------------------------------

                                      Balance, December 31, 1999                        1,120,645               $ 3.80
                                      --------------------------------------------------------------------------------------



                                       All options  outstanding  at December 31,
                                      1999 are categorized by the following ranges in the table below:

                                                                                            Weighted-
                                                                        Weighted -           Average
                                                                          Average           Remaining
                                                     Share               Exercise          Contractual          Number of
                                                  Price Range              Price          Life (years)           Shares
                                      --------------------------------------------------------------------------------------
                                           $ 1.02   to  $ 4.00              $ 1.84             6.2                  702,895
                                           $ 4.00   to  $ 9.06              $ 6.96             4.5                  417,750
                                                                                                                  ---------
                                                                                                                  1,120,645
                                                                                                                  =========


8.     Stock Plans                    All options exercisable at December 31,
       (Continued)                    1999 are categorized by the following
                                      ranges in the table below:

                                                                                            Weighted-
                                                                        Weighted -           Average
                                                                          Average           Remaining
                                                     Share               Exercise          Contractual          Number of
                                                  Price Range              Price          Life (years)           Shares
                                      --------------------------------------------------------------------------------------

                                           $ 1.02   to  $ 4.00              $ 1.80             5.5                  524,624
                                           $ 4.00   to  $ 9.06              $ 5.17             1.5                   57,750
                                                                                                                    -------
                                                                                                                    582,374
                                                                                                                    =======

       Stock Based                    The Company  accounts for its stock-based
       Compensation                   compensation plan using the intrinsic
                                      value method. Accordingly, there was no compensation expense recognized in 1999 or 1998. If the Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards granted under the plans, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amounts indicated below:

                                      Year ended December 31,                                     1999                1998
                                      --------------------------------------------------------------------------------------
                                      Net loss                       As reported          $   (730,404)     $     (892,750)
                                                                     Pro forma            $   (821,494)     $   (1,004,059)

                                      Basic and diluted net          As reported          $       (.24)     $        (.33)
                                       loss per share of             Pro forma            $       (.26)     $        (.38)
                                        common stock



8.     Stock Plans
       (Continued)

       Stock Based                    The fair value of the Company's stock
       Compensation                   options used to compute pro forma net loss
       (Continued)                    and net loss per share disclosures is the
                                      estimated present value at grant date
                                      using the Black-Scholes option-pricing
                                      model with the following weighted-average
                                      assumptions for 1999 and 1998,
                                      respectively:  dividend
                                      yield  of  0%  for  both  years;  expected
                                      volatility  of  46%  for  both  years;   a
                                      risk-free interest rate of between 5.85% and 6.30% and 4.60% and 5.25%; and an expected holding period of 2 to 9 years and 7 to 10 years.

                                       The   weighted-average   fair   value  of
                                      options  granted  during  the years  ended
                                      December  31,  1999 and 1998 was $1.06 and
                                      $.85 per share, respectively.


9.     Loss Per  Share                The  Company's  basic and
                                      diluted net loss per share of common stock for the years ended December 31, 1999 and 1998 is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

                                      The following table summarizes securities that were outstanding as of December 31, 1999 and 1998 but not included in the calculation of diluted net loss per share because such shares are antidilutive:

                                      December 31,                                                1999                1998
                                      --------------------------------------------------------------------------------------
                                      Stock options                                          1,120,645             743,145
                                      Stock warrants                                           897,675                   -



10.    Income Taxes                   Deferred income taxes reflect
                                      the  impact  of  "temporary   differences"
                                      between   the   amount   of   assets   and
                                      liabilities   for   financial    reporting
                                      purposes and such amounts as measured by tax laws and regulations. Deferred tax assets are comprised of the following:

                                      December 31,                                                1999                1998
                                      --------------------------------------------------------------------------------------
                                      Accumulated amortization                          $            -      $       46,000
                                      Tax credits                                              277,000             205,000
                                      Net operating loss carryforwards                       2,517,000           2,181,000
                                      --------------------------------------------------------------------------------------

                                      Gross deferred tax asset                               2,794,000           2,432,000

                                      Deferred tax assets valuation
                                        allowance                                           (2,794,000)         (2,432,000)
                                      --------------------------------------------------------------------------------------

                                      Net deferred tax assets                           $            -      $            -
                                      --------------------------------------------------------------------------------------

                                       As of  December  31,  1999 and 1998,  the
                                      deferred tax assets have been fully offset
                                      by   valuation   allowances,   since   the
                                      realization of such amounts is uncertain.

                                       As of December 31, 1999,  the Company has
                                      net operating loss carryforwards totaling approximately $6,292,000. The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company's common stock.

10.    Income Taxes                   The following is a breakdown of the net
       (Continued)                    operating loss expiration period:


                                                                                                                 Amount of
                                      Expiration Date                                                          Remaining NOL
                                      --------------------------------------------------------------------------------------
                                      2008                                                                   $     743,000
                                      2009                                                                       1,514,000
                                      2010                                                                       1,374,000
                                      2011                                                                         921,000
                                      2018                                                                         900,000
                                      2019                                                                         840,000

                                       In  addition,  the Company has  available
                                      tax  credit  carryforwards   (adjusted  to
                                      reflect provisions of the Tax Reform Act of 1986) of approximately $277,000, which are available to offset future taxable income and income tax liabilities, when earned or incurred. These amounts expire in various years through 2019.


11.    Commitments

       Facilities Lease               The  Company  leases  its  research
                                      facilities under an operating lease that expires August 31, 2002 with an option to extend for five additional years. The lease requires payment of real estate taxes and other common area maintenance expenses. Rent expense for the years ended
                                      December 31, 1999 and 1998 was $30,000 and
                                      $26,000, respectively.

                                      Future minimum rental payments due are as follows:

                                      Year ending December 31,                                                       Total
                                      --------------------------------------------------------------------------------------

                                      2000                                                                       $  32,000
                                      2001                                                                          33,000
                                      2002                                                                          23,000
                                      ---------------------------------------------------------------------------------------

                                                                                                                 $  88,000
                                      ---------------------------------------------------------------------------------------


11.    Commitments
       (Continued)

       Employment                     The Company has  employment  agreements
       Agreements                     with its  principal  officers  providing
                                      for minimum base  compensation and
                                      severance pay which expire December 31,
                                      2005. For theyears ended December 31, 1999 and 1998, the aggregate amount paid under these agreements was $305,000 in each year. The employment agreements provide for inflationary adjustments and are subject to other increases based on the Board of Directors' approval. Minimum amounts to be paid under these agreements in fiscal 2000 total approximately
                                      $345,000.

       Royalty Agreement              A royalty  agreement with one of the
                                      inventors who assigned  certain patent
                                      rights to the Company  provides for
                                      royalties based on a percentage of the licensing revenues received by the Company from products falling within the scope of the patent rights. The percentage varies from 1.5% to 5% depending on the gross revenues received, with maximum royalty payments under the agreement not to exceed $2,884,000. Through December 31,
                                      1999 no royalties have been earned under this agreement.

       Consulting                     The Company has entered into various
       Agreements                     scientific  advisory and consulting
                                      agreements to  support  its  development
                                      activities.  These  agreements  generally
                                      expire overseveral future years.  Amounts
                                      charged to operations   in   connection
                                      with these agreements for the years  ended
                                      December 31, 1999 and 1998 amounted    to
                                      approximately    $40,900   and   $236,700,
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

11.    Commitments
       (Continued)

       Employee  Benefit              Effective  January 1, 1999, the Company
       Plan                           established a Savings  Incentive  Match
                                      Plan for  Employees  of Small  Employers
                                      (SIMPLE) IRA plan covering substantially
                                      all of its employees. The Company makes
                                      contributions to the plan at the
                                      discretion of the Board
                                      of Directors  based upon a  percentage  of
                                      employee  compensation  as provided by the
                                      terms   of   the   plan.   The   Company's
                                      contribution   to  the  plan  amounted  to
                                      approximately  $4,400  for the year  ended
                                      December 31, 1999.


12.    Major Customers                Through December 31, 1999,
                                      the Company has generated its revenue from
                                      a   small   number   of   customers    and
                                      collaborative agreements. Revenues from major customers were generated as follows:

                                                                                      Net                        License
                                                                                    Product      Contract          Fee
                                      Year ended December 31, 1999                   Sales        Revenue        Revenue
                                      --------------------------------------------------------------------------------------

                                      Customer A                                $   425,209    $         -     $         -
                                      Customer B                                          -        338,963         750,000
                                      --------------------------------------------------------------------------------------

                                                                                $   425,209    $   338,963     $   750,000
                                      --------------------------------------------------------------------------------------


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
                                      --------------------------------------------------------------------------------------


12.    Major Customers                At December 31, 1999, the Company has an
       (Continued)                    ongoing  collaborative product development
                                      agreement with Customer B related to an ophthalmology product. The agreement provides for the collaborative partner to fund certain research activities of the Company and to make certain milestone payments dependent on the continuation of the agreement. The next milestone payment, amounting to $800,000 is due in August, 2000. This payment is subject to an offset of up to $175,000 of redeemable Class A common stock. The Company may receive additional milestone payments beyond 2000 if the agreement is continued.

                                      Net  product   sales  based  on  customer
                                      location are as follows:

                                      Year ended December 31,                                     1999                1998
                                      --------------------------------------------------------------------------------------

                                      United States                                         $  283,758         $   325,935
                                      United Kingdom and New Zealand                           141,451              97,506
                                      --------------------------------------------------------------------------------------

                                                                                            $  425,209         $   423,441
                                      --------------------------------------------------------------------------------------


13.    Related Party                  A member of the board of directors
       Transactions                   provides legal  services to the Company.
                                      Amounts paid for legal services rendered by the director, either individually or through hisfirm, totalled approximately
                                      $63,000 and $79,000 for the years ended
                                      December 31, 1999 and 1998, respectively.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

         The Company incorporates herein by reference the information appearing under the caption "Board of Directors" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Stockholders.

         Information concerning executive officers of the Company is contained in Part I of this report under the caption "Executive Officers."

Item 10.  Executive Compensation

         The Company incorporates herein by reference the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Stockholders.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The Company incorporates herein by reference the information appearing under the caption "Principal Stockholders" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Stockholders.

Item 12.  Certain Relationships and Related Transactions

         The Company incorporates herein by reference the information appearing under the caption "Certain Transactions" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Stockholders.

Item 13.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         See Index to Exhibits on Page E-1. Compensatory plans and arrangements required to be filed as exhibits are as follows:

1        1993 Stock Option Plan, as amended.

2        Form of Stock Option Agreement to be entered into between the Company
         and each option   holder.

3        1994 Employee Stock Purchase Plan.

4        1995 Non-Employee Directors' Stock Option Plan.

5 Employment Agreement, dated December 14, 1999, between the Company and Dr. Jack H. Kessler.

6 Employment Agreement, dated December 14, 1999, between the Company and Paul C. Desjourdy.

         (b)  Reports on Form 8-K

         The Company filed a report on Form 8-K on October 13, 1999 reporting information under item 5 concerning the Company's continued listing on the Nasdaq SmallCap Market. The Form 8-K contained a condensed balance sheet dated August 31, 1999 including pro forma adjustments for subsequent financing.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SYMBOLLON CORPORATION

                                            By: /s/ Paul C. Desjourdy
                                                --------------------------------
                                                Paul C. Desjourdy
                                                President

Date: March 27, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                Title                               Date

 /s/ Jack H. Kessler         Chief Executive Officer,            March 27, 2000
---------------------        Chief Scientific Officer,
   Jack H. Kessler           Secretary and Chairman
                             of the Board of Directors
                             (Principal Executive Officer)


 /s/ Paul C. Desjourdy       President, Chief Operating Officer, March 27, 2000
----------------------       Treasurer, General Counsel, Chief
  Paul C. Desjourdy          Financial Officer, and Director (Principal
                             Financial and Accounting Officer)


/s/ James C. Richards        Director                            March 27, 2000
----------------------
  James C. Richards

/s/ Richard F. Maradie       Director                            March 27, 2000
----------------------
  Richard F. Maradie

/s/ Eugene Lieberstein       Director                            March 27, 2000
----------------------
  Eugene Lieberstein

                              Symbollon Corporation
                                Index to Exhibits

3.1 Amended Certificate of Incorporation of the Company; including Certificate of Designations, Preferences and Rights of Series
         A Preferred Stock of the Company. (previously filed as exhibit 3.1 to Form 10-QSB for the quarter ended June 30, 1999 and incorporated by reference.)
3.2 Amended By-Laws of the Company. (previously filed as exhibit 3.2 to Form 10-QSB for the quarter ended June 30, 1999 and incorporated by reference.)
3.3 Agreement of Merger, dated as of August 4, 1993, between the Company and Symbollon Corporation, a Massachusetts corporation (including Certificate of Merger and other state filings). (previously filed as exhibit number 3.3 of the Registration Statement (the "Registration Statement") on Form SB-2 (Registration No. 33-68828) filed on November 24, 1993 and declared effective on December 7, 1993, and incorporated by reference.)
4.1 Form of Specimen Class A Common Stock Certificate. (previously filed as exhibit number 4.2 of the Registration Statement and incorporated by reference.)
4.2 Form of Stock Restriction Agreement among the Company, the Class B Stockholders and the Underwriter. (previously filed as exhibit number 4.4 of the Registration Statement and incorporated by reference.)
10.1 1993 Stock Option Plan of the Company, as amended. (previously filed as exhibit 10.1 to Form 10-QSB for the quarter ended
         June 30, 1999 and incorporated by reference.)
10.2 Employment Agreement, dated December 14, 1999, between the Company and Paul C. Desjourdy.
10.3 Employment Agreement, dated December 14, 1999, between the Company and Dr. Jack H. Kessler.
10.4 Commercial Lease dated June 5, 1997, between Pine Street Realty Trust and the Company. (previously filed as exhibit number
         10.18 to Form 10-QSB for the quarter ended June 30, 1997 and incorporated by reference.)
10.5 Form of Indemnification Agreement between the Company and each officer and director of the Company. (previously filed as exhibit number 10.6 of the Registration Statement and incorporated by reference.)
10.6 Marketing and Supply Agreement, dated January 11, 1995 between the Company and West Agro. (previously filed as exhibit number 10.1 to Form 8-K of the Registrant dated January 11, 1995 and incorporated by reference). *
10.7 Agreement, dated August 31, 1992 among the Company, Dr. Jack H. Kessler and Dr. Robert Rosenbaum. (previously filed as exhibit number 10.8 of the Registration Statement and incorporated by reference.)
10.8 Form of Stock Option Agreement to be entered into between the Company and each option holder. (previously filed as exhibit number 10.10 to Form 10-KSB for the year ended December 31, 1993 and incorporated by reference.)
10.9 1994 Employee Stock Purchase Plan of the Company. (incorporated by reference to Exhibit B to the Company's 1994 Annual Stockholders Meeting Proxy Statement filed under cover of Schedule 14A dated
         May 4, 1994.)
10.10 1995 Non-Employee Directors' Stock Option Plan of the Company. (previously filed as exhibit number 10.1 to Form 10-QSB for the quarter ended June 30, 1995 and incorporated by reference.)
10.11 Collaboration and Sale/License Agreement, dated August 4, 1997, between the Company and Bausch & Lomb Pharmaceuticals, Inc. (previously filed as exhibit number 10.19 to Form 10-QSB for the quarter ended June 30, 1997 and incorporated by reference.) *
10.12 Stock Purchase Agreement, dated August 4, 1997, between the Company and Bausch & Lomb Pharmaceuticals, Inc. (previously filed as exhibit number
         10.20 to Form 10-QSB for the quarter ended June 30, 1997 and incorporated by reference.)
10.13 Form of Subscription Agreement, dated as of August 10, 1999, between the Company and the purchasers of Units (previously filed as exhibit number 10.14 to Form 10-QSB for the quarter ended September 30, 1999 and incorporated by reference.)
10.14 Form of Redeemable Warrant for the purchase of shares of Class A Common Stock, dated as of August 10, 1999, issued to purchasers of Units (previously filed as exhibit number 10.15 to Form 10-QSB for the quarter ended September 30, 1999 and incorporated by reference.)
23.1     Consent of BDO Seidman, LLP
27.1     Financial Data Schedule
--------------------------------------
* Indicates that material has been omitted and confidential treatment has been granted or requested therefor. All such omitted material has been filed separately with the Commission pursuant to Rule 24b-2.