Form 10QSB
period 2000-03-31
SYMBOLLON CORP
filed 2000-05-12
CIK 912086

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                       May 10, 2000
                                    -----------------
        Class A Common Stock            3,694,611
        Class B Common Stock                   --

Transitional Small Business Disclosure Format (check one):

                    Yes             No    X
                        --------       --------

                              SYMBOLLON CORPORATION
                          (a development stage company)

                                      INDEX

                                                                          PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

             Unaudited Condensed Balance Sheets
             - March 31, 2000 and December 31, 1999                          1

             Unaudited Condensed Statements of Operations
               and Deficit Accumulated During the Development Stage - For
               the three months ended March 31, 2000 and March 31, 1999
               and for the period from July 15, 1986 to March 31, 2000       2

             Unaudited Condensed  Statements  of Cash  Flows
               - For the three months ended March 31, 2000 and
               March 31, 1999 and for the period from July 15, 1986
               to March 31, 2000                                             3

             Notes to the Unaudited Condensed Financial Statements           4

         Item 2.  Management's Discussion and Analysis
                or Plan of Operation                                         5

PART II.  OTHER INFORMATION

         Item 5.  Other Information                                          7

         Item 6.  Exhibits and Reports on Form 8-K                           8

SIGNATURE                                                                    8

INDEX TO EXHIBITS                                                            9

                        Part I - Financial Information

Item 1 - Financial Statements

                             SYMBOLLON CORPORATION
                         (a development stage company)

                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                                                           (Unaudited)
                                                                            March 31,       December 31,
                                                                              2000              1999
                                                                          -------------     ------------
Current assets:
  Cash and cash equivalents............................................... $ 2,684,989      $ 2,771,821
  Restricted cash.........................................................      52,438           52,615
  Accounts receivable.....................................................     102,132           72,015
  Inventory...............................................................      93,790           96,354
  Prepaid expenses........................................................      39,264           54,217
                                                                           -----------      -----------
        Total current assets.............................................. $ 2,972,613      $ 3,047,022

Equipment and leasehold improvements, net of
 accumulated depreciation and amortization................................      84,195           89,710
Other assets:
    Patent and trademark cost, net of accumulated amortization............     220,138          221,483
    Deposit...............................................................       2,364            2,364
                                                                          ------------      -----------
        TOTAL............................................................. $ 3,279,310      $ 3,360,579
                                                                          ============      ===========

                                   LIABILITIES
Current liabilities:
  Accounts payable........................................................ $    23,328      $    65,903
  Accrued clinical studies................................................     409,397          414,862
  Other current liabilities...............................................      32,703           31,158
                                                                          ------------      -----------
        Total current liabilities.........................................     465,428          511,923

Redeemable common stock, Class A, par value $.001 per share,
 93,334 shares issued at March 31, 2000 and December 31, 1999
 (aggregate involuntary liquidation value $175,000).......................     175,000          175,000

                               STOCKHOLDERS' EQUITY

Preferred  stock,  par  value  $.001  per  share,  5,000,000  shares
 authorized, none issued..................................................          -                -
Common stock, Class A, par value $.001 per share,
 18,750,000 shares authorized, 3,601,277 and 3,557,339 shares issued at
 March 31, 2000 and December 31, 1999, respectively.......................       3,601            3,557
Convertible Common stock, Class B, par value $.001 per share,
 1,250,000 shares authorized, none and 688 shares issued at
 March 31, 2000 and December 31, 1999, respectively.......................          -                 1
Additional paid-in capital................................................   9,301,131        9,114,867
Deficit accumulated during the development stage..........................  (6,665,850)      (6,444,769)
                                                                          ------------      -----------
     Total stockholders' equity...........................................   2,638,882        2,673,656
                                                                          ------------      -----------

        TOTAL............................................................. $ 3,279,310      $ 3,360,579
                                                                          ============      ===========

See notes to condensed financial statements.


                             SYMBOLLON CORPORATION
                          (a development stage company)

           CONDENSED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                          DURING THE DEVELOPMENT STAGE
                                  (Unaudited)
                                                                                     Period From
                                                                                    July 15, 1986
                                                        Three Months Ended          (Inception) to
                                                             March 31,                 March 31,
                                                         2000         1999               2000
                                                     -----------   -----------        -----------
Revenue:
Net product sales.................................   $    81,400   $   172,500        $ 1,547,597
Contract revenue..................................             -        82,993            983,713
License fee revenue...............................             -             -          2,940,000
                                                     -----------   -----------        -----------
        Total revenue.............................        81,400       255,493          5,471,310

Operating Expenses:
    Cost of goods sold............................   $    48,464   $   113,008        $   962,516
    Research and development costs................       189,592       440,105          7,114,569
    General and administrative expenses...........       100,671       100,294          4,403,592
                                                     -----------   -----------        -----------
        Total operating expenses..................       338,727       653,407         12,480,677
                                                     -----------   -----------        -----------

Loss from operations..............................      (257,327)     (397,914)        (7,009,367)

Interest income...................................        36,246        17,130            699,777

Interest expense and debt issuance costs..........             -             -           (356,260)
                                                     -----------   -----------        -----------

Net Loss..........................................   $  (221,081)  $  (380,784)       $(6,665,850)
                                                     ===========   ===========        ===========

Basic and diluted net loss per share of common stock.$     (0.06)  $     (0.13)
                                                     ===========   ===========

Weighted average number of common shares
 outstanding - basic and diluted..................     3,661,875     2,905,069
                                                     ===========   ===========



See notes to condensed financial statements.

                             SYMBOLLON CORPORATION
                         (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                                           Period From
                                                                                          July 15, 1986
                                                                Three Months Ended       (Inception) to
                                                                      March 31,            March 31,
                                                                2000          1999           2000
                                                             -----------   -----------    -----------
Cash flows from operating activities:
    Net loss..............................................   $  (221,081)  $  (380,784)   $(6,665,850)
    Adjustments  to  reconcile  net loss to net
    cash  provided  by  (used  in) operating activities:
      Depreciation and amortization expense...............         9,078        11,446        484,812
      Amortization of debt issuance costs.................             -             -        130,000
      Loss on disposition of equipment....................             -             -         38,717
      Reduction of redeemable common stock in lieu of
        receipt of license payment........................             -             -       (175,000)
      Changes in:
        Restricted cash...................................           177        (2,145)       (52,438)
        Accounts receivable...............................       (30,117)      (48,322)      (102,132)
        Inventory.........................................         2,564       (10,515)       (93,790)
        Prepaid expenses..................................        14,953        37,349        (39,264)
        Accounts payable and other current liabilities....       (46,495)      193,315        522,603
                                                             -----------   -----------    -----------
        Net cash used in operating activities.............      (270,921)     (199,656)    (5,952,342)
                                                             -----------   -----------    -----------
Cash flows from investing activities:
    Equipment and leasehold improvements costs............        (1,134)       (2,965)      (369,522)
    Patent and trademark costs............................        (1,085)       (7,100)      (469,641)
    Proceeds from sale of equipment.......................             -             -         11,300
    Deposit...............................................             -             -         (2,364)
                                                             -----------   -----------    -----------
      Net cash used in investing activities...............        (2,219)      (10,065)      (830,227)
                                                             -----------   -----------    -----------
Cash flows from financing activities:
    Warrant and option exercise...........................       186,308             -        815,512
    Borrowings from stockholders..........................             -             -        253,623
    Repayment to stockholders.............................             -             -       (127,683)
    Sale of common stock and units........................             -             -      9,419,508
    Sale of option to purchase units......................             -             -            100
    Public offering costs.................................             -             -     (1,343,502)
    Issuance of preferred stock...........................             -             -        450,000
                                                             -----------   -----------    -----------
      Net cash provided by financing activities...........       186,308             -      9,467,558
                                                             -----------   -----------    -----------
NET INCREASE (DECREASE) IN CASH...........................       (86,832)     (209,721)     2,684,989
Cash at beginning of period...............................     2,771,821     1,514,115
                                                             -----------   -----------    -----------
CASH AT END OF PERIOD.....................................   $ 2,684,989   $ 1,304,394    $ 2,684,989
                                                             ===========   ===========    ===========

See notes to condensed financial statements.

                              SYMBOLLON CORPORATION
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Description of Business:
         -----------------------
         Symbollon Corporation ("Symbollon" or the "Company") was formed to develop and commercialize proprietary iodine-based products for infection control and treatment in biomedical and bioagricultural industries. The Company is in the development stage and its efforts since inception have been principally devoted to research and development, securing patent and trademark protection and raising capital. Management of the Company anticipates that additional losses will be incurred as these efforts are pursued. In 1995, the Company signed a marketing and supply agreement for its first product and commenced shipping.

Note B - Accounting Policies and Disclosure:
         ----------------------------------

         The accompanying unaudited financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

         In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Item 2.  Management's Discussion and Analysis or Plan of Operation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

         Symbollon is a development stage company. Since inception, the Company's efforts have been principally devoted to research and development, securing patent and trademark protection and raising capital, most of which efforts commenced after May 1991. Except for revenue earned since 1995 on product sales of IodoZyme, the Company's sole revenue to date has been from research and development collaborations with corporate partners and interest income.

Forward-Looking Statements

In addition to the historical information contained herein, this Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements concerning plans, objectives, goals, strategies, prospects, revenues, liquidity and capital resources, financial needs and future performance, costs and expenditures. Such statements may be identified or qualified, without limitation, by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance, achievements and results may differ materially from those expressed, projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, dependence on collaborative partners, early stage of drug development, additional financing requirements and availability, history (and expectation) of losses, uncertainty of patent protection, uncertainty associated with preclinical and clinical testing, market acceptance, intense competition, government regulation, dependence on key personnel, lack of marketing and manufacturing experience, reimbursement and drug pricing uncertainty, potential product liability, materials incompatibility, ability to maintain its Nasdaq SmallCap Market listing, hazardous materials, and the other risks and uncertainties described or discussed in the section "Risk Factors" in the Annual Report on Form 10-KSB for the period ended December 31, 1999. The forward-looking statements contained herein represent the Company's judgment as of the date of the Quarterly Report on Form 10-QSB, and the Company cautions readers not to place undue reliance on such statements.

Results of Operations

         Symbollon's net loss for the three-month period ended March 31, 2000 was $221,081, reflecting a decrease of $159,703 from a net loss of $380,784 in the comparable 1999 period. The decreased loss for the three-month period resulted primarily from decreased development costs related to the Company's ongoing Phase II clinical trial, partially offset by decreased revenues from product sales and corporate contracts. The Company expects to continue to incur operating losses for the foreseeable future.

         Product revenues from sales of IodoZyme for the three-month period ended March 31, 2000 was $81,400, reflecting a decrease of $91,100, from the product sales in the comparable 1999 periods. Because the Company's exclusive marketing partner orders IodoZyme a limited number of times each year, the changes between periods reflect mostly timing differences in receipt of those orders from the marketing partner, and the decreased sales for the three-month period do not necessarily reflect correspondingly decreased sales for the entire year.

         The gross profit margin on product sales for the three-month period ended March 31, 2000 were 40%, compared to 34%, in the comparable 1999 periods. The increase in the gross profit margin on product sales for the three-month period ended March 31, 2000 was primarily due to decreased labor cost.

         There were no contract revenues for the three-month period ended March 31, 2000, compared to $82,993 in the same 1999 period. The contract revenues for the three-month period ended March 31, 1999 were generated from development activities related to the corporate relationship with Bausch & Lomb Pharmaceuticals, Inc. Symbollon does not anticipate generating significant contract revenues from this corporate relationship in 2000.

         Research and development expenses for the three-month period ended March 31, 2000 were $189,592, reflecting a decrease of $250,513, from the research and development expenses in the comparable 1999 periods. The decrease resulted from decreased development expenses related to the Company's drug candidate for the treatment of fibrocystic breast disease, including consulting fees and clinical costs associated with the Company's ongoing Phase II clinical trial and conducting a Phase I clinical trial.

         General and administrative expenses for the three-month period ended March 31, 2000 was $100,671, reflecting an increase of $377, from the general and administrative expenses in the comparable 1999 period. The Company anticipates that general and administrative expenses will increase over current levels for the remainder of 2000 as the Company increases its efforts associated with investor and public relations.

         The Company's  interest income for the  three-month  period ended March
31, 2000 was $36,246, reflecting an increase of $19,116, from the interest income in the comparable 1999 period. The increase resulted from an increase in available funds for investment.

Liquidity and Capital Resources

         The Company has primarily funded its activities through proceeds from private and public placements of equity and revenues from research and development collaborations with corporate partners. As of March 31, 2000, the Company had working capital of $2,507,185.

         The Company continues to incur operating losses and has incurred a cumulative loss through March 31, 2000 of $6,665,850. The Company believes that it has the necessary liquidity and capital resources to sustain planned operations for the twelve months following March 31, 2000. In the event that the Company's internal estimates relating to its planned revenues and expenditures prove inaccurate, the Company may be required to reallocate funds among its planned activities and curtail certain planned expenditures. In any event, the Company anticipates that it will require additional financing after March 31, 2001, and therefore, the Company will seek new financing during the next twelve months.

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

         During the remainder of 2000, the Company anticipates paying approximately $259,000 as compensation for its current executive officers, and approximately $25,000 for lease payments on its facilities. The Company anticipates that the continued clinical development of IoGen will cost approximately $400,000 during remainder of 2000. At December 31, 1999, the Company had a net operating loss carryforward for federal income tax purposes of approximately $6,292,000 expiring through 2019.


Part II - Other Information

Item 5. Other Information

         Under the Company's Collaboration and Sale/License Agreement with Bausch & Lomb Pharmaceuticals, Inc., Bausch & Lomb is required to provide Symbollon with ninety (90) days notice of termination. Unless Bausch & Lomb provided Symbollon with a notice of termination by May 4, 2000, Bausch & Lomb would be obligated to pay Symbollon the next milestone payment of $800,000 due under the agreement on August 4, 2000. Since the development process has not advanced as originally contemplated by the parties, Symbollon waived the ninety-day termination notice for the period before the next milestone payment in order to allow Bausch & Lomb time to gather more information prior to making its decision on whether to continue the relationship with Symbollon. If Bausch & Lomb does desire to continue the relationship, Symbollon has also agreed to enter into good faith negotiations to amend the agreement to reflect a more realistic and achievable development plan and milestone payment schedule.

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

                                       SYMBOLLON CORPORATION

Date:  May 12, 2000                    By: /s/ Paul C. Desjourdy
                                           ------------------------------------
                                           Paul C. Desjourdy, President/COO/CFO
                                           and authorized signatory

                              SYMBOLLON CORPORATION

                                INDEX TO EXHIBITS

                                                                         Page #

27.1     Financial Data Schedule.......................................