Form 10QSB
period 2000-06-30
SYMBOLLON CORP
filed 2000-08-10
CIK 912086

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                     August 10, 2000
                                    -----------------
        Class A Common Stock            3,695,611

Transitional Small Business Disclosure Format (check one):

                    Yes             No    X
                        --------       --------

                              SYMBOLLON CORPORATION
                          (a Development Stage Company)

                                      INDEX

                                                                          PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Unaudited Condensed Balance Sheets
                      - June 30, 2000 and December 31, 1999                 1

                  Unaudited Condensed Statements of Operations
                      and Deficit Accumulated During the Development
                      Stage - For the six and three months
                      ended June 30, 2000 and June 30, 1999 and
                      for the period from July 15, 1986 (inception)
                      to June 30, 2000                                      2

                  Unaudited Condensed  Statements  of  Cash  Flows
                      - For the six months ended June 30, 2000
                      and June 30, 1999 and for the period
                      from July 15, 1986 (inception) to June 30, 2000       3

                  Notes to the Unaudited Condensed Financial Statements     4

         Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results of Operation         5

PART II.  OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders        7

         Item 5. Other Information                                          7

         Item 6.  Exhibits and Reports on Form 8-K                          8

SIGNATURE                                                                   8

INDEX TO EXHIBITS                                                           9

                        Part I - Financial Information

Item 1 - Financial Statements

                             SYMBOLLON CORPORATION
                         (a Development Stage Company)

                            CONDENSED BALANCE SHEETS


                                     ASSETS
                                                                          (unaudited)
                                                                            June 30,       December 31,
                                                                              2000              1999
                                                                          -------------     ------------
Current assets:
  Cash and cash equivalents............................................... $ 2,455,235      $ 2,771,821
  Restricted cash.........................................................      52,300           52,615
  Accounts receivable.....................................................      21,870           72,015
  Inventory...............................................................      95,926           96,354
  Prepaid expenses........................................................      24,311           54,217
                                                                           -----------      -----------
        Total current assets.............................................. $ 2,649,642      $ 3,047,022

Equipment and leasehold improvements, net of
 accumulated depreciation and amortization................................      91,423           89,710
Other assets:
    Patent and trademark cost, net of accumulated amortization............     274,042          221,483
    Deposit...............................................................       2,364            2,364
                                                                          ------------      -----------
        TOTAL ASSETS...................................................... $ 3,017,471      $ 3,360,579
                                                                          ============      ===========

                                   LIABILITIES
Current liabilities:
  Accounts payable........................................................ $    32,544      $    65,903
  Accrued clinical studies................................................     407,422          414,862
  Other current liabilities...............................................      69,943           31,158
                                                                          ------------      -----------
        Total current liabilities.........................................     509,909          511,923
                                                                          ------------      -----------
Redeemable common stock, Class A, par value $.001 per share,
 93,334 shares issued at June 30, 2000 and December 31, 1999
 (aggregate involuntary liquidation value $175,000).......................     175,000          175,000
                                                                          ------------      -----------
                               STOCKHOLDERS' EQUITY

Preferred  stock,  par  value  $.001  per  share,  5,000,000  shares
 authorized, none issued..................................................         --               --
Common stock, Class A, par value $.001 per share,
 18,750,000 shares authorized, 3,602,277 and 3,557,339 shares issued at
 June 30, 2000 and December 31, 1999, respectively........................       3,602            3,557
Convertible Common stock, Class B, par value $.001 per share,
 1,250,000 shares authorized, none and 688 shares issued at
 June 30, 2000 and December 31, 1999, respectively........................          --                1
Additional paid-in capital................................................   9,304,380        9,114,867
Deficit accumulated during the development stage..........................  (6,975,420)      (6,444,769)
                                                                          ------------      -----------
     Total stockholders' equity...........................................   2,332,562        2,673,656
                                                                          ------------      -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................ $ 3,017,471      $ 3,360,579
                                                                          ============      ===========

See notes to condensed financial statements.


                             SYMBOLLON CORPORATION
                          (a Development Stage Company)

           CONDENSED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                          DURING THE DEVELOPMENT STAGE
                                  (Unaudited)
                                                                                                               Period From
                                                                                                              July 15, 1986
                                                        Three Months Ended            Six Months Ended       (Inception) to
                                                              June 30,                    June 30,              June 30,
                                                         2000         1999           2000          1999           2000
                                                     -----------   -----------    -----------   -----------    -----------
Revenue:
    Net product sales.............................   $       --             --    $    81,400   $   172,500    $ 1,547,597
    Contract revenue..............................           --    $   105,886             --       188,879        983,713
    License fee revenue...........................           --             --             --            --      2,940,000
                                                     -----------   -----------    -----------   -----------    -----------
        Total revenue.............................           --        105,886         81,400       361,379      5,471,310

Operating Expenses:
    Cost of goods sold............................        15,303        27,182         63,767       140,190        977,819
    Research and development costs................       199,398       474,003        388,990       914,108      7,313,967
    General and administrative expenses...........       131,052        95,725        231,723       196,019      4,534,644
                                                     -----------   -----------    -----------   -----------    -----------
        Total operating expenses..................       345,753       596,910        684,480     1,250,317     12,826,430
                                                     -----------   -----------    -----------   -----------    -----------

Loss from operations..............................      (345,753)     (491,024)      (603,080)     (888,938)    (7,355,120)

Interest income...................................        36,183        17,130         72,429        30,503        735,960

Interest expense and debt issuance costs..........            --            --             --            --       (356,260)
                                                     -----------   -----------    -----------   -----------    -----------

Net Loss..........................................   $  (309,570)  $  (473,894)   $  (530,651)  $  (858,435)   $(6,975,420)
                                                     ===========   ===========    ===========   ===========    ===========
Basic and diluted net loss per share of common stock.$     (0.08)  $     (0.16)   $     (0.14)  $     (0.30)
                                                     ===========   ===========    ===========   ===========

Weighted average number of common shares
 outstanding - basic and diluted..................     3,694,611     2,905,069      3,678,243     2,905,069
                                                     ===========   ===========    ===========   ===========




See notes to condensed financial statements.

                             SYMBOLLON CORPORATION
                         (a Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                                           Period From
                                                                                          July 15, 1986
                                                                 Six Months Ended        (Inception) to
                                                                     June 30,               June 30,
                                                                2000          1999           2000
                                                             -----------   -----------    -----------
Cash flows from operating activities:
    Net loss..............................................   $  (530,651)  $  (858,435)   $(6,975,420)
    Adjustments  to  reconcile  net loss to net
    cash  used  in operating activities:
      Depreciation and amortization expense...............        18,885        22,892        494,619
      Amortization of debt issuance costs.................            --            --        130,000
      Loss on disposition of equipment....................            --            --         38,717
      Reduction of redeemable common stock in lieu of
        receipt of license payment........................            --            --       (175,000)
      Changes in:
        Restricted cash...................................           315        (3,996)       (52,300)
        Accounts receivable...............................        50,145       130,924        (21,870)
        Inventory.........................................           428       (11,779)       (95,926)
        Prepaid expenses..................................        29,906        55,625        (24,311)
        Accounts payable and other current liabilities....        (2,014)      365,481        567,084
                                                             -----------   -----------    -----------
        Net cash used in operating activities.............      (432,986)     (299,288)    (6,114,407)
                                                             -----------   -----------    -----------
Cash flows from investing activities:
    Equipment and leasehold improvements costs............       (15,741)       (2,964)      (384,129)
    Patent and trademark costs............................       (57,417)      (11,575)      (525,973)
    Proceeds from sale of equipment.......................                                     11,300
    Deposit...............................................                                     (2,364)
                                                             -----------   -----------    -----------
      Net cash used in investing activities...............       (73,158)      (14,539)      (901,166)
                                                             -----------   -----------    -----------
Cash flows from financing activities:
    Warrant and option exercise...........................       186,308            --        815,512
    Borrowings from stockholders..........................            --            --        253,623
    Repayment to stockholders.............................            --            --       (127,683)
    Sale of common stock and units........................         3,250         2,250      9,422,758
    Sale of option to purchase units......................            --            --            100
    Public offering costs.................................            --            --     (1,343,502)
    Issuance of preferred stock...........................            --            --        450,000
                                                             -----------   -----------    -----------
      Net cash provided by financing activities...........       189,558         2,250      9,470,808
                                                             -----------   -----------    -----------
Net increase (decrease) in cash and cash equivalents......      (316,586)     (311,577)     2,455,235
Cash and cash equivalents at beginning of period..........     2,771,821     1,514,115
                                                             -----------   -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................   $ 2,455,235   $ 1,202,538    $ 2,455,235
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

         In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the six and three-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

Forward-Looking Statements

         In addition to the historical information contained herein, this Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements concerning plans, objectives, goals, strategies, prospects, financial needs, future performance, costs and expenditures and Year 2000 matters. Such statements may be identified or qualified, without limitation, by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance, achievements and results may differ materially from those expressed, projected or suggested in the forward-looking statements due to certain risks and uncertainties, described or discussed in the section "Risk Factors" in the Annual Report on Form 10-KSB for the period ended December 31, 1999. The forward-looking statements contained herein represent the Company's judgment as of the date of the Quarterly Report on Form 10-QSB, and the Company cautions readers not to place undue reliance on such statements.

Results of Operations

         Symbollon's net loss for the three-month period ended June 30, 2000 was $309,570, reflecting a decrease of $164,324 or 34.7% from a net loss of $473,894 in the comparable 1999 period. Symbollon's net loss for the six-month period ended June 30, 2000 was $530,651, reflecting a decrease of $327,784 or 38.2% from a net loss of $858,435 in the comparable 1999 period. The decreased loss for the periods resulted primarily from decreased development costs related to the Company's recently completed Phase I and II clinical trials, partially offset by decreased contract revenues from corporate partners and increased general and administrative expenses. The Company expects to continue to incur operating losses for the foreseeable future.

         Product revenues from sales of IodoZyme for the three and six-month periods ended June 30, 2000 were none and $81,400, compared to none and $172,500 in the comparable 1999 periods. Because the Company's exclusive marketing partner orders IodoZyme a limited number of times each year, the changes between periods reflect mostly timing differences in receipt of those orders from the marketing partner, and the decreased sales for the six-month period do not necessarily reflect correspondingly decreased sales for the entire year.

         The gross profit margin on product sales for the six-month period ended June 30, 2000 were 22%, compared to 19% in the comparable 1999 period. The increase in the gross profit margin on product sales was primarily due to decreased labor cost associated with manufacturing efficiencies.

         There were no contract revenues for the three and six-month periods ended June 30, 2000, compared to none and $188,879 in the comparable 1999 periods. The contract revenues for the six-month period ended June 30, 1999 were generated from development activities related to the corporate relationship with Bausch & Lomb Pharmaceuticals, Inc., which activities were not preformed in 2000. The Company does not anticipate any further revenues from that relationship during the remainder of 2000.

         Research and development expenses for the three and six-month periods ended June 30, 2000 were $199,398 and $388,990, respectively, reflecting decreases of $274,605 and $525,118, respectively, from the comparable 1999 periods. The decreases resulted from decreased development expenses related to IoGen, the Company's drug candidate for the treatment of fibrocystic breast disease, including consulting fees and clinical costs associated with the Company's recently completely Phase I and II clinical trials. The Company anticipates that if the results of the Phase II trial are favorable research and development expenses will increase over the remainder of 2000 as the Company continues the clinical development of IoGen.

         General and administrative expenses for the three and six-month periods ended June 30, 2000 were $131,052 and $231,723, respectively, reflecting increases of $35,327 and $35,704, respectively, from the comparable 1999 periods. The increases resulted primarily from increased employee salaries and related costs and investor and public relations expenses.

         The Company's interest income for the three and six-month periods ended June 30, 2000 were $36,183 and $72,429, reflecting increases of $19,053 and $41,926, from the interest income in the comparable 2000 periods. The increases resulted from increases in available funds for investment.

Liquidity and Capital Resources

         The Company has funded its activities through proceeds from private and public placements of equity and debt securities. As of June 30, 2000, the Company had working capital of $2,139,733.

         The Company continues to incur operating losses and has incurred a cumulative loss through June 30, 2000 of $6,975,420. The Company believes that it has the necessary liquidity and capital resources to sustain planned operations for the twelve months following June 30, 2000. In the event that the Company's internal estimates relating to its planned revenues or expenditures prove inaccurate, the Company may be required to reallocate funds among its planned activities and curtail certain planned expenditures. In any event, the Company anticipates that it will require additional funds after June 30, 2001, and therefore, the Company will continue to seek new financing during the next twelve months.

         The Company's ability to obtain new financing may, in part, be affected by the Company's ability to meet the criteria for continued listing of its securities on the Nasdaq SmallCap Market. Nasdaq's current SmallCap continued listing criteria require, in part, that the Company maintain net tangible assets of at least $2,000,000, a minimum bid price of $1.00 per share of common stock and two market makers for its securities. There can be no assurance that in the future the Company will be able to continue to meet the criteria for continued listing of its securities on Nasdaq.

         During the remainder of 2000, the Company anticipates paying approximately $172,500 as compensation for its current executive officers, and approximately $16,000 for lease payments on its facilities. The Company anticipates that the continued clinical development of IoGen will cost approximately $200,000 during the remainder of 2000. At December 31, 1999, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $6,292,000 expiring through 2019.


 Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         The following items were submitted to a vote of the stockholders at the Company's Annual Meeting on May 24, 2000:

         1.       Election of Directors.  The following directors were elected:

                                                          Votes
                                          --------------------------------------
                                            For          Against      Withheld
                                          ---------      -------      --------

                  Paul C. Desjourdy       2,948,318       31,085           -0-
                  Eugene Lieberstein      2,948,318       31,085           -0-

         2. Ratification of BDO Seidman, LLP as the independent auditors of the Company:

                                                Votes
                          --------------------------------------------------
                             For               Against          Withheld
                           --------            -------          --------
                           2,960,018             -0-             19,385

         Each item identified above was described in the Company's Proxy Statement for the Annual Meeting of Stockholders. Each item received the necessary votes for approval. The terms of office of James C. Richards, Ph.D. and Richard F. Maradie as directors of the Company continue until the 2001 Annual Meeting of Stockholders, and the term of office of Jack H. Kessler, Ph.D. as a director continues until the 2002 Annual Meeting of Stockholders.

Item 5. Other Information

         Under the Company's Collaboration and Sale/License Agreement with Bausch & Lomb Pharmaceuticals, Inc., Bausch & Lomb was obligated to pay Symbollon the next milestone payment of $800,000 on August 4, 2000. Development delays have caused Bausch & Lomb to consider termination of the relationship. In order to provide Bausch & Lomb with more time to gather information prior to making its decision, Symbollon has extended by two months to October 4, 2000 Bausch & Lomb's obligation to make the next milestone payment of $800,000. If Bausch & Lomb does desire to continue the relationship, Symbollon has agreed to enter into negotiations to amend the collaboration to reflect a more realistic and achievable development plan and milestone payment schedule. Therefore, it is uncertain when, or if, Symbollon will receive the next milestone payment from Bausch & Lomb.

         If Bausch & Lomb elects to terminate its sale/license agreement with Symbollon, then Bausch & Lomb would be required to transfer 482,878 shares of the Company's common stock to Symbollon for no consideration. Those shares were purchased by Bausch & Lomb for $500,000. Bausch & Lomb would also then have a right to require Symbollon to redeem 93,334 shares of the Company's common stock for $175,000 (Bausch & Lomb's purchase price) if Symbollon has adequate positive cash flow from operations in any year through 2004.

         If Bausch & Lomb terminates its sale/license agreement with Symbollon, then all rights and title to Symbollon technology sold or licensed to Bausch & Lomb under the agreement will revert back to the Company.

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

                                SYMBOLLON CORPORATION



Date:  August 10, 2000          By: /s/ Paul C. Desjourdy
                                    -------------------------------------------
                                    Paul C. Desjourdy, President/COO/CFO
                                    and authorized signatory

                              SYMBOLLON CORPORATION

                                INDEX TO EXHIBITS

                                                                         Page #


27.1 Financial Data Schedule.