Form 10QSB
period 2000-09-30
SYMBOLLON CORP
filed 2000-11-14
CIK 912086

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                    November 10, 2000
                                    -----------------
        Class A Common Stock            4,283,521

Transitional Small Business Disclosure Format (check one):

                    Yes             No    X
                        --------       --------

                              SYMBOLLON CORPORATION
                          (a Development Stage Company)

                                      INDEX

                                                                           PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Unaudited Condensed Balance Sheets
                   - September 30, 2000 and December 31, 1999                 1

                  Unaudited Condensed Statements of Operations
                   and Deficit Accumulated During the Development
                   Stage - For the nine and three months ended September
                   30, 2000 and September 30, 1999 and for the period
                   from July 15, 1986 (inception) to September 30, 2000       2

                  Unaudited Condensed Statements of  Cash Flows
                   - For the nine months ended September 30, 2000
                   and September 30, 1999 and for the period
                   from July 15, 1986 (inception) to September 30, 2000       3

                  Notes to the Unaudited Condensed Financial Statements       4

         Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of Operation            5

PART II.  OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds                    7

         Item 5. Other Information                                            7

         Item 6.  Exhibits and Reports on Form 8-K                            8

SIGNATURE                                                                     8

INDEX TO EXHIBITS                                                             9

                        Part I - Financial Information

Item 1 - Financial Statements

                             SYMBOLLON CORPORATION
                         (a Development Stage Company)

                            CONDENSED BALANCE SHEETS


                                     ASSETS
                                                                          (unaudited)
                                                                          September 30,     December 31,
                                                                              2000              1999
                                                                          -------------     ------------
Current assets:
  Cash and cash equivalents............................................... $ 3,879,971      $ 2,771,821
  Restricted cash.........................................................          --           52,615
  Accounts receivable.....................................................      34,120           72,015
  Inventory...............................................................      62,848           96,354
  Prepaid expenses........................................................      20,038           54,217
                                                                           -----------      -----------
        Total current assets.............................................. $ 3,996,977      $ 3,047,022

Equipment and leasehold improvements, net of
 accumulated depreciation and amortization................................      88,464           89,710
Other assets:
    Patent and trademark cost, net of accumulated amortization............     277,888          221,483
    Deposit...............................................................       2,364            2,364
                                                                          ------------      -----------
        TOTAL ASSETS...................................................... $ 4,365,693      $ 3,360,579
                                                                          ============      ===========

                                   LIABILITIES
Current liabilities:
  Accounts payable........................................................ $    21,864      $    65,903
  Accrued clinical studies................................................     137,754          414,862
  Other current liabilities...............................................      98,234           31,158
                                                                          ------------      -----------
        Total current liabilities.........................................     257,852          511,923
                                                                          ------------      -----------
Redeemable common stock, Class A, par value $.001 per share,
 93,334 shares issued at September 30, 2000 and December 31, 1999
 (aggregate involuntary liquidation value $175,000).......................     175,000          175,000
                                                                          ------------      -----------
                               STOCKHOLDERS' EQUITY

Preferred  stock,  par  value  $.001  per  share,  5,000,000  shares
 authorized, none issued..................................................         --               --
Common stock, Class A, par value $.001 per share,
 18,750,000 shares authorized, 4,190,187 and 3,557,339 shares issued at
 September 30, 2000 and December 31, 1999, respectively...................       4,191            3,557
Convertible Common stock, Class B, par value $.001 per share,
 1,250,000 shares authorized, none and 688 shares issued at
 September 30, 2000 and December 31, 1999, respectively...................          --                1
Additional paid-in capital................................................  11,066,833        9,114,867
Deficit accumulated during the development stage..........................  (7,138,183)      (6,444,769)
                                                                          ------------      -----------
     Total stockholders' equity...........................................   3,932,841        2,673,656
                                                                          ------------      -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................ $ 4,365,693      $ 3,360,579
                                                                          ============      ===========

See notes to condensed financial statements.


                             SYMBOLLON CORPORATION
                          (a Development Stage Company)

           CONDENSED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                          DURING THE DEVELOPMENT STAGE
                                  (Unaudited)
                                                                                                               Period From
                                                                                                              July 15, 1986
                                                        Three Months Ended            Nine Months Ended       (Inception) to
                                                           September 30,               September 30,           September 30,
                                                         2000         1999           2000          1999           2000
                                                     -----------   -----------    -----------   -----------    -----------
Revenue:
    Net product sales.............................   $   99,224    $   122,100    $   180,624   $   294,600    $ 1,646,821
    Contract revenue..............................           --         98,872             --       287,751        983,713
    License fee revenue...........................           --        750,000             --       750,000      2,940,000
                                                     -----------   -----------    -----------   -----------    -----------
        Total revenue.............................       99,224        970,972        180,624     1,332,351      5,570,534

Operating Expenses:
    Cost of goods sold............................        69,316        64,167        133,083       204,257      1,047,135
    Research and development costs................       116,536       384,885        505,526     1,298,993      7,430,503
    General and administrative expenses...........       117,029        99,722        348,752       295,741      4,651,673
                                                     -----------   -----------    -----------   -----------    -----------
        Total operating expenses..................       302,881       548,774        987,361     1,798,991     13,129,311
                                                     -----------   -----------    -----------   -----------    -----------

Income (Loss) from operations.....................      (203,657)      422,198       (806,737)     (466,640)    (7,558,777)

Interest income...................................        40,894        18,838        113,323        49,341        776,854

Interest expense and debt issuance costs..........            --            --             --            --       (356,260)
                                                     -----------   -----------    -----------   -----------    -----------

Net Income (Loss).................................   $  (162,763)  $   441,036    $  (693,414)  $  (417,299)   $(7,138,183)
                                                     ===========   ===========    ===========   ===========    ===========
Basic net income (loss) per share of common stock.   $     (0.04)  $      0.15    $     (0.18)  $     (0.14)
                                                     ===========   ===========    ===========   ===========
Diluted net income (loss) per share of common stock. $     (0.04)  $      0.14    $     (0.18)  $     (0.14)
                                                     ===========   ===========    ===========   ===========

Weighted average number of common shares
 outstanding - basic..............................     3,908,129     3,022,127      3,755,431     2,945,511
                                                     ===========   ===========    ===========   ===========
Weighted average number of common shares
 outstanding - diluted............................     3,908,129     3,148,439      3,755,431     2,945,511
                                                     ===========   ===========    ===========   ===========



See notes to condensed financial statements.

                             SYMBOLLON CORPORATION
                         (a Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                                           Period From
                                                                                          July 15, 1986
                                                                 Nine Months Ended       (Inception) to
                                                                   September 30,          September 30,
                                                                2000          1999           2000
                                                             -----------   -----------    -----------
Cash flows from operating activities:
    Net loss..............................................   $  (693,414)  $  (417,399)   $(7,138,183)
    Adjustments  to  reconcile  net loss to net
    cash  used  in operating activities:
      Depreciation and amortization expense...............        28,656        34,383        504,390
      Amortization of debt issuance costs.................            --            --        130,000
      Loss on disposition of equipment....................            --            --         38,717
      Reduction of redeemable common stock in lieu of
        receipt of license payment........................            --            --       (175,000)
      Changes in:
        Restricted cash...................................        52,615       142,991             --
        Accounts receivable...............................        37,895       (13,800)       (34,120)
        Inventory.........................................        33,506       (79,600)       (62,848)
        Prepaid expenses..................................        34,179        56,756        (20,038)
        Accounts payable and other current liabilities....      (254,070)      471,910        315,028
                                                             -----------   -----------    -----------
        Net cash provided by (used in) operating activities.    (760,633)      195,241     (6,442,054)
                                                             -----------   -----------    -----------
Cash flows from investing activities:
    Equipment and leasehold improvements costs............       (20,125)       (3,563)      (388,513)
    Patent and trademark costs............................       (63,693)      (17,590)      (532,249)
    Proceeds from sale of equipment.......................            --            --         11,300
    Deposit...............................................            --            --         (2,364)
                                                             -----------   -----------    -----------
      Net cash used in investing activities...............       (83,818)      (21,153)      (911,826)
                                                             -----------   -----------    -----------
Cash flows from financing activities:
    Warrant and option exercise...........................     1,949,351            --      2,578,555
    Borrowings from stockholders..........................            --            --        253,623
    Repayment to stockholders.............................            --            --       (127,683)
    Sale of common stock and units........................         3,250       736,175      9,422,758
    Sale of option to purchase units......................            --            --            100
    Public offering costs.................................            --            --     (1,343,502)
    Issuance of preferred stock...........................            --            --        450,000
                                                             -----------   -----------    -----------
      Net cash provided by financing activities...........     1,952,601       736,175     11,233,851
                                                             -----------   -----------    -----------
Net increase in cash and cash equivalents.................     1,108,150       910,263      3,879,971
Cash and cash equivalents at beginning of period..........     2,771,821     1,514,115             --
                                                             -----------   -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................   $ 3,879,971   $ 2,424,378    $ 3,879,971
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

         In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the nine and three-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Note C - Capitalization:

         During the third quarter of 2000, the Company raised $1,760,730 from the exercise of warrants for 586,910 shares of the Company's Class A Common Stock at $3.00 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         Symbollon is a development stage company. Since inception, the Company's efforts have been principally devoted to research and development, securing patent and trademark protection and raising capital, most of which efforts commenced after May 1991. Except for revenue earned since 1995 on product sales of IodoZyme(R), the Company's sole revenue to date has been from research and development collaborations with corporate partners and interest income.

Forward-Looking Statements

         In addition to the historical information contained herein, this Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements concerning plans, objectives, goals, strategies, prospects, financial needs, future performance and costs and expenditures. Such statements may be identified or qualified, without limitation, by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance, achievements and results may differ materially from those expressed, projected or suggested in the forward-looking statements due to certain risks and uncertainties, described or discussed in the section "Risk Factors" in the Annual Report on Form 10-KSB for the period ended December 31, 1999 and subsequent filings. The forward-looking statements contained herein represent the Company's judgment as of the date of the Quarterly Report on Form 10-QSB, and the Company cautions readers not to place undue reliance on such statements.

Results of Operations

         Symbollon's net loss for the three-month period ended September 30, 2000 was $162,763, reflecting an increase of $603,799 from a net income of $441,036 in the comparable 1999 period. Symbollon's net loss for the nine-month period ended September 30, 2000 was $693,414, reflecting an increase of $276,115 or 66.2% from a net loss of $417,299 in the comparable 1999 period. The increased loss for the periods  resulted  primarily from decreased  contract and license fee revenues from corporate partners and increased general and administrative expenses, partially offset by decreased development costs related to the Company's IoGen(TM) clinical trials. The Company expects to continue to incur operating losses for the foreseeable future.

         Product revenues from sales of IodoZyme for the three and nine-month periods ended September 30, 2000 were $99,224 and $180,624, compared to $122,100 and $294,600 in the comparable 1999 periods. Year-to-date sales of IodoZyme have decreased 38.7% from the comparable 1999 period. Based on information from the Company's exclusive marketing partner, the Company anticipates that IodoZyme sales for the entire year will reflect a similar or larger percentage decrease compared to 1999 sales.

         The gross profit margin on product sales for the three and nine-month period ended September 30, 2000 were 30% and 26%, compared to 47% and 31% in the comparable 1999 periods. The decrease in the gross profit margin on product sales was primarily due to increased overhead cost per unit associated with the lower sales volumes experienced in 2000.

         There were no contract revenues for the three and nine-month periods ended September 30, 2000, compared to $98,872 and $287,751 in the comparable 1999 periods. There were no license fee revenues for the three and nine-month periods ended September 30, 2000, compared to $750,000 in the comparable 1999 periods. The contract and license fee revenues for the three and nine-month periods ended September 30, 1999 were generated from the corporate relationship with Bausch & Lomb Pharmaceuticals, Inc., which activities were not preformed in 2000. The Company does not anticipate any further revenues from that relationship.

         Research and development expenses for the three and nine-month periods ended September 30, 2000 were $116,536 and $505,526, respectively, reflecting decreases of $268,349 and $793,467, respectively, from the comparable 1999 periods. The decreases resulted from decreased development expenses related to IoGen, the Company's drug candidate for the treatment of fibrocystic breast disease, including consulting fees and clinical costs associated with the Company's completed Phase I and II clinical trials.

         General and administrative expenses for the three and nine-month periods ended September 30, 2000 were $117,029 and $348,752, respectively, reflecting increases of $17,307 and $53,011, respectively, from the comparable 1999 periods. The increases resulted primarily from increased employee salaries and related costs and investor and public relations expenses.

         The Company's interest income for the three and nine-month periods ended September 30, 2000 were $40,894 and $113,323, reflecting increases of $22,056 and $63,982, from the interest income in the comparable 2000 periods. The increases resulted from increases in available funds for investment.

Liquidity and Capital Resources

         The Company has funded its activities through proceeds from private and public placements of equity and debt securities. As of September 30, 2000, the Company had working capital of $3,739,125.

         The Company continues to incur operating losses and has incurred a cumulative loss through September 30, 2000 of $7,138,183. The Company believes that it has the necessary liquidity and capital resources to sustain planned operations for the twelve months following September 30, 2000. In the event that the Company's internal estimates relating to its planned revenues or expenditures prove inaccurate, the Company may be required to reallocate funds among its planned activities and curtail certain planned expenditures. In any event, the Company anticipates that it will require additional funds after September 30, 2001, and therefore, the Company will continue to seek new financing during the next twelve months.

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

         During the remainder of 2000, the Company anticipates paying approximately $86,000 as compensation for its current executive officers, and approximately $8,000 for lease payments on its facilities. The Company anticipates that the continued clinical development of IoGen will cost approximately $100,000 during the remainder of 2000. At December 31, 1999, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $6,292,000 expiring through 2019.


 Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds

         During the third quarter of 2000, the Company issued 586,910 shares of the Company's Class A Common Stock upon exercise of outstanding warrants at $3.00 per share, providing the Company with $1,760,730 in proceeds. The warrants had been issued in the Company's previously disclosed 1999 private placement, under Rule 506 of Regulation D under the Securities Act of 1933, of units to accredited investors, and the shares were similarly issued under Rule 506. The shares have been registered for resale on Form S-3.

Item 5. Other Information

         Pursuant to the Company's Collaboration and Sale/License Agreement with Bausch & Lomb Pharmaceuticals, Inc., on November 14, 2000 Bausch & Lomb exercised its right to conclude the agreement. All rights and title to Symbollon technology sold or licensed to Bausch & Lomb under the agreement reverts back to the Company. Under the agreement, Bausch & Lomb is required to transfer 482,878 shares of the Company's common stock to Symbollon for no consideration. Bausch & Lomb purchased those shares for $500,000. Bausch & Lomb has a right to require Symbollon to redeem it remaining 93,334 shares of the Company's common stock for $175,000 (Bausch & Lomb's purchase price) if Symbollon has adequate positive cash flow from operations in any year through 2004.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  See Index to Exhibits on Page E-1.

         (b)      Reports on Form 8-K

                  1. The Company filed report on Form 8-K on August 16, 2000. The report contained an Item 5 disclosure concerning the Company's preliminary results of a Phase II clinical trial for its patented drug, IoGen.

                  2. The Company filed a report on Form 8-K on September 11, 2000. The report contained an Item 5 disclosure concerning the exercise of 586,910 warrants at $3.00 per share.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                    SYMBOLLON CORPORATION



Date:  November 14, 2000            By: /s/ Paul C. Desjourdy
                                        -------------------------------------
                                        Paul C. Desjourdy, President/COO/CFO
                                        and authorized signatory

                              SYMBOLLON CORPORATION

                                INDEX TO EXHIBITS

                                                                        Page #

27.1     Financial Data Schedule.