Form 10KSB
period 2000-12-31
SYMBOLLON CORP
filed 2001-03-29
CIK 912086

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2000
                                       OR

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year (year ended December 31, 2000) were $750,805.

As of March 16, 2001, the aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer was approximately $15,022,841 based upon the closing price of such stock on that date.

As of March 16, 2001, 4,264,538 shares of Class A Common Stock of the issuer were outstanding. See "Market for Common Equity and Related Stockholder Matters."

    Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 23, 2001 are incorporated by reference into Part III hereof. With the exception of the portions of such Proxy Statement expressly incorporated into this Annual Report on Form 10-KSB by reference, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-KSB.

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

         The Company believes that its iodine-based technology has potential use in a number of product application areas. These applications can be grouped into women's healthcare and infection control.

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

         Concerning women's healthcare, Symbollon believes that a relationship exists between iodine deficiency and the increased incidence of certain female health problems. These include some types of pre-menopausal breast cancer, fibrocystic breast disease and endometriosis. The Company believes that the underlying causation of these problems relates to the monthly ovarian cycle and the proper functioning of the gonadotropic hormones. Certain supporting medical research conducted over the last twenty-five years has suggested that therapeutically administered molecular iodine may normalize the estrogen/progesterone hormone levels.

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

         Total product sales for 2000 and 1999 from IodoZyme are as follows:


                                             Year Ended December 31,
                                        ------------------------------------
                                          2000                         1999
                                          ----                         ----

        United States                   $250,805                     $283,758
        Rest of World                         --                      141,451
                                         -------                      -------

        Total Product Sales             $250,805                     $425,209
                                        ========                     ========

         The Company's invoice terms are net 30 days. The Company had no orders for future delivery of IodoZyme at year-end.

Product Development

         During 2000 the Company concentrated its product development work on proposed product applications for a treatment for fibrocystic breast disease and various dermatological diseases.

         The Company spent approximately $734,000 and $1,643,000 on research and development during the years ended December 31, 2000 and 1999, respectively. Since inception, the Company has spent approximately $7,659,000 on research and development. Under certain collaborative relationships, the Company has received payments which are reflected in the Company's financial statements as contract and license fee revenues.

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

         Material developments in the Company's ongoing programs during fiscal 2000 are described below.

         Women's Healthcare

         The Company has developed an oral dosage form of its technology which generates molecular iodine in situ in the stomach of the patient. The Company refers to this tablet as IoGen(TM). Based on the available scientific literature, the Company believes that IoGen may be effective in the prevention and treatment of certain female health problems, including some types of pre-menopausal breast cancer, fibrocystic breast disease ("FBD") and endometriosis.

         We chose to initially pursue FBD based on the published results covering previous independent third party testing conducted for this indication. Collectively, more than 1,500 women afflicted with FBD have been orally administered various forms of iodine with reported clinical improvement in this breast condition occurring in 60% or greater of those women. FBD is a benign breast condition affecting approximately thirty percent of the women of childbearing age, which represents in the United States about 24 million women. However, estimates indicate that only 3.3 million of those women have been formally diagnosed with the disease. FBD is characterized by lumpiness, breast pain and tenderness.

         In 1995, Symbollon discovered a proprietary method for generating molecular iodine in situ in a person's stomach. IoGen is the first formulation developed utilizing this novel technique. In 1998, we initiated human clinical trials evaluating its effectiveness for the treatment of FBD. To date, Symbollon has completed Phase I and Phase II trials.

         The Phase I trial was structured as a single-center, open-labeled, randomized crossover study. Eighteen healthy females participated. The trial was designed to assess dose proportionality and relative bioavailability of IoGen tablets at three concentrations, 1.5 mg, 3.0 mg and 6.0 mg. These tablets were the same as used in the Phase II trials. In the Phase I study, IoGen was well tolerated at all dose levels. There were no drug-related adverse events.

         The results of the Phase I trial were based on blood and urine samples, collected over a 48-hour period following dosing. Pharmacokinetic analysis demonstrated that IoGen is dose-proportional when evaluated by either peak or mean iodine concentration in the blood samples. The results also indicated relative bioavailability among the 1.5, 3.0 and 6.0 mg IoGen tablets, as measured by the excreted iodine in urine samples and serum concentrations.

         The multi-center Phase II clinical trial treated over 100 patients with moderate to severe FBD in a placebo-controlled, double-blinded, randomized study. Three drug concentrations, 1.5 mg, 3.0 mg and 6.0 mg, were dosed daily for six months, followed by a two-month observation period.

         In the Phase II trial, IoGen was well tolerated by the patients. There were also no drug-related serious adverse events. The trial results indicate that there were no dose-related increases in incidence, severity and causality of treatment-emergent adverse events or clinically significant changes in laboratory parameters or vital signs. With regard to treatment-emergent headaches, a statistically significant decrease in incidence was observed between the placebo and the IoGen groups. Headaches were reported in 7 of 17 (41%) patients in the placebo, compared to 1 of 16 (6%) patients in the 1.5-mg group, 10 of 38 (26%) patients in the 3.0-mg group and 5 of 40 (13%) patients in the 6.0-mg group (p=.033).

         We evaluated IoGen's clinical success utilizing two validated independent assessment tools. In the first tool, the physicians measured IoGen's effectiveness by analyzing the three primary endpoints of breast nodularity, pain and tenderness. As detailed in Table 1 below, the 6.0-mg group showed improvement in 21 of 27 (78%) patients for pain, 19 of 26 (73%) for tenderness and 10 of 27 (37%) for nodularity. This compares favorably to the placebo group which had observed improvement in 6 of 10 (60%) patients for pain, 3 of 10 (30%) for tenderness and 3 of 15 (20%) for nodularity.

                                     TABLE 1

            Percentage of Patients Reporting Clinical Improvements *

     --------------------------------------------------------------------------
     Categories            Placebo        1.5-mg         3.0-mg         6.0-mg
     ----------            -------        ------         ------         ------
        Pain                 60%            60%           58%             78%
     Tenderness              30%            57%           61%             73%
     Nodularity              20%            11%           44%             37%
     --------------------------------------------------------------------------
     * Includes only patients who completed the Phase II trial with moderate to severe symptoms at baseline.

         In the second assessment tool the patients evaluated their pain and tenderness by completing a validated, health-related quality of life questionnaire. The questionnaire was developed by the Lewin Group for women with FBD, who were treated with iodine. Its results show a correlation between increased dosing and improved quality of life symptoms for the women in the study. As indicated in Table 2 below, the percentage of patients reporting improvement of 10 pain units in their overall symptom scores increased from 14% in the placebo group to 56% in the 6.0-mg group. Further supporting IoGen's effectiveness was the decreased percentage of patients whose condition worsened by 10 pain units during the trial from 36% in the placebo group to 9% in the 6.0-mg group. There was a statistically significant correlation between the clinical observations and quality of life findings for five of the six FBD symptom-related pain scales (p<0.05).

                                     TABLE 2

                      Results of the Overall Symptom Scores
             from the Health-related Quality of Life Questionnaire *

  ------------------------------------------------------------------------------
  Change in Condition          Placebo       1.5-mg        3.0-mg        6.0-mg
  -------------------          -------       ------        ------        ------
      Improvement                14%           43%          52%           56%
       No Change                 50%           29%          29%           34%
       Worsening                 36%           29%          19%            9%
  ------------------------------------------------------------------------------
  * Patients reporting change of 10 pain units or more from their baseline condition (mean baseline value for all patients was 38) were reported as improving or worsening, as the case may be.

         During 2001, the Company anticipates meeting with the United States Food and Drug Administration ("FDA") for an end-of-phase II conference. If the FDA consents, the Company plans to initiate the pivotal trials for IoGen in the latter half of 2001. Based on FDA's guidance, the Company also plans in 2001 to initiate a carcinogenicity dose-ranging study in rodents for the purpose of determining the appropriate dose to conduct a two-year bioassay study in rodents. The Company will need additional resources to continue the clinical development of IoGen. Symbollon is seeking a corporate relationship with a pharmaceutical company to commercialize IoGen and help finance the remaining clinical development of IoGen. Clinical investigation of IoGen for use in certain of the other female health indications may be investigated during 2001 and beyond as resources allow.

         Ophthalmology Applications

         No development activity occurred under the Company's collaboration and license agreement with Bausch & Lomb Pharmaceuticals, Inc. ("B&L") to develop ophthalmic products based on Symbollon's proprietary iodine technology. Pursuant to the agreement, B&L exercised its right to terminate the agreement in November 2000. Upon termination, all rights and title to Symbollon's technology sold or licensed to B&L under the agreement reverts back to the Company. B&L was also required to transfer 482,878 shares of the Company's common stock to Symbollon for no consideration. B&L purchased those shares for $500,000.

         During 2001, the Company has no plans to pursue development of ophthalmic products based on its technology.

         Dermatology Applications

         During 2000, the Company developed formulations based on its technology for the treatment of certain dermatological applications. Resources allowing, the Company's goal is to initiate human clinical trials in dermatology during the latter half of 2001.

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

Manufacturing and Supplies

         The development and manufacture of the Company's products are subject to good laboratory practices ("GLP") and current good manufacturing practices ("cGMP") requirements prescribed by the FDA and to other standards prescribed by the appropriate regulatory agency in the country of use. The Company currently produces IodoZyme through a combination of internal manufacturing activities and external subcontractors. See "Management's Discussion and Analysis or Plan of Operation." The Company currently has limited in-house manufacturing capacity, and if the Company continues to perform manufacturing activities related to IodoZyme in-house, additional manufacturing space and equipment may be necessary if product volumes increase. See "Description of Property."

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

         The steps required before new products for use in humans may be marketed in the United States include (i) preclinical trials, (ii) submission to the FDA of an Investigational New Drug ("IND") application, which must be approved before human clinical trials commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) submission of a New Drug Application ("NDA") for a new drug to the FDA and (v) FDA approval of the NDA prior to any commercial sale or shipment of the product.

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

Patents and Proprietary Rights

         The Company considers patent protection of its iodine technology to be critical to its business prospects. The Company currently holds fifteen patents and two additional patent applications filed in the United States relating to its technology. In addition, the Company holds patents and has filed a number of patent applications relating to its technology in foreign countries.


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

5,772,971 "Iodine-Based Microbial Decontamination System"      June 30, 1998

5,849,291 "Ophthalmic Non-Irritating Iodine Medicament"        December 15, 1998

5,885,592 "Method & Pharmaceutical Compositions for Oral       March 23, 1999
           Administration of Molecular Iodine"

5,962,029 "Iodine Germicides that Continuously Generate        November 5, 1999
           Free Molecular Iodine"

Re 36,605 "Reissue of 08/963,900 Method to Clean and          March 7, 2000
          Disinfect Pathogens"

         Upon B&L's termination of its collaboration and sale/license agreement with Symbollon, the rights to the United States patent issued in 1997 relating to a "Method for the Therapeutic Treatment of a Mammalian Eye" reverted back to Symbollon for no consideration.

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

         The Company is aware of one company, Mimetix Inc., which was conducting human clinical trials in the United States and Canada utilizing an iodine-based compound for the treatment of FBD. If Mimetix receives marketing approval for its drug compound prior to Symbollon, it could adversely affect the Company's ability to receive marketing approval, or if approved, the Company's ability to sell its product.

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

Employees

         As of December 31, 2000, the Company had four employees, all of whom are full-time. The Company has relationships with and from time to time engages the services of university professors and other qualified consultants to assist it in technological research and development. No employee of the Company is currently represented by a labor union. Management considers its employee relations to be good. The Company believes that the future success of the Company is dependent to a significant degree on its being able to continue to attract and retain skilled personnel.

Executive Officers

         The Company's executive officers are:

                  Name             Age    Position with the Company
                  ----             ---    -------------------------
         Jack H. Kessler, Ph.D.     50    Chief Executive Officer, Chief
                                          Scientific Officer, Secretary and
                                          Chairman of the Board of Directors

         Paul C. Desjourdy          39    President, Chief Operating Officer,
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


We expect to incur additional losses in the future that will require us to raise substantial funding

         We have incurred a cumulative operating loss of $6,911,420 through December 31, 2000. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop IodoZyme, IoGen and other potential product formulations, and from the associated administrative and patent costs. We expect to incur additional significant operating losses over the next several years and expect cumulative losses to increase substantially due to expanded development efforts, including preclinical and clinical testing. In the next few years, our revenues may be limited to sales of IodoZyme and any amounts received under research or development collaborations that we may establish.

         Based on the current status of our development efforts, we will not receive revenues or royalties from commercial sales of our drugs under development for a significant number of years, if at all. For at least the next few years, we expect our revenues to be less than our expenses. We will therefore need to raise additional funding to sustain our operations. If we fail to achieve profitable operations or raise additional funding to cover losses, we will not be able to sustain operations.

As our corporate licensing relationships are terminated, our future revenues significantly decrease

         We generate our revenues from corporate licensing arrangements. In 1999, Oclassen Pharmaceuticals Inc., our development partner, terminated its relationship covering the use of our technology in dermatology. In 2000, B&L, our development partner, terminated its relationship covering the use of our technology in ophthalmology. Our only remaining relationship is with West Agro, Inc. They can terminate their collaboration with us at any time. If that happens, and we are not able to enter into new relationships, our revenues for 2001 and beyond will significantly decrease.

We have limited data that IoGen will effectively treat fibrocystic breast disease

         We did not conduct any animal or human studies to evaluate the potential effectiveness of IoGen before launching the Phase II trial. The Phase II clinical trial that we completed in 2000 generated the first data regarding the effectiveness of IoGen. The primary purpose of the Phase II trial was to evaluate the safety of IoGen. We believe that the Phase II data concerning the drug's effectiveness indicate that IoGen can successfully treat FBD, but we need to establish IoGen's effectiveness in two well-controlled clinical trials. We estimate that our investment in the IoGen development program exceeded $2.5 million. We expensed these development costs as incurred. If the further clinical trials are not successful, our financial situation may force us to discontinue the IoGen development program.

We lack the resources to conduct the necessary clinical trials required prior to commercial sales of our potential drugs

         Any drug candidates we develop will require significant additional research and development efforts, including extensive preclinical (animal and in vitro data) and clinical testing and regulatory approval, prior to commercial sale. In addition to IoGen, our other active drug development efforts are in dermatology. We have not initiated our clinical trials in dermatology. We must pay for any future clinical trials in women's healthcare and dermatology. Our ability to conduct the necessary clinical trials depends on our generating the resources required to pay for this from future revenues, financings or licensing relationships. We may not be able to generate the necessary financial resources.

We may lose control over development and commercialization of drugs after we license them

         A key element of our strategy has been to fund most of our product development programs through collaborative agreements with major pharmaceutical companies. As part of these licensing relationships we may have to grant to the other party control over the development and commercialization process. For example, a potential corporate partner may be responsible for:

           o        conducting preclinical and clinical trials;
           o        obtaining required regulatory approvals of drug candidates;
           o        manufacturing any resulting products; and
           o        commercializing any resulting products.

         The potential corporate partner may not obligated to develop or commercialize any drug candidates under the collaboration. The potential corporate partner alone could control the amount and timing of resources dedicated by it to the program. Accordingly, the potential corporate partner would control the development program. Moreover, the potential corporate partner may view certain drug candidates developed utilizing Symbollon's technology as competitive with its own drugs or drug candidates. Accordingly, the potential corporate partner may develop its existing or alternative technologies in preference to the drug candidates based on our technology. In addition, the potential corporate partner may have the right to terminate the relationship at any time. Without the involvement of a corporate partner, our limited resources would severely hamper our ability to develop a product.

         IodoZyme's future growth and profitability will depend, in large part, on the success of West Agro's personnel and others conducting marketing efforts on their behalf in fostering acceptance of IodoZyme as an alternative to other available products. West Agro also markets and distributes products which compete directly with IodoZyme.

If we cannot raise additional funds, then we will have to limit our future activities

         We have adequate cash resources to initiate the IoGen Phase III clinical trials and continue our base operations through 2001. However, we will require substantial additional funds if we are to continue the Phase III trials beyond 2001 and continue the clinical development of IoGen or pursue the development of additional products. We cannot estimate the amount or timing of our need for future funding since this is dependent on the scope and nature of product development not yet known.

         We intend to seek additional funds for such future product development through public or private financing or collaborative or other arrangements with corporate partners. We have not been able to enter into a new corporate relationship since 1997. We believe that before we can enter into any significant new relationships, we will have to generate clinical results on our potential drugs. Our limited financial resources may require us to finance the cost of generating these results. During 1999, we had difficulty raising funds by selling equity. We obtained stockholder approval to sell up to 1,250,000 shares, with a like number of warrants. We were only able to sell 836,685 shares and warrants.

         Our common stock remains thinly traded. There is very little market support for our common stock. So long as these conditions exist, future financings will continue to be difficult. Ultimately, this could impact the terms and conditions upon which we are able to sell securities and raise funds. If adequate funds are not available when needed, we would be forced to limit the scope of our development or perhaps cease operations.

If a competitive drug is marketed to treat fibrocystic breast disease prior to IoGen, then the potential market opportunity for IoGen will be adversely affected

         The only drug approved by the United States Food and Drug Administration (commonly called FDA) for the treatment of FBD is danazol, a masculinizing hormone. We are aware of one company, Mimetix Inc., that has conducted human clinical trials in the United States and Canada utilizing an iodine-based compound for the treatment of FBD. If Mimetix receives marketing approval for its drug compound before we do, they may achieve a significant competitive advantage through FDA marketing exclusivity rights. This would delay our ability to receive marketing approval.

IodoZyme could become subject to FDA marketing clearance that could affect our ability to market IodoZyme

         Teat sanitizers, although considered animal drugs by the FDA, do not currently require clearance by the FDA prior to marketing. The FDA, however, issued draft guidelines in 1993 governing teat dips and it is possible that if such guidelines are adopted that IodoZyme will require clearance by the FDA in the future. Required compliance with these guidelines or other FDA requirements which may be adopted, would have a significant adverse effect on the marketing of IodoZyme and, consequently, on our results of operations.

We have no marketing experience within our company

         Although we have no present plans to do so, we may, in the future, determine to directly market certain of our proposed products. We have no marketing experience and significant additional capital expenditures and management resources would be required to develop a direct sales force. In the event we elect to engage in direct marketing activities, we might have difficulty obtaining the requisite funds or attracting and retaining the human resources necessary to successfully market any products.

Because our iodine-based products may stain or corrode some surfaces, potential applications for our products may not be possible

         An important aspect of our present and future product candidates is that they must be compatible with the surfaces with which they come into contact. We have ceased efforts to develop products that clean germs from certain medical and dental instruments as a result of staining and corrosion caused by the required concentrations of iodine in the formulations. We continue to investigate the balance between the level of efficacy and the need to avoid staining and corrosion. For any proposed product application, staining or corrosion from a product candidate could be sufficient to limit or forestall regulatory approval or, if approved, could adversely affect market acceptance of such product. We might not be successful in overcoming these staining and corrosion problems.

Our use of hazardous materials in our development and commercial efforts exposes us to material potential liability

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


Item 2.  Description of Property

         The Company leases approximately 5,400 square feet of office, research and development and manufacturing space in Framingham, Massachusetts for a current base annual rental of approximately $32,400 increasing $0.25 per square foot each year effective September 1. The lease expires on August 31, 2002 and may be renewed for a five-year period at the Company's option on the same terms and conditions except that the rent shall continue to increase $0.25 per square foot each year of the renewal period. The Company believes that this space is suitable and adequate for its current needs; however, because the existing space has limited in-house manufacturing capacity, additional manufacturing space may be necessary if product volumes increase.

Item 3.  Legal Proceedings

         The Company is not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a)  Price Range of Securities

         The Company's Class A Common Stock trades on the Nasdaq SmallCap Market under the symbol "SYMBA." There can be no assurance that the Company will continue to meet the criteria for continued listing on the Nasdaq SmallCap Market. The following sets forth the high and low sales prices for the Class A Common Stock for each of the quarterly periods during fiscal 2000 and 1999, as reported by Nasdaq.

                               Fiscal 2000                    Fiscal 1999
                       --------------------------    ---------------------------
                          High             Low          High              Low

         First quarter   14              2  1/4         3 7/8             1 1/2
         Second quarter   8 5/8          4 5/16         2 3/8             1 3/4
         Third quarter   12 1/16         4 1/32         2 13/16           1 3/4
         Fourth quarter   5 1/8          1  1/8         5                 2 1/16

         There are no outstanding shares of the Company's Class B Common Stock.

         The Company's Class A Warrants and Class B Warrants, which had traded on the Nasdaq SmallCap Market, expired on December 7, 1998. Effective December 31, 1999, 684,950 previously outstanding shares of Class A Common Stock and 15,050 previously outstanding shares of Class B Common Stock were transferred to the Company for no consideration pursuant to a stock restriction agreement entered into by certain stockholders in connection with the Company's 1993 initial public offering. As part of terminating its relationship in November 2000 with Symbollon, B&L was required to transfer 482,878 shares of the Company's common stock to Symbollon for no consideration. B&L purchased those shares for $500,000. See "Description of Business - Product Development - Ophthalmology Application" above in this Annual Report on Fom 10-KSB.

(b)  Approximate Number of Equity Security Holders

         Based upon information supplied from the Company's transfer agent, the Company believes that there were 101 record holders of the Company's Class A Common Stock as of March 16, 2001. Based upon information supplied from the Company's transfer agent, the Company believes that the number of beneficial holders of the Company's Class A Common Stock as of March 16, 2001 is in excess of 600.

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

         The following discussion contains forward-looking statements which involve risks and uncertainties. See "Special Note Regarding Forward Looking Statements" above in this Annual Report on Form 10-KSB.

Results of Operations

         Fiscal 2000 versus Fiscal 1999

         Symbollon's net loss in fiscal 2000 was $466,651, reflecting a decrease of $263,753 or 36.1% from a net loss of $730,404 in fiscal 1999. This decreased loss resulted primarily from decreased research and development expenses related to the IoGen clinical trials and increased interest income, partially offset by decreased contract and license fee revenues from research and development programs with corporate partners, decreased operating profits from sales of IodoZyme and increased general and administration expenses.

         Product revenues from sales of IodoZyme decreased by $174,404 or 41.0% from $425,209 in fiscal 1999 to $250,805 in fiscal 2000. The decrease in sales resulted primarily from a decrease of $141,451 in foreign sales of IodoZyme. Symbollon anticipates that future sales will be consistent with current sales levels.

         Cost of goods sold for IodoZyme decreased by $139,932 or 43.9% from $318,851 in fiscal 1999 to $178,919 in fiscal 2000. The gross profit margin on product sales increased slightly from 25.0% in fiscal 1999 to 28.7% in fiscal 2000. The Company anticipates that the gross profit margin in 2001 will remain consistent with 2000.

         Contract revenues decreased by $338,963 or 100.0% from $338,963 in fiscal 1999 to none in fiscal 2000. License fee revenues decreased by $250,000 or 33.3% from $750,000 in fiscal 1999 to $500,000 in fiscal 2000. The contract and license fee revenues generated in fiscal 2000 and 1999 primarily relate to the corporate relationship with B&L. In 2000, B&L terminated their research and development contract with Symbollon. Upon termination, B&L was required to transfer 482,878 shares of the Company's common stock to Symbollon for no consideration. B&L purchased those shares in 1997 and 1998 for $500,000 which amount was recognized as license fee income by the Company in 2000. The Company is not anticipating generating any significant contract or license fee revenues for 2001.

         Research and development expenses decreased by $909,046 or 55.3% from $1,643,263 in fiscal 1999 to $734,217 in fiscal 2000. The decrease resulted from decreased development expenses related to the Company's drug candidate for the treatment of FBD, including consulting fees regarding regulatory matters and clinical costs associated with the Company's Phase I and II clinical trials. The Company is anticipating that research and development expenses will increase in 2001 as the Company continues the clinical development of IoGen.

         General and administrative expenses increased by $103,169 or 28.1% from $367,655 in fiscal 1999 to $470,824 in fiscal 2000. The increase resulted primarily from increased employee salaries and related costs, and increased investor and public relations expenses and other third party fees and services. The Company anticipates that general and administrative expenses will increase over current levels for 2001 as the Company anticipates further increasing investor and public relations activities.

         The Company's interest income increased by $81,311 or 95.4% from $85,193 in fiscal 1999 to $166,504 in fiscal 2000. This increase resulted from an increase in available funds for investment.

Liquidity and Capital Resources

         The Company has funded its activities primarily through proceeds from private and public placements of equity securities. During 1999, the Company sold 836,685 shares of Common Stock, together with warrants for a like number of shares, in a private placement, realizing net proceeds of approximately
$1,360,000. During 2000, the Company received net proceeds of approximately $1,761,000 from the exercise of 586,910 warrants issued as part of the 1999 private placement.

         During 2000, the Company continued to incur operating losses and has incurred a cumulative loss through December 31, 2000 of $6,911,420. As of December 31, 2000, the Company had working capital of $3,475,242. The Company believes that it has the necessary liquidity and capital resources to sustain planned operations for fiscal 2001. In the event that the Company's internal estimates relating to its planned revenues and expenditures for fiscal 2001 prove inaccurate, the Company may be required to reallocate funds among its planned activities and curtail certain planned expenditures. In any event, the Company anticipates that it will require additional financing after 2001, and therefore, the Company will seek new financing in fiscal 2001. The Company's ability to obtain new financing may, in part, be affected by the Company's ability to continue to meet the criteria for continued listing of its securities on the Nasdaq SmallCap Market. Nasdaq's current SmallCap continued listing criteria require, in part, that the Company maintain net tangible assets of at least $2,000,000, a minimum bid price of $1.00 per share of common stock and two market makers for its securities. There can be no assurance that in the future the Company will be able to continue to meet the criteria for continued listing of its securities on Nasdaq.

         During 2001, the Company is committed to pay approximately $440,000 as compensation to its current executive officers and approximately $33,000 for lease payments on its facilities. The Company anticipates that the continued clinical development of IoGen will cost approximately $500,000 during 2001. The Company plans to incur approximately $20,000 in material capital expenditures for fiscal 2001. At December 31, 2000, the Company had a net operating loss carryforward for federal income tax purposes of approximately $6,667,000 expiring through 2020.

Item 7.  Financial Statements

Report of Independent Certified Public Accountants


The Board of Directors and Stockholders
Symbollon Corporation
Framingham, Massachusetts

We have audited the accompanying balance sheets of Symbollon Corporation (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from July 15, 1986 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Symbollon Corporation (a development stage company) at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended and for the period from July 15, 1986 (inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



Boston, Massachusetts
February 9, 2001



                              Symbollon Corporation
                          (a development stage company)


                                 Balance Sheets

December 31,                                                                         2000                 1999
------------------------------------------------------------------------------------------------------------------

Assets

Current assets:
   Cash and cash equivalents                                                    $  3,470,682          $ 2,771,821
   Restricted cash                                                                         -               52,615
   Accounts receivable                                                                81,678               72,015
   Inventory (Note 3)                                                                 93,907               96,354
   Prepaid expenses                                                                   53,709               54,217
------------------------------------------------------------------------------------------------------------------

       Total current assets                                                        3,699,976            3,047,022

Equipment and leasehold improvements, net of
  accumulated depreciation and amortization (Note 4)                                  81,342               89,710

Other assets:
   Patent and trademark costs, net of accumulated
     amortization (Note 5)                                                           277,156              221,483
   Deposit                                                                             2,364                2,364
------------------------------------------------------------------------------------------------------------------

                                                                                $  4,060,838          $ 3,360,579
------------------------------------------------------------------------------------------------------------------


                              Symbollon Corporation
                          (a development stage company)

                                 Balance Sheets
                                   (Continued)

December 31,                                                                         2000                 1999
------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                             $      22,122        $     65,903
   Accrued clinical studies                                                           137,754             414,862
   Other current liabilities                                                           64,858              31,158
------------------------------------------------------------------------------------------------------------------

       Total current liabilities                                                      224,734             511,923
------------------------------------------------------------------------------------------------------------------

Redeemable common stock, Class A, par value $.001 per share,  93,334 shares issued, (aggregate involuntary liquidation value $175,000
  at December 31, 2000) (Note 6)                                                      175,000             175,000
------------------------------------------------------------------------------------------------------------------

Commitments (Notes 6, 7 and 10)

Stockholders' equity (Notes 6 and 7):
   Preferred stock, par value $.001 per share, 5,000,000 shares
     authorized and unissued                                                                -                  -
   Common stock, Class A, par value $.001 per share, 18,750,000 shares authorized, 3,708,309 and 3,557,339 shares issued and
     outstanding, respectively                                                          3,708               3,557
   Convertible common stock, Class B, par value $.001
     per share, 1,250,000 shares authorized, none and 688 shares
     issued and outstanding, respectively                                                   -                   1
   Additional paid-in capital                                                      10,568,816           9,114,867
   Deficit accumulated during the development stage                                (6,911,420)         (6,444,769)
------------------------------------------------------------------------------------------------------------------

       Total stockholders' equity                                                   3,661,104           2,673,656
------------------------------------------------------------------------------------------------------------------

                                                                                $   4,060,838        $  3,360,579
------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.


                              Symbollon Corporation
                          (a development stage company)

                            Statements of Operations


                                                                                                            For the
                                                                                                          Period from
                                                                            Year Ended                   July 15, 1986
                                                                           December 31,                 (Inception) to
                                                                  ---------------------------            December 31,
                                                                   2000                  1999                2000
--------------------------------------------------------------------------------------------------------------------------

Revenue (Note 11):
   Net product sales                                        $   250,805            $  425,209            $   1,717,002
   Contract revenue                                                   -               338,963                  983,713
   License fee revenue                                          500,000               750,000                3,440,000
--------------------------------------------------------------------------------------------------------------------------

     Total revenue                                              750,805             1,514,172                6,140,715
--------------------------------------------------------------------------------------------------------------------------

Operating expenses:
   Cost of goods sold                                           178,919               318,851                1,092,971
   Research and development costs                               734,217             1,643,263                7,659,194
   General and administrative expenses (Note 12)                470,824               367,655                4,773,745
--------------------------------------------------------------------------------------------------------------------------

     Total operating expenses                                 1,383,960             2,329,769               13,525,910
--------------------------------------------------------------------------------------------------------------------------

Loss from operations                                           (633,155)             (815,597)              (7,385,910)

Interest income                                                 166,504                85,193                  830,035

Interest expense and debt issuance costs                              -                     -                 (356,260)
--------------------------------------------------------------------------------------------------------------------------

Net loss                                                    $  (466,651)           $ (730,404)             $(6,911,420)
--------------------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per share of
  common stock (Note 8)                                     $      (.12)           $    (.24)
--------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares
  outstanding - basic and diluted                             3,825,100             3,104,697
--------------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.


                              Symbollon Corporation
                          (a development stage company)

                       Statements of Stockholders' Equity
                                    (Note 6)

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
------------------------------------------------------------------------------------------------------------------------------------




                              Symbollon Corporation
                          (a development stage company)

                       Statements of Stockholders' Equity
                                    (Note 6)
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
------------------------------------------------------------------------------------------------------------------------------------




                              Symbollon Corporation
                          (a development stage company)

                       Statements of Stockholders' Equity
                                    (Note 6)
                                   (Continued)


                                                                          Common Stock
                                                                         $.001 Par Value                      Deficit
                                                Preferred Stock  ------------------------------             Accumulated
                                                $.001 Par Value     Class A          Class B    Additional  During the
                                                ---------------  -------------    -------------   Paid-in   Development
                                                Shares Amount    Shares Amount    Shares Amount   Capital      Stage      Total
------------------------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1999                          -     -  3,557,339  3,557         688     1   9,114,867  (6,444,769)  2,673,656
   Issuance of shares, August                       -     -    586,910    587           -     -   1,760,143           -   1,760,730
   Conversion of Class B to Class A                 -     -        688      1        (688)   (1)          -           -           -
   Stock purchase plan sales                        -     -      2,000      2           -     -       4,748           -       4,750
   Forfeiture of restricted shares, November        -     -   (482,878)  (483)          -     -    (499,517)          -    (500,000)
   Option exercise, February-August                 -     -     44,250     44           -     -     188,575           -     188,619
   Net loss for the year                            -     -          -      -           -     -           -    (466,651)   (466,651)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                          - $   -  3,708,309 $3,708           - $   - $10,568,816 $(6,911,420) $3,661,104
------------------------------------------------------------------------------------------------------------------------------------

                                 See accompanying notes to financial statements.



                              Symbollon Corporation
                          (a development stage company)

                            Statements of Cash Flows




                                                                                                           For the
                                                                                                         Period from
                                                                                Year Ended              July 15, 1986
                                                                               December 31,             (Inception) to
                                                                        ------------------------         December 31,
                                                                         2000               1999             2000
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                       $  (466,651)        $ (730,404)          $(6,911,420)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                     42,630             47,355               518,364
     Amortization of debt issuance costs                                    -                  -               130,000
     Loss on disposition of equipment and patents                           -             19,175                38,717
     License fees recognized for common stock forfeiture             (500,000)          (175,000)             (675,000)
     Changes in operating assets and liabilities:
       Restricted cash                                                 52,615            244,939                     -
       Accounts receivable                                             (9,663)           135,157               (81,678)
       Inventory                                                        2,447            (26,972)              (93,907)
       Prepaid expenses                                                   508             28,887               (53,709)
       Accounts payable and other current liabilities                (287,189)           400,717               281,909
------------------------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                     (1,165,303)           (56,146)           (6,846,724)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchase of equipment and leasehold improvements                   (20,123)            (3,562)             (388,511)
   Patent and trademark cost additions                                (69,812)           (43,363)             (538,368)
   Proceeds from sale of equipment                                          -                  -                11,300
   Deposit                                                                  -                  -                (2,364)
------------------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                        (89,935)           (46,925)             (917,943)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Issuance of common stock                                         1,765,480          1,360,777            11,814,192
   Option exercise                                                    188,619                  -               188,619
   Borrowings from stockholders                                             -                  -               253,623
   Repayment of borrowings from stockholders                                -                  -              (127,683)
   Sale of option to purchase units                                         -                  -                   100
   Public offering costs                                                    -                  -            (1,343,502)
   Issuance of preferred stock                                              -                  -               450,000
------------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                  1,954,099          1,360,777            11,235,349
------------------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                             698,861          1,257,706             3,470,682

Cash and cash equivalents, beginning of period                      2,771,821          1,514,115                     -
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                          $ 3,470,682         $2,771,821           $ 3,470,682
------------------------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
   Cash paid for income taxes                                     $         -         $      541


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

       Cash Equivalents               Cash   equivalents   include
                                      short-term, highly liquid investments with maturities of less than three months when acquired.

       Restricted Cash                At December 31, 1999, the Company had
                                      $52,615   deposited   in  a  bank  account
                                      jointly  controlled  by the  Company and a
                                      clinical  research  organization.   During
                                      2000,   the   Company   transferred   sole
                                      ownership  of the account to the  clinical
                                      research   organization   to  satisfy  the
                                      obligations   of  the  Company  under  the
                                      agreement.

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

       Long-Lived Assets              The Company  follows the provisions
                                      of  Statement   of  Financial   Accounting
                                      Standards  ("SFAS")  No. 121,  "Accounting
                                      for the  Impairment of  Long-Lived  Assets
                                      and  Assets  to  be  Disposed  of,"  which
                                      establishes  accounting  standards for the
                                      impairment   of   long-lived   assets  and
                                      certain identifiable intangibles to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

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

       Depreciation and               Equipment is stated at cost and is
       Amortization                   depreciated over its estimated useful life
                                      using the straight-line method. Leasehold improvements are stated at cost and are being amortized by the straight-line method over the term of the lease which is less than their estimated useful lives.

                                      Patent  and  trademark  costs  are  being
                                      amortized  over  their  estimated   useful
                                      lives of 15-17 years by the straight-line method.

       Income Taxes                   The Company  follows the liability  method
                                      of accounting for income taxes, as set forth in SFAS No. 109, "Accounting For
                                      Income Taxes." Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities. The Company records a valuation allowance against deferred tax assets unless it is more likely than not that such asset will be realized in future periods.

 2.    Summary of
       Significant
       Accounting
       Policies
       (Continued)

       Fair  value  of                The  carrying  amounts  of cash and cash
       Financial                      equivalents, restricted cash, accounts
       Instruments                    receivable, other current assets and
                                      accounts payable approximate fair value based on their short-term maturities.

       Revenue                        The   Company's   contract   and  license
       Recognition                    fee   revenues  are  based  on  fixed  fee
                                      arrangements. Revenues are recognized when all of the Company's obligations under its research and licensing agreements have been performed and collectibility is assured. Product sales are recognized upon shipment.

       Research and                   Research and development costs are
       Development                    expensed as incurred.

       Stock-Based                    The Company  follows the  provisions of
       Compensation                   SFAS No. 123, "Accounting  for Stock-Based
                                      Compensation." The Company has elected to continue to account for stock options at their intrinsic value with disclosure of the effects of fair value accounting on net loss and loss per basic and diluted share of common stock on a pro forma basis.

       Loss Per Share                 The Company follows SFAS No. 128,
                                      "Earnings per Share." Under SFAS No. 128, basic earnings per share excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net loss available to common shareholders by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method.

 2.    Summary of
       Significant
       Accounting
       Policies
       (Continued)

       Recent                         In June 1998, the Financial  Accounting
       Accounting                     Standards Board (FASB) issued SFAS No.133,
       Standards                      "Accounting  for  Derivative   Instruments
                                      and  Hedging   Activities."  SFAS  No. 133
                                      requires  companies to recognize  all
                                      derivative contracts at their fair values,
                                      as either assets or  liabilities   on  the
                                      balance sheet. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS
                                      No.  133,  as  amended by SFAS No. 137 and
                                      138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

                                      Historically, the Company has not entered
                                      into derivative  contracts either to hedge
                                      existing   risks   or   for    speculative
                                      purposes.  Accordingly,  the Company  does
                                      not expect adoption of the new standard to
                                      affect its financial statements.
                                       In   March   2000,    the   FASB   issued
                                      interpretation    No.   44   ("FIN   44"),
                                      "Accounting   for   Certain   Transactions
                                      Involving    Stock    Compensation,     an
                                      interpretation of APB Opinion No. 25." FIN
                                      44 clarifies the application of APB No. 25
                                      for (a) the  definition  of  employee  for
                                      purposes of  applying  APB No. 25, (b) the
                                      criteria  for  determining  whether a plan
                                      qualifies as a  noncompensatory  plan, (c)
                                      the  accounting  consequences  of  various
                                      modifications   to  the  previously  fixed
                                      stock   option  or  award,   and  (d)  the
                                      accounting   for  an   exchange  of  stock
                                      compensation    awards   in   a   business
                                      combination.  FIN 44 is effective  July 1,
                                      2000   but   certain   conclusions   cover
                                      specific  events that occur  after  either
                                      December 15, 1998 or January 12, 2000. The
                                      Company has adopted FIN 44 in fiscal 2000 and it did not have a material effect on the Company's financial statements.

 2.    Summary of
       Significant
       Accounting
       Policies
       (Continued)

       Recent                         In December  1999,  the  Securities  and
       Accounting                     Exchange Commission  ("SEC")  issued Staff
       Standards                      Accounting  Bulletin  No. 101 which
       (Continued)                    summarizes certain of the SEC staff's
                                      views in applying generally accepted
                                      accounting  principles to revenue
                                      recognition in financial statements.  The
                                      Staff Accounting bulletin became effective in the fourth quarter of 2000. The initial adoption of this guidance did not have a material impact on the Company's results of operations or financial position, however, the guidance may impact the way in which the Company will account for future transactions.






 3.    Inventory                      Inventory consists of:

                                      December 31,                                                 2000               1999
                                      --------------------------------------------------------------------------------------
                                      Raw materials                                           $  54,927          $  95,198
                                      Finished goods                                             38,980              1,156
                                      --------------------------------------------------------------------------------------

                                                                                              $  93,907          $  96,354
                                      --------------------------------------------------------------------------------------



 4.    Equipment and                  Equipment and leasehold improvements are stated at cost and consist of the following:
       Leasehold
       Improvements                   December 31,                                                 2000               1999
                                      --------------------------------------------------------------------------------------
                                      Equipment and fixtures                                 $  204,806        $   191,503

                                      Leasehold improvements                                     61,811             61,811
                                      --------------------------------------------------------------------------------------

                                                                                                266,617            253,314

                                      Less accumulated depreciation
                                        and amortization                                        185,275            163,604
                                      --------------------------------------------------------------------------------------

                                      Equipment and leasehold
                                        improvements, net                                    $   81,342        $    89,710
                                      --------------------------------------------------------------------------------------






 5.    Patent and                     Patent and trademark costs consist of the following:
       Trademark
       Costs                          December 31,                                                 2000               1999
                                      --------------------------------------------------------------------------------------
                                      Patent costs                                           $  305,055        $   235,243
                                      Trademark costs                                             2,444              2,444
                                      --------------------------------------------------------------------------------------

                                                                                                307,499            237,687

                                      Less accumulated amortization                              30,343             16,204
                                      --------------------------------------------------------------------------------------

                                      Patent and trademark costs, net                        $  277,156        $   221,483
                                      --------------------------------------------------------------------------------------

 6.    Stockholders'
       Equity

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

       Redeemable                     During 1997,  the Company  entered into a
       Common Stock                   Collaboration  and License  Agreement and
       and Common Stock               a Stock  Purchase  Agreement (the
       Forfeitures                    "Agreements")  with a pharmaceutical
                                      company related to the  development  of an
                                      ophthalmology  product.  Under  the terms
                                      of the Agreements,  the  pharmaceutical
                                      company purchased a total of 669,545
                                      shares of redeemable Class A
                                      common  stock  for  $850,000,  subject  to
                                      various  restrictions.   The  Company  was
                                      required  to redeem such shares if certain
                                      cash   flow    levels    were    achieved.
                                      Additionally,  the pharmaceutical  company
                                      could  return the Class A common  stock to
                                      the  Company  in  exchange   for  required
                                      milestone payments. On August 4, 1999, the
                                      pharmaceutical  company returned 93,333 of
                                      these  shares  in   consideration   for  a
                                      $175,000 milestone payment due on that date.

                                      During  1999,  482,878 of the  redeemable
                                      common stock shares were reclassified from
                                      redeemable  common stock to Class A common
                                      stock  since  such  shares no  longer  had
                                      mandatory  redemption  conditions.  During
                                      2000,   the   Collaboration   and  License
                                      Agreement   was   amended  to  extend  the
                                      pharmaceutical   company's  required  2000
                                      milestone payment and on November 14, 2000
                                      the  pharmaceutical   company  elected  to
                                      terminate  the  Collaboration  and License
                                      Agreement    with   the   Company.    Upon
                                      termination,

 6.    Stockholders'
       Equity
       (Continued)

       Redeemable                     the pharmaceutical company was required to
       Common  Stock                  return the 482,878 shares of the
       and Common  Stock              restricted  Class A common  stock as a
       Forfeitures                    termination  fee.  The  returned  Class A
       (Continued)                    common stock shares were cancelled and the
                                      consideration originally paid of $500,000 was recognized as license fee revenue in the accompanying statements of operations for the year ended December 31, 2000.

                                      For the calendar years ended December 31,
                                      2001,  2002 and 2003,  the  pharmaceutical
                                      company  has  the  right  to  require  the
                                      Company to purchase the  remaining  93,334
                                      shares of redeemable common stock, at the per share price that it originally paid. The required redemption of such shares will be based on 25% of positive cash flows from operations, if any, for the years ended December 31, 2001, 2002 and 2003, not to exceed $175,000 in total.

       Restricted                     In connection with the Company's 1993
       Common Stock                   public offering, certain stockholders
                                      agreed  to restrictions on 700,000 shares
                                      of the then 1,250,000 Class B common
                                      shares outstanding prior to the  offering.
                                      The Agreement with the stockholders
                                      provided that  the   restricted   shares
                                      would  be transferred   to   the   Company
                                      for no consideration if certain earnings and stock price criteria were not achieved prior to December 31, 1999. On December
                                      31,  1999,  684,950  and 15,050  shares of
                                      restricted Class A and Class B common stock, respectively were transferred to the Company at no consideration and were retired since the established thresholds were not achieved.

       Common  Stock                  In fiscal 1999,  the  Company  raised  net
       Purchase  Warrants             proceeds of $1,356,007 in  connection with
                                      a private placement equity offering. The offering consisted of the sale of 836,685 units, at a price of $1.75 with each unit consisting of one share of the Company's
                                      Class A common stock and one redeemable common stock warrant. In addition, the Company issued to the placement agent
                                      60,940 warrants having terms similar to the common stock warrant issued with each unit. In August 2000, the warrant holders purchased 586,910 shares of Class A common stock at $3.00 per share in accordance with the terms of the warrants.

 6.    Stockholders'
       Equity
       (Continued)

       Common Stock                   The holders of the remaining  310,715
       Purchase  Warrants             warrants are entitled to purchase one
       (Continued)                    share of Class A common stock for each
                                      warrant at an exercise  price per share of
                                      $3.00 during the first year after the date
                                      purchased,  $4.00 during the second year,
                                      $5.00 during the  third  year  and  $6.00
                                      thereafter.  Warrants may be redeemed by
                                      the Company at $0.01 per  warrant  in the
                                      event  that the average  closing bid price
                                      as quoted by Nasdaq (the  average last
                                      reported  sales price if then  listed  on
                                      any  national securities  exchange)  of
                                      Class A  common stock over twenty
                                      successive  trading days is equal to or
                                      greater  than $5.00  during
                                      the first  year,  $6.00  during the second
                                      year,  $7.00  during  the  third  year and
                                      $8.00 thereafter,  subject to the holder's
                                      right  to  exercise.   The  warrants  will
                                      expire in 2003.


 7.    Stock Plans                    The Company has adopted three stock plans:
                                      a stock option plan, an employee stock purchase plan and a nonemployee directors' stock option plan.

                                      The stock  option plan  provides  for the
                                      grant   of   incentive    stock   options,
                                      nonqualified   stock   options  and  stock
                                      appreciation rights. At December 31, 2000 the Company has reserved 1,600,000 shares for issuance under this plan.

                                      The employee stock purchase plan provides
                                      for the  purchase of Class A common  stock
                                      at 85 percent of the fair market  value at
                                      specific   dates,   to   encourage   stock
                                      ownership  by all eligible  employees.  At
                                      December   31,   2000,   the  Company  has
                                      reserved 200,000 shares for purchase under this plan. During the years ended December 31, 2000 and 1999, the Company issued 1,000 and 2,940 shares, respectively, to satisfy its obligation under the plan.

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

                                      Under the above plans 442,842 shares are available for future grant or purchase.

7.     Stock Plans                     The Company had the following option
                                       activity in 2000 and 1999:

                                                                                                            Weighted -
                                                                                                               Average
                                                                                                          Exercise Price
                                                                                          Shares             Per Share
                                      --------------------------------------------------------------------------------------

                                      Balance, December 31, 1998                          743,145               $ 2.10
                                         Granted                                          397,500                 2.87
                                         Cancelled                                        (20,000)                1.44
                                      --------------------------------------------------------------------------------------

                                      Balance, December 31, 1999                        1,120,645                 3.80
                                         Granted                                          330,000                 1.98
                                         Exercised                                        (44,250)                4.26
                                         Cancelled                                        (14,500)                2.27
                                      --------------------------------------------------------------------------------------

                                      Balance, December 31, 2000                        1,391,895               $ 2.68
                                      --------------------------------------------------------------------------------------



                                       All options  outstanding  at December 31,
                                      2000 are categorized by the following ranges in the table below:

                                                                                            Weighted-
                                                                        Weighted -           Average
                                                                          Average           Remaining
                                                     Share               Exercise          Contractual          Number of
                                                  Price Range              Price          Life (years)           Shares
                                      --------------------------------------------------------------------------------------
                                           $ 1.02   to  $ 4.00              $ 1.81             6.5                1,007,395
                                           $ 4.00   to  $ 9.06              $ 5.26             8.5                  384,500
                                                                                                                  ---------
                                                                                                                  1,391,895
                                                                                                                  =========


7.     Stock Plans                    All options exercisable at December 31,
       (Continued)                    2000 are categorized by the following
                                      ranges in the table below:

                                                                                            Weighted-
                                                                        Weighted -           Average
                                                                          Average           Remaining
                                                     Share               Exercise          Contractual          Number of
                                                  Price Range              Price          Life (years)           Shares
                                      --------------------------------------------------------------------------------------

                                           $ 1.02   to  $ 4.00              $ 1.82             5.0                  590,145
                                           $ 4.00   to  $ 9.06              $ 5.26             7.6                  144,500
                                                                                                                    -------
                                                                                                                    734,645
                                                                                                                    =======

       Stock Based                    The Company  accounts for its stock-based
       Compensation                   compensation plan using the intrinsic
                                      value method. Accordingly, there was no compensation expense recognized in 2000 or 1999. If the Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards granted under the plans, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amounts indicated below:

                                      Year ended December 31,                                     2000                1999
                                      --------------------------------------------------------------------------------------
                                      Net loss                       As reported          $   (466,651)     $     (730,404)
                                                                     Pro forma            $   (677,037)     $     (821,494)

                                      Basic and diluted net          As reported          $       (.12)     $        (.24)
                                       loss per share of             Pro forma            $       (.18)     $        (.26)
                                        common stock



                                      The  fair  value of the  Company's  stock
                                      options  used to compute the pro forma net
                                      loss and net loss per share disclosures is
                                      the  estimated  value at grant  date using
                                      the  Black-Scholes   option-pricing  model
                                      with   the   following    weighted-average
                                      assumptions    for    2000    and    1999,
                                      respectively: dividend yield of 0% for both years; expected volatility of 46% for both years; a risk-free interest rate of between 5.85% and 6.30% and 4.60% and 5.25%; and an expected holding period of 2 to 9 years and 7 to 10 years.

                                      The   weighted-average   fair   value  of
                                      options  granted  during  the years  ended
                                      December  31,  2000 and 1999 was $1.06 and
                                      $.85 per share, respectively.

8.     Loss Per  Share                The  Company's  basic and
                                      diluted net loss per share of common stock for the years ended December 31, 2000 and 1999 is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

                                      The following table summarizes securities that were outstanding as of December 31, 2000 and 1999 but not included in the calculation of diluted net loss per share because such shares are antidilutive:

                                      December 31,                                                2000                1999
                                      --------------------------------------------------------------------------------------
                                      Stock options                                          1,391,895           1,120,645
                                      Stock warrants                                           310,715             897,625




9 .    Income Taxes                   Deferred income taxes reflect
                                      the  impact  of  "temporary   differences"
                                      between   the   amount   of   assets   and
                                      liabilities   for   financial    reporting
                                      purposes and such amounts as measured by tax laws and regulations. Deferred tax assets are comprised of the following:

                                      December 31,                                                2000                1999
                                      --------------------------------------------------------------------------------------
                                      Tax credits                                              314,000             277,000
                                      Net operating loss carryforwards                       2,667,000           2,517,000
                                      --------------------------------------------------------------------------------------

                                      Gross deferred tax asset                               2,981,000           2,794,000

                                      Deferred tax assets valuation
                                        allowance                                           (2,981,000)         (2,794,000)
                                      --------------------------------------------------------------------------------------

                                      Net deferred tax assets                           $            -      $            -
                                      --------------------------------------------------------------------------------------

                                      As of  December  31,  2000 and 1999,  the
                                      deferred tax assets have been fully offset
                                      by   valuation   allowances,   since   the
                                      realization of such amounts is uncertain.

                                       As of December 31, 2000,  the Company has
                                      net operating loss carryforwards totaling approximately $6,667,000. The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company's common stock.

 9.    Income Taxes                   The following is a breakdown of the net
       (Continued)                    operating loss expiration period:


                                                                                                                 Amount of
                                      Expiration Date                                                          Remaining NOL
                                      --------------------------------------------------------------------------------------
                                      2008                                                                   $     743,000
                                      2009                                                                       1,514,000
                                      2010                                                                       1,374,000
                                      2011                                                                         921,000
                                      2018                                                                         900,000
                                      2019                                                                         739,000
                                      2020                                                                         476,000

                                       In  addition,  the Company has  available
                                      tax  credit  carryforwards   (adjusted  to
                                      reflect provisions of the Tax Reform Act of 1986) of approximately $314,000, which are available to offset future taxable income and income tax liabilities, when earned or incurred. These amounts expire in various years through 2020.


10.    Commitments

       Facilities Lease               The  Company  leases  its  research
                                      facilities under an operating lease that expires August 31, 2002 with an option to extend for five additional years. The lease requires payment of real estate taxes and other common area maintenance expenses. Rent expense for the years ended
                                      December 31, 2000 and 1999 was $32,000 and
                                      $30,000, respectively.

                                      Future minimum rental payments due are as follows:

                                      Year ending December 31,                                                       Total
                                      --------------------------------------------------------------------------------------

                                      2001                                                                          33,000
                                      2002                                                                          23,000
                                      ---------------------------------------------------------------------------------------

                                                                                                                 $  56,000
                                      ---------------------------------------------------------------------------------------


11.    Commitments
       (Continued)

       Employment                     The Company has  employment  agreements
       Agreements                     with its  principal  officers  providing
                                      for minimum base  compensation and
                                      severance pay which expire December 31,
                                      2005. For the years ended December 31,
                                      2000 and 1999, the aggregate amount paid under these agreements was $345,000 and $305,000, respectively. The employment agreements provide for inflationary adjustments and are subject to other increases based on the Board of Directors' approval. Minimum amounts to be paid under these agreements total approximately
                                      $440,000 per year.

       Royalty Agreement              A royalty  agreement with one of the
                                      inventors who assigned  certain patent
                                      rights to the Company  provides for
                                      royalties based on a percentage of the licensing revenues received by the Company from products falling within the scope of the patent rights. The percentage varies from 1.5% to 5% depending on the gross revenues received, with maximum royalty payments under the agreement not to exceed $2,884,000. Through December 31,
                                      2000 no royalties have been earned under this agreement.

       Consulting                     The Company has entered into various
       Agreements                     scientific  advisory and consulting
                                      agreements to  support  its  development
                                      activities.  These  agreements  generally
                                      expire over several future years.  Amounts
                                      charged to operations   in   connection
                                      with these agreements for the years  ended
                                      December 31, 2000 and 1999 amounted    to
                                      approximately    $141,900   and   $40,900,
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

       Employee  Benefit              Effective  January 1, 1999, the Company
       Plan                           established a Savings  Incentive  Match
                                      Plan for  Employees  of Small  Employers
                                      (SIMPLE) IRA plan covering substantially
                                      all of its employees. The Company makes
                                      contributions to the plan at the
                                      discretion of the Board
                                      of Directors  based upon a  percentage  of
                                      employee  compensation  as provided by the
                                      terms   of   the   plan.   The   Company's
                                      contribution   to  the  plan  amounted  to
                                      approximately $14,900 and $4,400 for the years ended December 31, 2000 and 1999, respectively.

11.    Major Customers                Through December 31, 2000,
                                      the Company has generated its revenue from
                                      a   small   number   of   customers    and
                                      collaborative agreements. Revenues from major customers were generated as follows:

                                                                                      Net         License
                                                                                    Product         Fee
                                      Year ended December 31, 2000                   Sales        Revenue
                                      -------------------------------------------------------------------

                                      Customer A                                $   250,805    $         -
                                      Customer B                                          -        500,000
                                      --------------------------------------------------------------------

                                                                                $   250,805    $   500,000
                                      --------------------------------------------------------------------


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
                                      --------------------------------------------------------------------------------------





                                      In November, 2000, the Company's
                                      collaborative product development
                                      agreement with Customer B related to an ophthalmology product was terminated (see Note 6).

                                      Net  product   sales  based  on  customer
                                      location are as follows:

                                      Year ended December 31,                                     2000                1999
                                      --------------------------------------------------------------------------------------

                                      United States                                         $  250,805         $   283,758
                                      United Kingdom and New Zealand                                 -             141,451
                                      --------------------------------------------------------------------------------------

                                                                                            $  250,805         $   425,209
                                      --------------------------------------------------------------------------------------


12.    Related Party                  A member of the board of directors
       Transactions                   provides legal  services to the Company.
                                      Amounts paid for legal services rendered by the director, either individually or through his firm, totalled approximately
                                      $84,000 and $63,000 for the years ended
                                      December 31, 2000 and 1999, respectively.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

         The Company incorporates herein by reference the information appearing under the caption "Board of Directors" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2001 Annual Meeting of Stockholders.

         Information concerning executive officers of the Company is contained in Part I of this report under the caption "Executive Officers."

Item 10.  Executive Compensation

         The Company incorporates herein by reference the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2001 Annual Meeting of Stockholders.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The Company incorporates herein by reference the information appearing under the caption "Principal Stockholders" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2001 Annual Meeting of Stockholders.

Item 12.  Certain Relationships and Related Transactions

         The Company incorporates herein by reference the information appearing under the caption "Certain Transactions" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2001 Annual Meeting of Stockholders.

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

3        1994 Employee Stock Purchase Plan.

4        1995 Non-Employee Directors' Stock Option Plan.

5 Employment Agreement, dated December 14, 1999, between the Company and Dr. Jack H. Kessler.

6 Employment Agreement, dated December 14, 1999, between the Company and Paul C. Desjourdy.

         (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter ended December 31, 2000.

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

Date: March 29, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                Title                               Date

 /s/ Jack H. Kessler         Chief Executive Officer,            March 29, 2001
---------------------        Chief Scientific Officer,
   Jack H. Kessler           Secretary and Chairman
                             of the Board of Directors
                             (Principal Executive Officer)


 /s/ Paul C. Desjourdy       President, Chief Operating Officer, March 29, 2001
----------------------       Treasurer, General Counsel, Chief
  Paul C. Desjourdy          Financial Officer, and Director (Principal
                             Financial and Accounting Officer)


/s/ James C. Richards        Director                            March 29, 2001
----------------------
  James C. Richards

/s/ Richard F. Maradie       Director                            March 29, 2001
----------------------
  Richard F. Maradie

/s/ Eugene Lieberstein       Director                            March 29, 2001
----------------------
  Eugene Lieberstein

                              Symbollon Corporation
                                Index to Exhibits

3.1 Amended Certificate of Incorporation of the Company; including Certificate of Designations, Preferences and Rights of Series
         A Preferred Stock of the Company. (previously filed as exhibit 3.1 to Form 10-QSB for the quarter ended June 30, 1999 and incorporated by reference)
3.2 Amended By-Laws of the Company. (previously filed as exhibit 3.2 to Form 10-QSB for the quarter ended June 30, 1999 and incorporated by reference)
3.3 Agreement of Merger, dated as of August 4, 1993, between the Company and Symbollon Corporation, a Massachusetts corporation (including Certificate of Merger and other state filings). (previously filed as exhibit number 3.3 of the Registration Statement (the "Registration Statement") on Form SB-2 (Registration No. 33-68828) filed on November 24, 1993 and declared effective on December 7, 1993, and incorporated by reference)
4.1 Form of Specimen Class A Common Stock Certificate. (previously filed as exhibit number 4.2 of the Registration Statement and incorporated by reference)
10.1 1993 Stock Option Plan of the Company, as amended. (previously filed as exhibit 10.1 to Form 10-QSB for the quarter ended
         June 30, 1999 and incorporated by reference)
10.2 Employment Agreement, dated December 14, 1999, between the Company and Paul C. Desjourdy. (previously filed as exhibit 10.2 to Form 10-KSB for the year ended December 31, 1999 and incorporated by reference)
10.3 Employment Agreement, dated December 14, 1999, between the Company and Dr. Jack H. Kessler. (previously filed as exhibit 10.3 to Form 10-KSB for the year ended December 31, 1999 and incorporated by reference)
10.4 Commercial Lease dated June 5, 1997, between Pine Street Realty Trust and the Company. (previously filed as exhibit number
         10.18 to Form 10-QSB for the quarter ended June 30, 1997 and incorporated by reference)
10.5 Form of Indemnification Agreement between the Company and each officer and director of the Company. (previously filed as exhibit number 10.6 of the Registration Statement and incorporated by reference)
10.6 Marketing and Supply Agreement, dated January 11, 1995 between the Company and West Agro. (previously filed as exhibit number 10.1 to Form 8-K of the Registrant dated January 11, 1995 and incorporated by reference) *
10.7 Agreement, dated August 31, 1992 among the Company, Dr. Jack H. Kessler and Dr. Robert Rosenbaum. (previously filed as exhibit number 10.8 of the Registration Statement and incorporated by reference)
10.8 Form of Stock Option Agreement to be entered into between the Company and each option holder. (previously filed as exhibit number 10.10 to Form 10-KSB for the year ended December 31, 1993 and incorporated by reference)
10.9 1994 Employee Stock Purchase Plan of the Company. (incorporated by reference to Exhibit B to the Company's 1994 Annual Stockholders Meeting Proxy Statement filed under cover of Schedule 14A dated
         May 4, 1994)
10.10 1995 Non-Employee Directors' Stock Option Plan of the Company. (previously filed as exhibit number 10.1 to Form 10-QSB for the quarter ended June 30, 1995 and incorporated by reference)
10.11 Collaboration and Sale/License Agreement, dated August 4, 1997, between the Company and Bausch & Lomb Pharmaceuticals, Inc. (previously filed as exhibit number 10.19 to Form 10-QSB for the quarter ended June 30, 1997 and incorporated by reference) *
10.12 Stock Purchase Agreement, dated August 4, 1997, between the Company and Bausch & Lomb Pharmaceuticals, Inc. (previously filed as exhibit number
         10.20 to Form 10-QSB for the quarter ended June 30, 1997 and incorporated by reference)
10.13 Form of Subscription Agreement, dated as of August 10, 1999, between the Company and the purchasers of Units (previously filed as exhibit number 10.14 to Form 10-QSB for the quarter ended September 30, 1999 and incorporated by reference)
10.14 Form of Redeemable Warrant for the purchase of shares of Class A Common Stock, dated as of August 10, 1999, issued to purchasers of Units (previously filed as exhibit number 10.15 to Form 10-QSB for the quarter ended September 30, 1999 and incorporated by reference)
10.15 Promissory Note, dated January 11, 2001, between the Company and Dr. Jack H. Kessler, together with the Pledge Agreement and Letter Agreement related thereto.
10.16    Promissory Note, dated January 11, 2001, between the Company and
         Paul C. Desjourdy, together with the Pledge Agreement and Letter Agreement related thereto.
23.1     Consent of BDO Seidman, LLP relating to Form S-8.
23.2     Consent of BDO Seidman, LLP relating to Form S-3.
--------------------------------------
* Indicates that material has been omitted and confidential treatment has been granted or requested therefor. All such omitted material has been filed separately with the Commission pursuant to Rule 24b-2.