Form 10QSB
period 2001-03-31
SYMBOLLON CORP
filed 2001-05-14
CIK 912086

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                       May 14, 2001
                                    -----------------
        Class A Common Stock            4,264,538

Transitional Small Business Disclosure Format (check one):

                    Yes             No    X
                        --------       --------

                              SYMBOLLON CORPORATION
                          (a development stage company)

                                      INDEX

                                                                          PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

             Unaudited Condensed Balance Sheets
             - March 31, 2001 and December 31, 2000                          1

             Unaudited Condensed Statements of Operations
               and Deficit Accumulated During the Development Stage - For the three months ended March 31, 2001 and March 31, 2000 and for
               the period from July 15, 1986 (inception) to March 31, 2001   2

             Unaudited Condensed  Statements  of Cash  Flows
               - For the three months ended March 31, 2001 and
               March 31, 2000 and for the period from July 15, 1986 (inception)
               to March 31, 2001                                             3

             Notes to the Unaudited Condensed Financial Statements           4

         Item 2.  Management's Discussion and Analysis
                or Plan of Operation                                         5

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                           7

SIGNATURE                                                                    7

                        Part I - Financial Information

Item 1 - Financial Statements

                             SYMBOLLON CORPORATION
                         (a development stage company)

                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                                                           (Unaudited)
                                                                            March 31,       December 31,
                                                                              2001              2000
                                                                          -------------     ------------
Current assets:
  Cash and cash equivalents............................................... $ 3,241,348      $ 3,470,682
  Accounts receivable.....................................................      14,148           81,678
  Inventory...............................................................      63,637           93,907
  Prepaid expenses........................................................      38,753           53,709
                                                                           -----------      -----------
        Total current assets.............................................. $ 3,357,886      $ 3,699,976

Equipment and leasehold improvements, net of
 accumulated depreciation and amortization................................      98,074           81,342
Other assets:
    Patent and trademark cost, net of accumulated amortization............     278,765          277,156
    Deposit...............................................................       2,364            2,364
                                                                          ------------      -----------
        TOTAL............................................................. $ 3,737,089      $ 4,060,838
                                                                          ============      ===========

                                   LIABILITIES
Current liabilities:
  Accounts payable........................................................ $    24,888      $    22,122
  Accrued clinical studies................................................     137,754          137,754
  Other current liabilities...............................................      63,767           64,858
                                                                          ------------      -----------
        Total current liabilities.........................................     226,409          224,734

Redeemable common stock, Class A, par value $.001 per share,
 93,334 shares issued at March 31, 2001 and December 31, 2000
 (aggregate involuntary liquidation value $175,000).......................     175,000          175,000
                                                                          ------------      -----------

                               STOCKHOLDERS' EQUITY

Preferred  stock,  par  value  $.001  per  share,  5,000,000  shares
 authorized, none issued..................................................          -                -
Common stock, Class A, par value $.001 per share,
 18,750,000 shares authorized, 4,171,204 and 3,708,309 shares issued at
 March 31, 2001 and December 31, 2000, respectively.......................       4,171            3,708
Convertible Common stock, Class B, par value $.001 per share,
 1,250,000 shares authorized, none issued.................................          -                -
Additional paid-in capital................................................  11,402,913       10,568,816
Deficit accumulated during the development stage..........................  (7,236,844)      (6,911,420)
                                                                          ------------      -----------
                                                                             4,170,240        3,661,104
Common stock subscription receivable......................................    (834,560)              -
                                                                          ------------      -----------
     Total stockholders' equity...........................................   3,335,680        3,661,104
                                                                          ------------      -----------

        TOTAL............................................................. $ 3,737,089      $ 4,060,838
                                                                          ============      ===========

See notes to condensed financial statements.


                             SYMBOLLON CORPORATION
                          (a development stage company)

           CONDENSED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                          DURING THE DEVELOPMENT STAGE
                                  (Unaudited)
                                                                                     Period From
                                                                                    July 15, 1986
                                                        Three Months Ended          (Inception) to
                                                             March 31,                 March 31,
                                                         2001         2000               2001
                                                     -----------   -----------        -----------
Revenue:
Net product sales.................................   $    59,020   $    81,400        $ 1,776,022
Contract revenue..................................         5,000             -            988,713
License fee revenue...............................             -             -          3,440,000
                                                     -----------   -----------        -----------
        Total revenue.............................        64,020        81,400          6,204,735

Operating Expenses:
    Cost of goods sold............................   $    48,342   $    48,464        $ 1,141,313
    Research and development costs................       185,125       189,592          7,844,319
    General and administrative expenses...........       198,236       100,671          4,971,981
                                                     -----------   -----------        -----------
        Total operating expenses..................       431,703       338,727         13,957,613
                                                     -----------   -----------        -----------

Loss from operations..............................      (367,683)     (257,327)        (7,752,878)

Interest income...................................        42,259        36,246            872,294

Interest expense and debt issuance costs..........             -             -           (356,260)
                                                     -----------   -----------        -----------

Net Loss..........................................   $  (325,424)  $  (221,081)       $(7,236,844)
                                                     ===========   ===========        ===========

Basic and diluted net loss per share of common stock.$     (0.08)  $     (0.06)
                                                     ===========   ===========

Weighted average number of common shares
 outstanding - basic and diluted..................     4,207,962     3,661,875
                                                     ===========   ===========



See notes to condensed financial statements.

                             SYMBOLLON CORPORATION
                         (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                                           Period From
                                                                                          July 15, 1986
                                                                Three Months Ended       (Inception) to
                                                                      March 31,            March 31,
                                                                2001          2000           2001
                                                             -----------   -----------    -----------
Cash flows from operating activities:
    Net loss..............................................   $  (325,424)  $  (221,081)   $(7,236,844)
    Adjustments  to  reconcile  net loss to net
    cash  used  in operating activities:
      Depreciation and amortization expense...............        10,665         9,078        529,029
      Amortization of debt issuance costs.................             -             -        130,000
      Loss on disposition of equipment and patents........             -             -         38,717
      License fees recognized for common stock forfeiture.             -             -       (675,000)
      Changes in operating assets and liabilities:
        Restricted cash...................................             -           177              -
        Accounts receivable...............................        67,530       (30,117)       (14,148)
        Inventory.........................................        30,270         2,564        (63,637)
        Prepaid expenses..................................        14,956        14,953        (38,753)
        Accounts payable and other current liabilities....         1,675       (46,495)       283,584
                                                             -----------   -----------    -----------
        Net cash used in operating activities.............      (200,328)     (270,921)    (7,047,052)
                                                             -----------   -----------    -----------
Cash flows from investing activities:
    Equipment and leasehold improvements costs............       (22,756)       (1,134)      (411,267)
    Patent and trademark costs............................        (6,250)       (1,085)      (544,618)
    Proceeds from sale of equipment.......................             -             -         11,300
    Deposit...............................................             -             -         (2,364)
                                                             -----------   -----------    -----------
      Net cash used in investing activities...............       (29,006)       (2,219)      (946,949)
                                                             -----------   -----------    -----------
Cash flows from financing activities:
    Issuance of common stock..............................             -             -     11,814,192
    Warrant and option exercise...........................             -       186,308        188,619
    Borrowings from stockholders..........................             -             -        253,623
    Repayment of borrowing from stockholders..............             -             -       (127,683)
    Sale of option to purchase units......................             -             -            100
    Public offering costs.................................             -             -     (1,343,502)
    Issuance of preferred stock...........................             -             -        450,000
                                                             -----------   -----------    -----------
      Net cash provided by financing activities...........             -       186,308     11,235,349
                                                             -----------   -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......      (229,334)      (86,832)     3,241,348
Cash and cash equivalents at beginning of period..........     3,470,682     2,771,821              -
                                                             -----------   -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................   $ 3,241,348   $ 2,684,989    $ 3,241,348
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

Note B - Accounting Policies and Disclosure:
         ----------------------------------

         The accompanying unaudited financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

         In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

Note C - Notes Receivable from Related Parties:
         -------------------------------------

         In January 2001, the Company's Chief Executive Officer and President exercised options to purchase 211,281 and 251,614 shares of common stock, respectively, pursuant to the Company's executive loan program. The aggregate principal amounts of the promissory notes at March 31, 2001 accepted by the Company from its Chief Executive Officer and President in consideration for the issuance of the common stock are $385,645 and $448,915, respectively. These notes have an annual interest rate of 5.61% and are due on December 31, 2005.

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

Forward-Looking Statements

         In addition to the historical information contained herein, this Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements concerning plans, objectives, goals, strategies, prospects, revenues, liquidity and capital resources, financial needs and future performance, costs and expenditures. Such statements may be identified or qualified, without limitation, by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance, achievements and results may differ materially from those expressed, projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, dependence on collaborative partners, early stage of drug development, additional financing requirements and availability, history (and expectation) of losses, uncertainty associated with preclinical and clinical testing, market acceptance, intense competition, lack of marketing experience, materials incompatibility, hazardous materials, and the other risks and uncertainties described or discussed in the section "Risk Factors" in the Annual Report on Form 10-KSB for the period ended December 31, 2000. The forward-looking statements contained herein represent the Company's judgment as of the date of this Quarterly Report on Form 10-QSB, and the Company cautions readers not to place undue reliance on such statements.

Results of Operations

         Symbollon's net loss for the three-month period ended March 31, 2001 was $325,424, reflecting an increase of $104,343 from a net loss of $221,081 in the comparable 2000 period. The increased loss for the three-month period resulted primarily from increased general and administrative expenses and decreased revenues from product sales. The Company expects to continue to incur operating losses for the foreseeable future.

         Product revenues from sales of IodoZyme for the three-month period ended March 31, 2001 were $59,020, reflecting a decrease of $22,380, from the product sales in the comparable 2000 period. Because the Company's exclusive marketing partner orders IodoZyme a limited number of times each year, the changes between periods reflect mostly timing differences in receipt of those orders from the marketing partner, and the decreased sales for the three-month period do not necessarily reflect correspondingly decreased sales for the entire year.

         The gross profit margin on product sales for the three-month period ended March 31, 2001 was 18%, compared to 40%, in the comparable 2000 period. The decrease in the gross profit margin on product sales for the three-month period ended March 31, 2001 was primarily due to increased labor cost and overhead expenses.

         Contract revenues for the three-month period ended March 31, 2001 were $5,000, compared to none in the same 2000 period. The contract revenues for the three-month period ended March 31, 2001 were generated from feasibility activities related to a potential product opportunity. Symbollon does not anticipate generating any additional contract revenues from this corporate relationship in 2001.

         Research and development expenses for the three-month period ended March 31, 2001 were $185,125, reflecting a decrease of $4,467, from the research and development expenses in the comparable 2000 period. The decrease resulted from slightly decreased development expenses related to the Company's drug candidate for the treatment of fibrocystic breast disease, IoGen(TM). The Company anticipates that development expenses will increase during 2001 as the Company prepares to initiate its Phase III clinical trial for IoGen.

         General and administrative expenses for the three-month period ended March 31, 2001 were $198,236, reflecting an increase of $97,565, from the general and administrative expenses in the comparable 2000 period. The increase in the general and administrative expenses for the three-month period ended March 31, 2001 was primarily due to increased investor and public relations expenses associated with the Company's effect to increase awareness of the Company. The Company anticipates that general and administrative expenses will remain higher for the remainder of 2001 as the Company continues its efforts associated with investor and public relations.

         The Company's interest income for the three-month period ended March 31, 2001 was $42,259, reflecting an increase of $6,013, from the interest income in the comparable 2000 period. The increase resulted from an increase in available funds for investment.

Liquidity and Capital Resources

         The Company has primarily funded its activities through proceeds from private and public placements of equity and revenues from research and development collaborations with corporate partners. The Company continues to incur operating losses and has incurred a cumulative loss through March 31, 2001 of $7,236,844. As of March 31, 2001, the Company had working capital of $3,131,477. The Company believes that it has the necessary liquidity and capital resources to sustain planned operations for the twelve months following March 31, 2001. In the event that the Company's internal estimates relating to its planned revenues and expenditures prove inaccurate, the Company may be required to reallocate funds among its planned activities and curtail certain planned expenditures. In any event, the Company anticipates that it will require additional financing after March 31, 2002, and therefore, the Company will seek new financing during the next twelve months.

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

         During the remainder of 2001, the Company anticipates paying approximately $330,000 as compensation for its current executive officers, and approximately $25,000 for lease payments on its facilities. The Company anticipates that the continued clinical development of IoGen will cost approximately $600,000 during remainder of 2001. At December 31, 2000, the Company had a net operating loss carryforward for federal income tax purposes of approximately $6,667,000. The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company's common stock.


Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                       SYMBOLLON CORPORATION

Date:  May 14, 2001                    By: /s/ Paul C. Desjourdy
                                           ---------------------
                                           Paul C. Desjourdy, President/COO/CFO
                                           and authorized signatory