Form 10QSB
period 2001-06-30
SYMBOLLON CORP
filed 2001-08-14
CIK 912086

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
| |      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission file number  0-22872
                       ---------

                         SYMBOLLON PHARMACEUTICALS, INC.
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

                              SYMBOLLON CORPORATION
-------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                     August 13, 2001
                                    -----------------
        Class A Common Stock            4,269,538

Transitional Small Business Disclosure Format (check one):

                    Yes             No    X
                        --------       --------

                         SYMBOLLON PHARMACEUTICALS, INC.
                          (a Development Stage Company)

                                      INDEX

                                                                       PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Unaudited Condensed Balance Sheets
               - June 30, 2001 and December 31, 2000                     1

              Unaudited Condensed Statements of Operations and Deficit
                Accumulated During the Development Stage - For the
                six and three months ended June 30, 2001 and June 30,
                2000 and for the period from July 15, 1986 (inception)
                to June 30, 2001                                         2

              Unaudited Condensed Statements of Cash Flows
                - For the six months ended June 30, 2001 and
                June 30, 2000 and for the period from July 15, 1986
                (inception) to June 30, 2001                             3

              Notes to the Unaudited Condensed Financial Statements      4

      Item 2.  Management's Discussion and Analysis
                or Plan of Operation                                     5

PART II.  OTHER INFORMATION

      Item 4. Submission of Matters to a Vote of Security Holders        7

      Item 5. Other Information                                          8

      Item 6.  Exhibits and Reports on Form 8-K                          8

SIGNATURE                                                                8

INDEX TO EXHIBITS                                                        9

                        Part I - Financial Information

Item 1 - Financial Statements

                         SYMBOLLON PHARMACEUTICALS, INC.
                         (a development stage company)

                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                                                           (Unaudited)
                                                                             June 30,       December 31,
                                                                              2001              2000
                                                                          -------------     ------------
Current assets:
  Cash and cash equivalents............................................... $ 2,819,797      $ 3,470,682
  Accounts receivable.....................................................      56,857           81,678
  Inventory...............................................................      78,059           93,907
  Prepaid expenses........................................................      23,797           53,709
                                                                           -----------      -----------
        Total current assets.............................................. $ 2,978,510      $ 3,699,976

Equipment and leasehold improvements, net of
 accumulated depreciation and amortization................................      96,829           81,342
Other assets:
    Patent and trademark cost, net of accumulated amortization............     278,780          277,156
    Deposit...............................................................       2,364            2,364
                                                                          ------------      -----------
        TOTAL ASSETS...................................................... $ 3,356,483      $ 4,060,838
                                                                          ============      ===========

                                   LIABILITIES
Current liabilities:
  Accounts payable........................................................ $    17,773      $    22,122
  Accrued clinical development expenses...................................     178,875          137,754
  Other current liabilities...............................................      47,298           64,858
                                                                          ------------      -----------
        Total current liabilities.........................................     243,946          224,734

Redeemable common stock, Class A, par value $.001 per share,
 93,334 shares issued at June 30, 2001 and December 31, 2000
 (aggregate involuntary liquidation value $175,000).......................     175,000          175,000
                                                                          ------------      -----------

                               STOCKHOLDERS' EQUITY

Preferred  stock,  par  value  $.001  per  share,  5,000,000  shares
 authorized, none issued..................................................          -                -
Common stock, Class A, par value $.001 per share,
 18,750,000 shares authorized, 4,176,204 and 3,708,309 shares issued at
 June 30, 2001 and December 31, 2000, respectively........................       4,176            3,708
Convertible Common stock, Class B, par value $.001 per share,
 1,250,000 shares authorized, none issued.................................          -                -
Additional paid-in capital................................................  11,413,658       10,568,816
Deficit accumulated during the development stage..........................  (7,645,737)      (6,911,420)
                                                                          ------------      -----------
                                                                             3,772,097        3,661,104
Common stock subscription receivable......................................    (834,560)              -
                                                                          ------------      -----------
     Total stockholders' equity...........................................   2,937,537        3,661,104
                                                                          ------------      -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................ $ 3,356,483      $ 4,060,838
                                                                          ============      ===========

See notes to condensed financial statements.


                         SYMBOLLON PHARMACEUTICALS, INC.
                          (a Development Stage Company)

           CONDENSED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                          DURING THE DEVELOPMENT STAGE
                                  (Unaudited)
                                                                                                               Period From
                                                                                                              July 15, 1986
                                                        Three Months Ended            Six Months Ended       (Inception) to
                                                              June 30,                    June 30,              June 30,
                                                         2001         2000           2001          2000           2001
                                                     -----------   -----------    -----------   -----------    -----------
Revenue:
    Net product sales.............................   $    45,580            --    $   104,600   $    81,400    $ 1,821,602
    Contract revenue..............................            --   $        --          5,000            --        988,713
    License fee revenue...........................            --            --             --            --      3,440,000
                                                     -----------   -----------    -----------   -----------    -----------
        Total revenue.............................        45,580            --        109,600        81,400      6,250,315

Operating Expenses:
    Cost of goods sold............................        27,209        15,303         75,551        63,767      1,168,522
    Research and development costs................       297,680       199,398        482,805       388,990      8,141,999
    General and administrative expenses...........       161,254       131,052        359,490       231,723      5,133,235
                                                     -----------   -----------    -----------   -----------    -----------
        Total operating expenses..................       486,143       345,753        917,846       684,480     14,443,756
                                                     -----------   -----------    -----------   -----------    -----------

Loss from operations..............................      (440,563)     (345,753)      (808,246)     (603,080)    (8,193,441)

Interest income...................................        31,670        36,183         73,929        72,429        903,964

Interest expense and debt issuance costs..........            --            --             --            --       (356,260)
                                                     -----------   -----------    -----------   -----------    -----------

Net Loss..........................................   $  (408,893)  $  (309,570)   $  (734,317)  $  (530,651)   $(7,645,737)
                                                     ===========   ===========    ===========   ===========    ===========
Basic and diluted net loss per share of common stock.$     (0.10)  $     (0.08)   $     (0.17)  $     (0.14)
                                                     ===========   ===========    ===========   ===========

Weighted average number of common shares
 outstanding - basic and diluted..................     4,265,197     3,694,611      4,236,737     3,678,243
                                                     ===========   ===========    ===========   ===========




See notes to condensed financial statements.

                         SYMBOLLON PHARMACEUTICALS, INC.
                         (a Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                                           Period From
                                                                                          July 15, 1986
                                                                 Six Months Ended        (Inception) to
                                                                      June 30,               June 30,
                                                                2001          2000            2001
                                                             -----------   -----------    ------------
Cash flows from operating activities:
    Net loss..............................................   $  (734,317)  $  (530,651)   $(7,645,737)
    Adjustments  to  reconcile  net loss to net
    cash  used  in operating activities:
      Depreciation and amortization expense...............        21,580        18,885        539,944
      Amortization of debt issuance costs.................             -             -        130,000
      Loss on disposition of equipment and patents........             -             -         38,717
      License fees recognized for common stock forfeiture.             -             -       (675,000)
      Changes in operating assets and liabilities:
        Restricted cash...................................             -           315              -
        Accounts receivable...............................        24,821        50,145        (56,857)
        Inventory.........................................        15,848           428        (78,059)
        Prepaid expenses..................................        29,912        29,906        (23,797)
        Accounts payable and other current liabilities....        19,212        (2,014)       301,121
                                                             -----------   -----------    -----------
        Net cash used in operating activities.............      (622,944)     (432,986)    (7,469,668)
                                                             -----------   -----------    -----------
Cash flows from investing activities:
    Equipment and leasehold improvements costs............       (27,786)      (15,741)      (416,297)
    Patent and trademark costs............................       (10,905)      (57,417)      (549,273)
    Proceeds from sale of equipment.......................             -             -         11,300
    Deposit...............................................             -             -         (2,364)
                                                             -----------   -----------    -----------
      Net cash used in investing activities...............       (38,691)      (73,158)      (956,634)
                                                             -----------   -----------    -----------
Cash flows from financing activities:
    Issuance of common stock..............................        10,750         3,250     11,824,942
    Warrant and option exercise...........................             -       186,308        188,619
    Borrowings from stockholders..........................             -             -        253,623
    Repayment of borrowing from stockholders..............             -             -       (127,683)
    Sale of option to purchase units......................             -             -            100
    Public offering costs.................................             -             -     (1,343,502)
    Issuance of preferred stock...........................             -             -        450,000
                                                             -----------   -----------    -----------
      Net cash provided by financing activities...........        10,750       189,558     11,246,099
                                                             -----------   -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......      (650,885)     (316,586)     2,819,797
Cash and cash equivalents at beginning of period..........     3,470,682     2,771,821              -
                                                             -----------   -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................   $ 2,819,797   $ 2,455,235    $ 2,819,797
                                                             ===========   ===========    ===========

See notes to condensed financial statements.

                         SYMBOLLON PHARMACEUTICALS, INC.
                          (a Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Description of Business:

         Symbollon Pharmaceuticals, Inc., formerly Symbollon Corporation, ("Symbollon" or the "Company") was formed to develop and commercialize proprietary iodine-based products for infection control and treatment in biomedical and bioagricultural industries. The Company is in the development stage and its efforts since inception have been principally devoted to research and development, securing patent and trademark protection and raising capital. Management of the Company anticipates that additional losses will be incurred as these efforts are pursued. In 1995, the Company signed a marketing and supply agreement for its first product and commenced shipping.

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

         In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the six and three-month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Note C - Common Stock Subscription Receivable:
         ------------------------------------

         In January 2001, the Company's Chief Executive Officer and President exercised options to purchase 211,281 and 251,614 shares of common stock, respectively, pursuant to the Company's executive loan program. The aggregate principal amounts of the promissory notes at June 30, 2001 accepted by the Company from its Chief Executive Officer and President in consideration for the issuance of the common stock are $385,645 and $448,915, respectively. These notes have an annual interest rate of 5.61% and are due on December 31, 2005.

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

Results of Operations

         Symbollon's net loss for the three-month period ended June 30, 2001 was $408,893, reflecting an increase of $99,323 or 32.1% from a net loss of $309,570 in the comparable 2000 period. Symbollon's net loss for the six-month period ended June 30, 2001 was $734,317, reflecting an increase of $203,666 or 38.4% from a net loss of $530,651 in the comparable 2000 period. The increased loss for such periods resulted primarily from increased costs related to the Company's ongoing development of IoGen and general and administrative expenses. The Company expects to continue to incur operating losses for the foreseeable future.

         Product revenues from sales of IodoZyme for the three and six-month periods ended June 30, 2001 were $45,580 and $104,600, respectively, compared to none and $81,400 in the comparable 2000 periods. Because the Company's exclusive marketing partner orders IodoZyme a limited number of times each year, the changes between periods reflect mostly timing differences in the Company's receipt of those orders from the marketing partner, and the increased sales for the three and six-month periods will not necessarily reflect correspondingly increased sales for the entire year.

         The gross profit margin on product sales for the six-month period ended June 30, 2001 were 28%, compared to 22% in the comparable 2000 period. The increase in the gross profit margin on product sales was primarily due to increases in the sales price of IodoZyme.

         Contract revenues for the three and six-month periods ended June 30, 2001 were none and $5,000, compared to none in the comparable 2000 periods. The Company does not anticipate generating any additional contract revenues during the remainder of 2001.

         Research and development expenses for the three and six-month periods ended June 30, 2001 were $297,680 and $482,805, respectively, reflecting increases of $98,282 and $93,815, respectively, from the comparable 2000 periods. The increases resulted from increased development expenses related to IoGen, the Company's drug candidate for the treatment of fibrocystic breast disease, including consulting fees. The Company anticipates that development expenses will increase during the remainder of 2001 as the Company prepares to initiate its Phase III clinical trial for IoGen.

         General and administrative expenses for the three and six-month periods ended June 30, 2001 were $161,254 and $359,490, respectively, reflecting increases of $30,202 and $127,767, respectively, from the comparable 2000 periods. The increases resulted primarily from increased employee salaries and related costs and investor and public relations expenses.

         The Company's interest income for the three-month period ended June 30, 2001 was $31,670, reflecting a decrease of $4,513, from the interest income in the comparable 2000 period. The Company's interest income for the six-month period ended June 30, 2001 was $73,929, reflecting an increase of $1,500, from the interest income in the comparable 2000 period. The changes resulted from variability in interest rates and funds available for investment.

Liquidity and Capital Resources

         The Company has primarily funded its activities through proceeds from private and public placements of equity and revenues from research and development collaborations with corporate partners. The Company continues to incur operating losses and has incurred a cumulative loss through June 30, 2001 of $7,645,737. As of June 30, 2001, the Company had working capital of $2,734,564. The Company believes that it has the necessary liquidity and capital resources to sustain planned operations for the twelve months following June 30, 2001. In the event that the Company's internal estimates relating to its planned revenues or expenditures prove inaccurate, the Company may be required to reallocate funds among its planned activities and curtail certain planned expenditures. In any event, the Company anticipates that it will require additional funds after June 30, 2002, and therefore, the Company will continue to seek new financing during the next twelve months.

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

         During the remainder of 2001, the Company anticipates paying approximately $220,000 as compensation for its current executive officers, and approximately $17,000 for lease payments on its facilities. The Company anticipates that the continued clinical development of IoGen will cost approximately $400,000 during the remainder of 2001. At December 31, 2000, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $6,667,000. The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company's common stock.


 Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         The following items were submitted to a vote of the stockholders at the Company's Annual Meeting on May 23, 2001:

         1.       Election of Directors.  The following directors were elected:

                                                 Votes
                       --------------------------------------------------------
                          For                   Against               Withheld
                       ---------                -------               --------

 James C. Richards     3,208,908                20,150                   -0-
 Richard F. Maradie    3,208,908                20,150                   -0-

         2.       Proposal to change the Company's Name:

                                                 Votes
                          ---------------------------------------------------
                            For                 Against             Withheld
                          ---------             -------             --------

                          3,218,443             10,115                  500

         3. Ratification of BDO Seidman, LLP as the independent auditors of the Company:

                                                  Votes
                           ---------------------------------------------------
                             For                Against             Withheld
                           ---------            -------             --------

                           3,180,403             3,785               44,870

         Each item identified above was described in the Company's Proxy Statement for the Annual Meeting of Stockholders. Each item received the necessary votes for approval. The term of office of Jack H. Kessler, Ph.D. as a director of the Company continues until the 2002 Annual Meeting of Stockholders, and the terms of office of Paul C. Desjourdy and Eugene Lieberstein as directors continue until the 2003 Annual Meeting of Stockholders.

Item 5. Other Information

         Under the Company's Stock Purchase Agreement with Bausch & Lomb Pharmaceuticals, Inc., in August 2001, Symbollon exercised its right to repurchase 93,334 shares of the Company's common stock for $175,000 (Bausch & Lomb's purchase price).

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

                                    SYMBOLLON PHARMACEUTICALS, INC.



Date:  August 14, 2001              By: /s/ Paul C. Desjourdy
                                        -------------------------------------
                                        Paul C. Desjourdy, President/COO/CFO
                                        and authorized signatory

                              SYMBOLLON CORPORATION

                                INDEX TO EXHIBITS

                                                                         Page #

3.1   Amended Certificate of Incorporation of the Company................