Form 10QSB
period 2001-09-30
SYMBOLLON CORP
filed 2001-11-13
CIK 912086

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                    November 12, 2001
                                    -----------------
        Class A Common Stock            4,176,204

Transitional Small Business Disclosure Format (check one):

                    Yes             No    X
                        --------       --------

                         SYMBOLLON PHARMACEUTICALS, INC.
                          (a Development Stage Company)

                                      INDEX

                                                                           PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

           Condensed Balance Sheets
              - September 30, 2001 (unaudited) and December 31, 2000          1

           Unaudited Condensed Statements of Operations
              and Deficit Accumulated During the Development
              Stage - For the nine and three months ended
              September 30, 2001 and September 30, 2000 and for the
              period from July 15, 1986 (inception) to September 30, 2001     2

           Unaudited Condensed Statements of  Cash Flows
              - For the nine months ended September 30, 2001
              and September 30, 2000 and for the period
              from July 15, 1986 (inception) to September 30, 2001            3

           Notes to the Unaudited Condensed Financial Statements              4

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operation                 5

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                7

SIGNATURE                                                                     7

                        Part I - Financial Information

Item 1 - Financial Statements

                         SYMBOLLON PHARMACEUTICALS, INC.
                         (a Development Stage Company)

                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                                                          September 30,
                                                                               2001         December 31,
                                                                           (Unaudited)          2000
                                                                          -------------     ------------
Current assets:
  Cash and cash equivalents............................................... $ 2,351,309      $ 3,470,682
  Accounts receivable.....................................................      59,501           81,678
  Inventory...............................................................      85,505           93,907
  Prepaid expenses........................................................       8,841           53,709
                                                                           -----------      -----------
        Total current assets.............................................. $ 2,505,156      $ 3,699,976

Equipment and leasehold improvements, net of
 accumulated depreciation and amortization................................      90,679           81,342
Other assets:
    Patent and trademark cost, net of accumulated amortization............     304,327          277,156
    Deposit...............................................................       2,364            2,364
                                                                          ------------      -----------
        TOTAL ASSETS...................................................... $ 2,902,526      $ 4,060,838
                                                                          ============      ===========

                                   LIABILITIES
Current liabilities:
  Accounts payable........................................................ $    11,319      $    22,122
  Accrued clinical development expenses...................................     262,489          137,754
  Other current liabilities...............................................      75,530           64,858
                                                                          ------------      -----------
        Total current liabilities.........................................     349,338          224,734

Redeemable common stock, Class A, par value $.001 per share,
 93,334 shares issued at December 31, 2000
 (aggregate involuntary liquidation value $175,000).......................          -           175,000
                                                                          ------------      -----------

                               STOCKHOLDERS' EQUITY

Preferred  stock,  par  value  $.001  per  share,  5,000,000  shares
 authorized, none issued..................................................          -                -
Common stock, Class A, par value $.001 per share,
 18,750,000 shares authorized, 4,176,204 and 3,708,309 shares issued at
 September 30, 2001 and December 31, 2000, respectively...................       4,176            3,708
Convertible Common stock, Class B, par value $.001 per share,
 1,250,000 shares authorized, none issued.................................          -                -
Additional paid-in capital................................................  11,413,658       10,568,816
Deficit accumulated during the development stage..........................  (8,030,086)      (6,911,420)
                                                                          ------------      -----------
                                                                             3,387,748        3,661,104
Common stock subscription receivable......................................    (834,560)              -
                                                                          ------------      -----------
     Total stockholders' equity...........................................   2,553,188        3,661,104
                                                                          ------------      -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................ $ 2,902,526      $ 4,060,838
                                                                          ============      ===========

See notes to condensed financial statements.


                         SYMBOLLON PHARMACEUTICALS, INC.
                          (a Development Stage Company)

           CONDENSED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                          DURING THE DEVELOPMENT STAGE
                                  (Unaudited)
                                                                                                               Period From
                                                                                                              July 15, 1986
                                                        Three Months Ended            Nine Months Ended       (Inception) to
                                                           September 30,                September 30,          September 30,
                                                         2001         2000           2001          2000           2001
                                                     -----------   -----------    -----------   -----------    -----------
Revenue:
    Net product sales.............................   $    51,465        99,224    $   156,065   $   180,624    $ 1,873,067
    Contract revenue..............................            --   $        --          5,000            --        988,713
    License fee revenue...........................            --            --             --            --      3,440,000
                                                     -----------   -----------    -----------   -----------    -----------
        Total revenue.............................        51,465        99,224        161,065       180,624      6,301,780

Operating Expenses:
    Cost of goods sold............................        46,421        69,316        121,972       133,083      1,214,943
    Research and development costs................       295,033       116,536        777,838       505,526      8,437,032
    General and administrative expenses...........       115,933       117,029        475,423       348,752      5,249,168
                                                     -----------   -----------    -----------   -----------    -----------
        Total operating expenses..................       457,387       302,881      1,375,233       987,361     14,901,143
                                                     -----------   -----------    -----------   -----------    -----------

Loss from operations..............................      (405,922)     (203,657)    (1,214,168)     (806,737)    (8,599,363)

Interest income...................................        21,573        40,894         95,502       113,323        925,537

Interest expense and debt issuance costs..........            --            --             --            --       (356,260)
                                                     -----------   -----------    -----------   -----------    -----------

Net Loss..........................................   $  (384,349)  $  (162,763)   $(1,118,666)  $  (693,414)   $(8,030,086)
                                                     ===========   ===========    ===========   ===========    ===========
Basic and diluted net loss per share of common stock.$     (0.09)  $     (0.04)   $     (0.26)  $     (0.18)
                                                     ===========   ===========    ===========   ===========

Weighted average number of common shares
 outstanding - basic and diluted..................     4,207,653     3,908,129      4,226,937     3,755,431
                                                     ===========   ===========    ===========   ===========




See notes to condensed financial statements.

                         SYMBOLLON PHARMACEUTICALS, INC.
                         (a Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                                           Period From
                                                                                          July 15, 1986
                                                                 Nine Months Ended       (Inception) to
                                                                   September 30,          September 30,
                                                                2001          2000            2001
                                                             -----------   -----------    ------------
Cash flows from operating activities:
    Net loss..............................................   $(1,118,666)  $  (693,414)   $(8,030,086)
    Adjustments  to  reconcile  net loss to net
    cash  used  in operating activities:
      Depreciation and amortization expense...............        32,869        28,656        551,233
      Amortization of debt issuance costs.................             -             -        130,000
      Loss on disposition of equipment and patents........             -             -         38,717
      License fees recognized for common stock forfeiture.             -             -       (675,000)
      Changes in operating assets and liabilities:
        Restricted cash...................................             -        52,615              -
        Accounts receivable...............................        22,177        37,895        (59,501)
        Inventory.........................................         8,402        33,506        (85,505)
        Prepaid expenses..................................        44,869        34,179         (8,840)
        Accounts payable and other current liabilities....       124,604      (254,070)       406,513
                                                             -----------   -----------    -----------
        Net cash used in operating activities.............      (885,745)     (760,633)    (7,732,469)
                                                             -----------   -----------    -----------
Cash flows from investing activities:
    Equipment and leasehold improvements costs............       (27,786)      (20,125)      (416,297)
    Patent and trademark costs............................       (41,592)      (63,693)      (579,960)
    Proceeds from sale of equipment.......................             -             -         11,300
    Deposit...............................................             -             -         (2,364)
                                                             -----------   -----------    -----------
      Net cash used in investing activities...............       (69,378)      (83,818)      (987,321)
                                                             -----------   -----------    -----------
Cash flows from financing activities:
    Issuance of common stock..............................        10,750         3,250     11,824,942
    Redemption of common stock............................      (175,000)            -       (175,000)
    Warrant and option exercise...........................             -     1,949,351        188,619
    Borrowings from stockholders..........................             -             -        253,623
    Repayment of borrowing from stockholders..............             -             -       (127,683)
    Sale of option to purchase units......................             -             -            100
    Public offering costs.................................             -             -     (1,343,502)
    Issuance of preferred stock...........................             -             -        450,000
                                                             -----------   -----------    -----------
      Net cash provided by financing activities...........      (164,250)    1,952,601     11,071,099
                                                             -----------   -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......    (1,119,373)    1,108,150      2,351,309
Cash and cash equivalents at beginning of period..........     3,470,682     2,771,821              -
                                                             -----------   -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................   $ 2,351,309   $ 3,879,971    $ 2,351,309
                                                             ===========   ===========    ===========
Supplemental non-cash activity:
    The Company issued shares of its Class A common stock for a subscription receivable of $834,560 during the nine months ended September 30, 2001.



See notes to condensed financial statements.

                         SYMBOLLON PHARMACEUTICALS, INC.
                          (a Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Description of Business:

         Symbollon Pharmaceuticals, Inc., formerly Symbollon Corporation ("Symbollon" or the "Company"), was formed to develop and commercialize proprietary iodine-based products for infection control and treatment in biomedical and bioagricultural industries. The Company is in the development stage and its efforts since inception have been principally devoted to research and development, securing patent and trademark protection and raising capital. Management of the Company anticipates that additional losses will be incurred as these efforts are pursued. In 1995, the Company signed a marketing and supply agreement for its first product and commenced shipping.

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

         In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the nine and three-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Note C - Common Stock Subscription Receivable:
         ------------------------------------

         In January 2001, the Company's Chief Executive Officer and President exercised options to purchase 211,281 and 251,614 shares of common stock, respectively, pursuant to the Company's executive loan program. The aggregate principal amounts of the promissory notes at September 30, 2001 accepted by the Company from its Chief Executive Officer and President in consideration for the issuance of the common stock are $385,645 and $448,915, respectively. These notes have an annual interest rate of 5.61% and are due on December 31, 2005.

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

Results of Operations

         Symbollon's net loss for the three-month period ended September 30, 2001 was $384,349, reflecting an increase of $221,586 or 136.1% from a net loss of $162,763 in the comparable 2000 period. Symbollon's net loss for the nine-month period ended September 30, 2001 was $1,118,666, reflecting an increase of $425,252 or 61.3% from a net loss of $693,414 in the comparable 2000 period. The increased loss for the periods resulted primarily from increased costs related to the Company's ongoing development of IoGen(TM), the Company's drug candidate for the treatment of fibrocystic breast disease, and general and administrative expenses. The Company expects to continue to incur operating losses for the foreseeable future.

         Product revenues from sales of IodoZyme for the three and nine-month periods ended September 30, 2001 were $51,465 and $156,065, compared to $99,224 and $180,624 in the comparable 2000 periods. Year-to-date sales of IodoZyme have decreased 13.6% from the comparable 2000 period. Based on information from the Company's exclusive marketing partner, the Company anticipates that IodoZyme sales for the entire year will reflect a similar percentage decrease compared to 2000 sales.

         The gross profit margin on product sales for the three and nine-month period ended September 30, 2001 were 10% and 22%, compared to 30% and 26% in the comparable 2000 periods. The decrease in the gross profit margin on product sales was primarily due to increased labor cost, partially offset by inceases in the sales price of IodoZyme.

         Contract revenues for the three and nine-month periods ended September 30, 2001 were none and $5,000, compared to none in the comparable 2000 periods. The Company does not anticipate generating any additional contract revenues during the remainder of 2001.

         Research and development expenses for the three and nine-month periods ended September 30, 2001 were $295,033 and $777,838, respectively, reflecting increases of $178,497 and $272,312, respectively, from the comparable 2000 periods. The increases resulted from increased development expenses related to IoGen including consulting fees and manufacturing costs.

         General and administrative expenses for the three and nine-month periods ended September 30, 2001 were $115,933 and $475,423, respectively, reflecting a decrease of $1,096 and an increase of $126,671, respectively, from the comparable 2000 periods. The increase for the nine-month period ended September 30, 2001 resulted primarily from increased employee salaries and related costs and investor and public relations expenses during the first two quarters of 2001.

         The Company's interest income for the three and nine-month periods ended September 30, 2001 were $21,573 and $95,502, reflecting decreases of $19,321 and $17,821, from the interest income in the comparable 2000 periods. The decreases resulted from decreases in available funds for investment.

Liquidity and Capital Resources

         The Company has funded its activities through proceeds from private and public placements of equity and revenues from research and development collaborations with corporate partners and product sales. The Company continues to incur operating losses and has incurred a cumulative loss through September 30, 2001 of $8,030,086. As of September 30, 2001, the Company had working capital of $2,155,818. The Company believes that it has the necessary liquidity and capital resources to sustain planned operations for the twelve months following September 30, 2001. In the event that the Company's internal estimates relating to its planned revenues or expenditures prove inaccurate, the Company may be required to reallocate funds among its planned activities and curtail certain planned expenditures. In any event, the Company anticipates that it will require additional funds after September 30, 2002, and therefore, the Company will continue to seek new financing during the next twelve months.

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

         During the remainder of 2001, the Company anticipates paying approximately $43,000 as compensation for its current executive officers, and approximately $4,000 for lease payments on its facilities. The Company anticipates that the continued clinical development of IoGen will cost approximately $50,000 during the remainder of 2001. At December 31, 2000, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $6,667,000. The amount of the net operating loss carryforward which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company's common stock.


 Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  No exhibits are being filed with this report.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter for which this report is filed.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                    SYMBOLLON PHARMACEUTICALS, INC.



Date:  November 12, 2001            By: /s/ Paul C. Desjourdy
                                        ---------------------------------------
                                        Paul C. Desjourdy, President/COO/CFO
                                        and authorized signatory