Form 10KSB
period 2001-12-31
SYMBOLLON CORP
filed 2002-03-27
CIK 912086

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10-KSB

(Mark One)

[  x ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2001
                                       OR

[    ]   TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 for the transition period from __________ to __________

Commission file number 0-22872

                         SYMBOLLON PHARMACEUTICALS, INC.
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


Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year (year ended December 31, 2001) were $237,914.

As of March 18, 2002, the aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer was approximately $5,196,739 based upon the closing price of such stock on that date.

As of March 18, 2002, 4,190,204 shares of Class A Common Stock of the issuer were outstanding. See "Market for Common Equity and Related Stockholder Matters."

    Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 22, 2002 are incorporated by reference into Part III hereof. With the exception of the portions of such Proxy Statement expressly incorporated into this Annual Report on Form 10-KSB by reference, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-KSB.

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

                                     PART I

Item 1.  Description of Business

General Background

         Symbollon Pharmaceuticals, Inc. (the "Company" or "Symbollon") is engaged in development and commercialization of proprietary iodine-based pharmaceutical agents and antimicrobials (collectively referred to as "applications"). The Company is a Delaware corporation incorporated in August 1993 and is the successor by merger to a Massachusetts corporation incorporated in May 1991, which was the successor by merger to an Illinois corporation, which was incorporated in July 1986. Following stockholder approval at the 2001 Annual Meeting of Stockholders, the Company changed its name from Symbollon Corporation to its current name.

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

         Total product sales for 2001 and 2000 from IodoZyme are $232,914 and $250,805, respectively. All product sales for 2001 and 2000 from IodoZyme were from the United States. The Company's invoice terms are net 30 days. The Company had no orders for future delivery of IodoZyme at December 31, 2001.

Product Development

         Since 2000, the Company has concentrated its product development work on the proposed product application for a treatment for fibrocystic breast disease.

         The Company spent approximately $979,000 and $734,000 on research and development during the years ended December 31, 2001 and 2000, respectively. Since inception, the Company has spent approximately $8,638,000 on research and development. Under certain collaborative relationships, the Company has received payments which are reflected in the Company's financial statements as contract and license fee revenues.

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

         Material developments in the Company's ongoing programs during fiscal 2001 are described below.

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

         In 1995, Symbollon discovered a proprietary method for generating molecular iodine in situ in a person's stomach. IoGen is the first formulation developed utilizing this novel technique. In 1998, we initiated human clinical trials evaluating its effectiveness for the treatment of FBD. During 2000, Symbollon has completed Phase I and Phase II trials.

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

         In June 2001, the Company met with the United States Food and Drug Administration ("FDA") for an end-of-Phase II conference on IoGen. Based on that conference, the Company has filed the necessary documentation with FDA to initiate IoGen's Phase III pivotal trials. FDA is still reviewing the Company's filings. The primary endpoint of the IoGen pivotal trials, as submitted to FDA, is a clinically significant reduction of the patients' pain and tenderness as measured by the Lewin Group's breast assessment scale. The secondary endpoint is a clinically significant reduction of the patients' nodularity as measured by the physicians' assessment. An analysis of the Phase II data utilizing the planned Phase III assessment criterion as submitted to FDA indicates that the 6.0-mg group showed improvement for pain and tenderness in 15 of 24 (62.5%) patients, compared to the placebo group which had observed improvements for pain and tenderness in 2 of 5 (40.0%) patients. The Company anticipates dosing approximately 1,500 patients with IoGen during the course of its remaining trials. The Company does not plan to initiate further clinical trials for IoGen until FDA completes its review of the Company's filings and the resources necessary to complete the trials are secured.

         Based on FDA's guidance, in 2001 the Company also conducted a dose-ranging study in rodents for the purpose of determining the appropriate dose to conduct a two-year toxicity study in rodents. The Company has filed with FDA the results of the dose-ranging study and its recommendation for the appropriate dose to carryforward into the two-year study. FDA is still reviewing the Company's filings. The Company anticipates having FDA's consent to initiate both the two-year bioassay study and the pivotal trials for IoGen in the second quarter of 2002. However, the Company will need additional resources to continue the clinical development of IoGen, and until such resources are obtained, Symbollon will not initiate further clinical development of IoGen other than limited manufacturing scale-up activities. Symbollon is seeking a corporate relationship with a pharmaceutical company to commercialize IoGen and help finance the remaining clinical development of IoGen. Clinical investigation of IoGen for use in certain of the other female health indications may be investigated as resources allow.


         Other Potential Applications

         The Company believes that its technology has potential applications in the development of a variety of human healthcare and other products such as dermatology, topical anti-infectives, oral care and hygiene products, wound care applications, and as a preventive for urinary tract infection. Given the Company's limited resources, although certain preliminary research, development and regulatory activities may be undertaken by the Company in some of these potential product areas, the Company's ability to fund the development and commercialization of such applications will depend in large part on entering into product development and commercialization agreements with corporate partners. The Company is not currently pursuing any new applications other than IoGen.

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

Patents and Proprietary Rights

         The Company considers patent protection of its iodine technology to be critical to its business prospects. The Company currently holds seventeen patents and one additional patent application filed in the United States relating to its technology. In addition, the Company holds patents and has filed a number of patent applications relating to its technology in foreign countries.

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

5,370,815     "Viscous Epidermal Cleaner and Disinfectant"      December 6, 1994

5,419,902     "Method for Inactivating Pathogens"                   May 30, 1995

5,629,024     "Method of Forming an Iodine Based                    May 13, 1997
               Germicide Composition"

5,639,481     "Method for the Therapeutic Treatment                June 17, 1997
               of a Mammalian Eye"

5,648,075     "Iodine Based Germicidal Composition"                July 15, 1997

5,772,971     "Iodine-Based Microbial Decontamination System"      June 30, 1998

5,849,291     "Ophthalmic Non-Irritating Iodine Medicament"    December 15, 1998

5,885,592     "Method & Pharmaceutical  Compositions for          March 23, 1999
               Oral  Administration of Molecular Iodine"

5,962,029     "Iodine Germicides that Continuously              November 5, 1999
               Generate Free Molecular Iodine"

Re 36,605     "Reissue of 08/963,900 Method to Clean               March 7, 2000
               and Disinfect Pathogens"

6,261,577     "Non-Staining Topical Iodine Composition"            July 17, 2001

6,248,335     "Stabilized Oral Pharmaceutical Composition          June 19, 2001
               Containing Iodide and Iodate"

         Much of the know-how of importance to the Company's technology and many of its processes are dependent upon the knowledge, experience and skills, which are not patentable, of key scientific and technical personnel. To protect its rights to and to maintain the confidentiality of trade secrets and proprietary information, the Company requires employees, Scientific Advisory Board members, consultants and collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with the Company. These agreements prohibit the disclosure of confidential information to anyone outside the Company and require disclosure and assignment to the Company of ideas, developments, discoveries and inventions made by such employees, advisors, consultants and collaborators while engaged by the Company. There can be no assurance, however, that these agreements will not be breached or that the Company's trade secrets or proprietary information will not otherwise become known or developed independently by others. Also, to the extent that consultants or other third parties apply technological information independently developed by them or by others to Company projects, disputes may arise as to the proprietary rights to such information which may not be resolved in favor of the Company. The Company is required to pay royalties to a co-inventor on certain patents relating to the Company's technology based on revenues received by the Company from sales of products falling within the scope of such patents.

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

Employees

         As of December 31, 2001, the Company had two employees, both of whom are full-time. The Company has relationships with and from time to time engages the services of university professors and other qualified consultants to assist it in technological research and development. No employee of the Company is currently represented by a labor union. Management considers its employee relations to be good. The Company believes that the future success of the Company is dependent to a significant degree on its being able to continue to attract and retain skilled personnel.

Executive Officers

         The Company's executive officers are:

    Name                      Age            Position with the Company
    ----                      ---            -------------------------

    Jack H. Kessler, Ph.D.    51             Chief Executive Officer, Chief
                                             Scientific Officer, Secretary and
                                             Chairman of the Board of Directors

    Paul C. Desjourdy         40             President, Chief Operating Officer,
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


We expect to incur additional losses in the future that will require us to raise substantial funding

         We have incurred a cumulative operating loss of $8,288,694 through December 31, 2001. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop IodoZyme, IoGen and other potential product formulations, and from the associated administrative and patent costs. We expect to incur additional significant operating losses over the next several years and expect cumulative losses to increase substantially due to expanded development efforts, including preclinical and clinical testing. In the next few years, our revenues may be limited to sales of IodoZyme and any amounts received under research or development collaborations that we may establish.

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

As our corporate licensing relationships are terminated, our revenues significantly decrease

         We generate our revenues from corporate licensing arrangements. In 1999, Oclassen Pharmaceuticals Inc., our development partner, terminated its relationship covering the use of our technology in dermatology. In 2000, Bausch & Lomb Pharmaceuticals, Inc. ("B&L"), our development partner, terminated its relationship covering the use of our technology in ophthalmology. Our only remaining relationship is with West Agro, Inc. They can terminate their collaboration with us at any time. If that happens, and we are not able to enter into new relationships, our revenues for 2002 and beyond will significantly decrease.

We have limited data that IoGen will effectively treat fibrocystic breast disease

         We did not conduct any animal or human studies to evaluate the potential effectiveness of IoGen before launching the Phase II trial. The Phase II clinical trial that we completed in 2000 generated the first data regarding the effectiveness of IoGen. The primary purpose of the Phase II trial was to evaluate the safety of IoGen. We believe that the Phase II data concerning the drug's effectiveness indicate that IoGen can successfully treat FBD, but we need to establish IoGen's effectiveness in two well-controlled clinical trials. We estimate that our investment in the IoGen development program has exceeded $3 million. We expensed these development costs as incurred. If the further clinical trials are not successful, our financial situation may force us to discontinue the IoGen development program.

We lack the resources to conduct the necessary clinical trials required prior to commercial sales of our potential drugs

         Any drug candidates we develop will require significant additional research and development efforts, including extensive preclinical (animal and in vitro data) and clinical testing and regulatory approval, prior to commercial sale. Our only active drug development effort is IoGen. We must pay for all future clinical trials concerning IoGen. Our ability to conduct the necessary clinical trials depends on our generating the resources required to pay for this from future revenues, financings or licensing relationships. We may not be able to generate the necessary financial resources.

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

         The potential corporate partner may not be obligated to develop or commercialize any drug candidates under the collaboration. The potential corporate partner alone could control the amount and timing of resources dedicated by it to the program. Accordingly, the potential corporate partner would control the development program. Moreover, the potential corporate partner may view certain drug candidates developed utilizing Symbollon's technology as competitive with its own drugs or drug candidates. Accordingly, the potential corporate partner may develop its existing or alternative technologies in preference to the drug candidates based on our technology. In addition, the potential corporate partner may have the right to terminate the relationship at any time. Without the involvement of a corporate partner, our limited resources would severely hamper our ability to develop a product.

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

If we cannot raise additional funds, then we will have to limit our future activities

         We have adequate cash resources to continue our base operations through 2002. However, we do not have significant resources to initiate the IoGen Phase III clinical trials or any other remaining development activities required to commercialize IoGen. We will require substantial additional funds if we are to continue the clinical development of IoGen or pursue the development of additional products. We currently estimate that approximately $20 million will be required over the next three years to complete the clinical development of IoGen.

         We intend to seek additional funds for such future product development through public or private financing or collaborative or other arrangements with corporate partners. We have not been able to enter into a new corporate relationship since 1997. We believe that before we can enter into any significant new relationships, we will have to generate clinical results on our potential drugs. Our limited financial resources may require us to finance the cost of generating these results. During 1999, when we last sought financing, we had difficulty raising funds by selling equity. We obtained stockholder approval to sell up to 1,250,000 shares, with a like number of warrants. We were only able to sell 836,685 shares and warrants.

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

If a competitive drug is marketed to treat fibrocystic breast disease prior to IoGen, then the potential market opportunity for IoGen will be adversely affected

         The only drug approved by the United States Food and Drug Administration (commonly called FDA) for the treatment of FBD is danazol, a masculinizing hormone. We are aware of one company, Mimetix Inc., that has conducted human clinical trials in the United States and Canada utilizing an iodine-based compound for the treatment of FBD. If Mimetix receives marketing approval for its drug compound before we do, they may achieve a significant competitive advantage through certain marketing exclusivity rights, which could extend up to seven years. This would delay our ability to receive marketing approval.

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

Item 2.  Description of Property

         The Company leases approximately 5,400 square feet of office, research and development and manufacturing space in Framingham, Massachusetts for a current base annual rental of approximately $34,200 increasing $0.25 per square foot each year effective September 1. The lease expires on August 31, 2007. The Company believes that this space is suitable and adequate for its current needs; however, because the existing space has limited in-house manufacturing capacity, additional manufacturing space may be necessary if product volumes increase.

Item 3.  Legal Proceedings

         The Company is not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a)  Price Range of Securities

         The Company's Class A Common Stock trades on the Nasdaq SmallCap Market under the symbol "SYMBA." There can be no assurance that the Company will continue to meet the criteria for continued listing on the Nasdaq SmallCap Market. The following sets forth the high and low sales prices for the Class A Common Stock for each of the quarterly periods during fiscal 2001 and 2000, as reported by Nasdaq.

                       Fiscal 2001                            Fiscal 2000
                    -------------------               --------------------------
                     High         Low                    High              Low
                     ----         ---                    ----              ---

First quarter       $ 5.50      $ 0.75                 $ 14.00           $ 2.25
Second quarter        5.00        2.27                    8.63             4.31
Third quarter         4.58        2.66                   12.06             4.03
Fourth quarter        3.95        1.57                    5.13             1.13

         There are no outstanding shares of the Company's Class B Common Stock.

         As part of terminating its relationship in November 2000 with Symbollon, B&L was required to transfer 482,878 shares of the Company's common stock to Symbollon for no consideration. B&L purchased those shares for $500,000. In August 2001 Symbollon repurchased 93,334 shares of the Company's common stock from B&L for $175,000.

(b)  Approximate Number of Equity Security Holders

         Based upon information supplied by the Company's transfer agent, the Company believes that there were 96 record holders of the Company's Class A Common Stock as of March 18, 2002. Based upon information supplied by the Company's transfer agent, the Company believes that the number of beneficial holders of the Company's Class A Common Stock as of March 18, 2002 is in excess of 1,000.

(c)  Dividends

         The Company has never paid a cash dividend on any class of its common stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         The Company is a development stage company. Since inception of the Company's predecessor in 1986, the Company's efforts have been principally devoted to research and development, securing patent and trademark protection and raising capital, most of which efforts commenced after May 1991. Except for revenue earned since 1995 on sales of IodoZyme, the Company's sole revenue to date has been from licensing arrangements and contract research and development efforts with corporate partners.

         The following discussion contains forward-looking statements which involve risks and uncertainties. See "Special Note Regarding Forward Looking Statements" and "Risk Factors" above in this Annual Report on Form 10-KSB.

Results of Operations

         Fiscal 2001 versus Fiscal 2000

         Symbollon's net loss in fiscal 2001 was $1,377,274, reflecting an increase of $910,623 or 195.1% from a net loss of $466,651 in fiscal 2000. This increased loss resulted primarily from decreased license fee revenue, increased research and development expenses related to the IoGen clinical trials, increased general and administration expenses and decreased interest income.

         Product revenues from sales of IodoZyme decreased by $17,891 or 7.1% from $250,805 in fiscal 2000 to $232,914 in fiscal 2001. Symbollon anticipates that future sales will be consistent with current sales levels.

         Cost of goods sold for IodoZyme decreased by $798 or 0.4% from $178,919 in fiscal 2000 to $178,121 in fiscal 2001. The gross profit margin on product sales decreased from 28.7% in fiscal 2000 to 23.5% in fiscal 2001. The Company anticipates that the gross profit margin in 2002 will remain consistent with 2001.

         Contract revenues were $5,000 in fiscal 2001, compared to none in fiscal 2000. License fee revenues decreased by $500,000 or 100% from $500,000 in fiscal 2000 to none in fiscal 2001. The license fee revenues generated in fiscal 2000 were from the corporate relationship with B&L. In 2000, B&L terminated their research and development contract with Symbollon. Upon termination, B&L was required to transfer 482,878 shares of the Company's common stock to Symbollon for no consideration. B&L purchased those shares in 1997 and 1998 for $500,000 which amount was recognized as license fee income by the Company in 2000. The Company presently does not have any contractual relationships which will generate contract or license fee revenues in 2002.

         Research and development expenses increased by $244,462 or 33.3% from $734,217 in fiscal 2000 to $978,679 in fiscal 2001. The increase resulted from increased development expenses related to the Company's drug candidate for the treatment of FBD, including consulting fees regarding regulatory matters and clinical costs associated with the Company's carcinogenicity dose-ranging study in rodents and manufacturing scale-up activities. The Company anticipates that research and development expenses will decrease in 2002 until the Company is able to secure the resources necessary to continue the clinical development of IoGen.

         General and administrative expenses increased by $96,301 or 20.5% from $470,824 in fiscal 2000 to $567,125 in fiscal 2001. The increase resulted primarily from increased employee salaries and related costs and increased third party fees and services. The Company anticipates that general and administrative expenses in 2002 will remain consistent with 2001.

         The Company's interest income decreased by $57,767 or 34.7% from $166,504 in fiscal 2000 to $108,737 in fiscal 2001. This decrease resulted from a decrease in available funds for investment, coupled with a decrease in the average rate of interest earned throughout 2001.

Financial Condition, Liquidity and Capital Resources

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

         During 2001, the Company continued to incur operating losses and has incurred a cumulative loss through December 31, 2001 of $8,288,694. As of December 31, 2001, the Company had working capital of $1,885,701. The Company believes that it has the necessary liquidity and capital resources to sustain planned operations for fiscal 2002. The Company's planned operations for 2002 include manufacturing IodoZyme, conducting certain limited manufacturing scale-up activities relating to IoGen and securing additional resources to sustain the operations of the Company and to complete the clinical development of IoGen. The Company estimates that it will cost approximately $20 million to complete the clinical development of IoGen. Until the Company secures additional resources, it will not be able to conduct any further significant clinical development of IoGen, including necessary clinical trials or animal toxicity studies that are required to submit IoGen for FDA marketing approval, on which the Company's future is likely dependent. If the Company cannot secure additional resources before existing resources are exhausted, which is estimated to occur by the end of 2003, the Company will have to curtail, or perhaps cease, existing operations.

         The Company's ability to obtain new financing may, in part, be affected by the Company's ability to continue to meet the criteria for continued listing of its securities on the Nasdaq SmallCap Market. Nasdaq's current SmallCap continued listing criteria require, in part, that the Company maintain net tangible assets of at least $2,000,000 (as of November 1, 2002, that the Company maintain stockholders' equity of at least $2,500,000), a minimum bid price of $1.00 per share of common stock and two market makers for its securities. There can be no assurance that in the future the Company will be able to continue to meet the criteria for continued listing of its securities on Nasdaq.

         During 2002, the Company is committed to pay approximately $440,000 as compensation to its current executive officers and approximately $35,000 for lease payments on its facilities. The Company anticipates that the continued clinical development of IoGen that it is planning to undertake even without new financing will cost approximately $250,000 during 2002. The Company plans to incur approximately $30,000 in material capital expenditures for fiscal 2002. At December 31, 2001, the Company had a net operating loss carryforward for federal income tax purposes of approximately $8,040,000 expiring through 2021.

Item 7.  Financial Statements

Report of Independent Certified Public Accountants


Report of Independent Certified Public Accountants

The Board of Directors and Stockholders
Symbollon Pharmaceuticals, Inc.
Framingham, Massachusetts

We have audited the accompanying balance sheets of Symbollon Pharmaceuticals, Inc., formerly Symbollon Corporation (a development stage company), as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from July 15, 1986 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Symbollon Pharmaceuticals, Inc. (a development stage company) at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended and for the period from July 15, 1986 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



Boston, Massachusetts
February 21, 2002



                         Symbollon Pharmaceuticals, Inc.
                          (a Development Stage Company)


                                 Balance Sheets

December 31,                                                                         2001                 2000
------------------------------------------------------------------------------------------------------------------

Assets

Current assets:
   Cash and cash equivalents                                                    $  1,946,486          $ 3,470,682
   Accounts receivable                                                                46,880               81,678
   Inventory (Note 3)                                                                 54,932               93,907
   Prepaid expenses                                                                   59,548               53,709
------------------------------------------------------------------------------------------------------------------

       Total current assets                                                        2,107,846            3,699,976

Equipment and leasehold improvements, net of
  accumulated depreciation and amortization (Note 4)                                  84,530               81,342

Other assets:
   Patent and trademark costs, net of accumulated
     amortization (Note 5)                                                           332,709              277,156
   Deposit                                                                             2,364                2,364
------------------------------------------------------------------------------------------------------------------

                                                                                $  2,527,449          $ 4,060,838
------------------------------------------------------------------------------------------------------------------


                         Symbollon Pharmaceuticals, Inc.
                          (a Development Stage Company)

                                 Balance Sheets
                                   (Continued)

December 31,                                                                         2001                 2000
------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                             $      27,269        $     22,122
   Accrued clinical development expenses                                              168,307             137,754
   Other current liabilities                                                           26,569              64,858
------------------------------------------------------------------------------------------------------------------

       Total current liabilities                                                      222,145             224,734
------------------------------------------------------------------------------------------------------------------

Redeemable common stock, Class A, par value $.001 per share, none and
  93,334 shares issued and outstanding, respectively (aggregate
  involuntary liquidation value $175,000 at December 31, 2000) (Note 6)                     -             175,000
------------------------------------------------------------------------------------------------------------------

Commitments (Notes 6, 7 and 10)

Stockholders' equity (Notes 6 and 7):
   Common stock, Class A, par value $.001 per share, 18,750,000 shares authorized, 4,186,204 and 3,708,309 shares issued and
     outstanding, respectively                                                          4,186               3,708
   Convertible common stock, Class B, par value $.001
     per share, 1,250,000 shares authorized and unissued                                    -                   -
   Preferred stock, par value $.001 per share, 5,000,000 shares
     authorized and unissued                                                                -                   -
   Additional paid-in capital                                                      11,424,372          10,568,816
   Deficit accumulated during the development stage                                (8,288,694)         (6,911,420)
------------------------------------------------------------------------------------------------------------------

                                                                                    3,139,864           3,661,104
   Common stock subscriptions receivable                                             (834,560)                  -
------------------------------------------------------------------------------------------------------------------

       Total stockholders' equity                                                   2,305,304           3,661,104
------------------------------------------------------------------------------------------------------------------

                                                                                $   2,527,449        $  4,060,838
------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.


                         Symbollon Pharmaceuticals, Inc.
                          (a Development Stage Company)

                            Statements of Operations


                                                                                                            For the
                                                                                                          Period from
                                                                            Year Ended                   July 15, 1986
                                                                           December 31,                 (Inception) to
                                                                  ---------------------------            December 31,
                                                                   2001                  2000                2001
--------------------------------------------------------------------------------------------------------------------------

Revenue (Note 11):
   Net product sales                                        $   232,914            $  250,805            $   1,949,916
   Contract revenue                                               5,000                     -                  988,713
   License fee revenue                                                -               500,000                3,440,000
--------------------------------------------------------------------------------------------------------------------------

     Total revenue                                              237,914               750,805                6,378,629
--------------------------------------------------------------------------------------------------------------------------

Operating expenses Notes 10 and 12):
   Cost of goods sold                                           178,121               178,919                1,271,092
   Research and development costs                               978,679               734,217                8,637,873
   General and administrative expenses                          567,125               470,824                5,340,870
--------------------------------------------------------------------------------------------------------------------------

     Total operating expenses                                 1,723,925             1,383,960               15,249,835
--------------------------------------------------------------------------------------------------------------------------

Loss from operations                                         (1,486,011)             (633,155)              (8,871,206)

Interest income                                                 108,737               166,504                  938,772

Interest expense and debt issuance costs                              -                     -                 (356,260)
--------------------------------------------------------------------------------------------------------------------------

Net loss                                                    $(1,377,274)           $ (466,651)             $(8,288,694)
--------------------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per share of
  common stock (Note 8)                                     $      (.33)           $     (.12)
--------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares
  outstanding - basic and diluted                             4,215,272             3,825,100
--------------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.


                         Symbollon Pharmaceuticals, Inc.
                          (a Development Stage Company)

                       Statements of Stockholders' Equity
                                    (Note 6)

                                                                 Common Stock
                                                                $.001 Par Value                       Deficit
                                        Preferred Stock  ------------------------------              Accumulated    Common
                                        $.001 Par Value    Class A         Class B      Additional   During the      Stock
                                        ---------------  -------------    -------------   Paid-in    Development Subscriptions
                                        Shares Amount    Shares Amount    Shares Amount   Capital      Stage       Receivable  Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1992, consisting
 of net losses from July 15, 1986
 (inception) through December 31, 1991       - $   -         - $    -         - $    - $        - $  (143,451) $       - $ (143,451)
  Merger and recapitalization, May 1991:
   Issuance of new shares of
    Symbollon Corporation                    -     -         -      -   831,316    831      9,169           -          -     10,000
  Contribution of shares to the
   Company, September                        -     -         -      -   (41,565)   (42)        42           -          -          0
  Issuances of shares                        -     -         -      -   425,251    426    299,574           -          -    300,000
  Net loss for the year                      -     -         -      -         -      -          -    (207,457)         -   (207,457)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1992                   -     -         -      - 1,215,002  1,215    308,785    (350,908)         -    (40,908)
  Issuance of shares, June                   -     -         -      -    34,998     35    104,965           -          -    105,000
  Capital contribution as of July            -     -         -      -         -      -    100,000           -          -    100,000
  Warrants issued with bridge
   financing                                 -     -         -      -         -      -     25,000           -          -     25,000
  Public offering, December:
   Issuance of shares                        -     - 1,000,000  1,000         -      -  5,999,000           -          -  6,000,000
   Costs of offering                         -     -         -      -         -      - (1,244,133)          -          - (1,244,133)
   Sale of unit purchase option              -     -         -      -         -      -        100           -          -        100
  Net loss for the year                      -     -         -      -         -      -          -  (1,186,132)         - (1,186,132)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1993                   -     - 1,000,000  1,000 1,250,000  1,250  5,293,717  (1,537,040)         -  3,758,927
  Issuance of over-allotment units
   of public offering                        -     -   150,000    150         -      -    899,850           -          -    900,000
  Additional public offering costs           -     -         -      -         -      -    (99,369)          -          -    (99,369)
  Net loss for the year                      -     -         -      -         -      -          -  (1,516,913)         - (1,516,913)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                   -     - 1,150,000  1,150 1,250,000  1,250  6,094,198  (3,053,953)         -  3,042,645
  Warrant conversion, July - August          -     -    77,920     78         -      -    629,126           -          -    629,204
  Conversion of Class B to Class A           -     -    35,287     35   (35,287)   (35)         -           -          -          -
  Stock purchase plan sales                  -     -     2,216      2         -      -      9,415           -          -      9,417
  Net loss for the year                      -     -         -      -         -      -          -  (1,373,711)         - (1,373,711)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                   - $   - 1,265,423 $1,265 1,214,713 $1,215 $6,732,739 $(4,427,664) $       - $2,307,555
------------------------------------------------------------------------------------------------------------------------------------




                         Symbollon Pharmaceuticals, Inc.
                          (a Development Stage Company)

                       Statements of Stockholders' Equity
                                    (Note 6)
                                   (Continued)


                                                                Common Stock
                                                               $.001 Par Value                      Deficit
                                      Preferred Stock  ------------------------------             Accumulated    Common
                                      $.001 Par Value     Class A          Class B    Additional  During the      Stock
                                      ---------------  -------------    -------------   Paid-in   Development  Subscription
                                      Shares Amount    Shares Amount    Shares Amount   Capital      Stage      Receivable    Total
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                - $   -  1,265,423 $1,265  1,214,713 $ 1,215 $6,732,739 $(4,427,664) $       - $2,307,555
   Issuance of preferred stock,
    August                          444,444   444          -      -          -       -    499,555           -          -    499,999
   Conversion of Class B to
    Class A                               -     -     18,438     19    (18,438)    (19)         -           -          -          -
   Stock purchase plan sales              -     -      4,392      4          -       -      7,943           -          -      7,947
   Reduction of warrant conversion
    costs                                 -     -          -      -          -       -     33,116           -          -     33,116
   Net loss for the year                  -     -          -      -          -       -          -    (905,415)         -   (905,415)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996          444,444   444  1,288,253  1,288  1,196,275   1,196  7,273,353  (5,333,079)         -  1,943,202
   Conversion of preferred stock,
    May                            (444,444) (444)   444,444    444          -       -          -           -          -          -
   Conversion of Class B to
    Class A                               -     -  1,180,537  1,180 (1,180,537) (1,180)         -           -          -          -
   Stock purchase plan sales              -     -      3,052      4           -      -      3,738           -          -      3,742
   Issuance costs of redeemable
     common stock, August                 -     -          -      -           -      -    (25,000)          -          -    (25,000)
   Net income for the year                -     -          -      -           -      -          -     511,464          -    511,464
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                -     -  2,916,286  2,916      15,738     16  7,252,091  (4,821,615)         -  2,433,408
   Stock purchase plan sales              -     -      3,500      4           -      -      2,621           -          -      2,625
   Net loss for the year                  -     -          -      -           -      -          -    (892,750)         -   (892,750)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                -     -  2,919,786  2,920      15,738     16  7,254,712  (5,714,365)         -  1,543,283
   Stock purchase plan sales              -     -      2,940      3           -      -      4,767           -          -      4,770
   Reclass of redeemable common stock,
    March                                 -     -    482,878    483           -      -    499,517           -          -    500,000
   Issuance of shares, October            -     -    836,685    836           -      -  1,355,171           -          -  1,356,007
   Forfeiture of restricted shares,
    December                              -     -   (684,950)  (685)    (15,050)   (15)       700           -          -          -
   Net loss for the year                  -     -          -      -           -      -          -    (730,404)         -   (730,404)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                - $   -  3,557,339 $3,557         688 $    1 $9,114,867 $(6,444,769) $       - $2,673,656
------------------------------------------------------------------------------------------------------------------------------------




                         Symbollon Pharmaceuticals, Inc.
                          (a Development Stage Company)

                       Statements of Stockholders' Equity
                                    (Note 6)
                                   (Continued)


                                                                Common Stock
                                                               $.001 Par Value                      Deficit
                                      Preferred Stock  ------------------------------             Accumulated    Common
                                      $.001 Par Value     Class A          Class B    Additional  During the      Stock
                                      ---------------  -------------    -------------   Paid-in   Development  Subscription
                                      Shares Amount    Shares Amount    Shares Amount   Capital      Stage      Receivable    Total
------------------------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1999                - $   -  3,557,339 $3,557         688 $   1  $9,114,867 $(6,444,769) $       - $2,673,656
   Issuance of shares, August             -     -    586,910    587           -     -   1,760,143           -          -  1,760,730
   Conversion of Class B to Class A       -     -        688      1        (688)   (1)          -           -          -          -
   Stock purchase plan sales              -     -      2,000      2           -     -       4,748           -          -      4,750
   Forfeiture of restricted shares,
    November                              -     -   (482,878)  (483)          -     -    (499,517)          -          -   (500,000)
   Option exercise, February-August       -     -     44,250     44           -     -     188,575           -          -    188,619
   Net loss for the year                  -     -          -      -           -     -           -    (466,651)         -   (466,651)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                - $   -  3,708,309 $3,708           - $   - $10,568,816 $(6,911,420) $       - $3,661,104
   Stock purchase plan sales              -     -      1,000      1           -     -       1,499           -          -      1,500
   Option exercise, January-November      -     -    476,895    477           -     -     854,057           -   (834,560)    19,974
   Net loss for the year                  -     -          -      -           -     -           -  (1,377,274)         - (1,377,274)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                - $   -  4,186,204 $4,186           - $   - $11,424,372 $(8,288,694) $(834,560) $2,305,304
------------------------------------------------------------------------------------------------------------------------------------

                                 See accompanying notes to financial statements.



                         Symbollon Pharmaceuticals, Inc.
                          (a Development Stage Company)

                            Statements of Cash Flows




                                                                                                           For the
                                                                                                         Period from
                                                                                Year Ended              July 15, 1986
                                                                               December 31,             (Inception) to
                                                                        ------------------------         December 31,
                                                                         2001               2000             2001
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                       $(1,377,274)        $ (466,651)          $(8,288,694)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization                                     43,826             42,630               562,191
     Amortization of debt issuance costs                                    -                  -               130,000
     Loss on disposition of equipment and patents                           -                  -                38,717
     License fees recognized for common stock forfeiture                    -           (500,000)             (675,000)
     Changes in operating assets and liabilities:
       Restricted cash                                                      -             52,615                     -
       Accounts receivable                                             34,798             (9,663)              (46,880)
       Inventory                                                       38,975              2,447               (54,932)
       Prepaid expenses                                                (5,839)               508               (59,548)
       Accounts payable and other current liabilities                  (2,588)          (287,189)              279,320
------------------------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                     (1,268,102)        (1,165,303)           (8,114,826)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchase of equipment and leasehold improvements                   (27,787)           (20,123)             (416,299)
   Patent and trademark cost additions                                (74,781)           (69,812)             (613,149)
   Proceeds from sale of equipment                                          -                  -                11,300
   Deposit                                                                  -                  -                (2,364)
------------------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                       (102,568)           (89,935)           (1,020,512)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Issuance of common stock                                             1,500          1,765,480            11,815,692
   Redemption of common stock                                        (175,000)                 -              (175,000)
   Warrant and option exercise                                         19,974            188,619               208,594
   Borrowings from stockholders                                             -                  -               253,623
   Repayment of borrowings from stockholders                                -                  -              (127,683)
   Sale of option to purchase units                                         -                  -                   100
   Public offering costs                                                    -                  -            (1,343,502)
   Issuance of preferred stock                                              -                  -               450,000
------------------------------------------------------------------------------------------------------------------------------------
         Net cash (used in) provided by financing activities         (153,526)         1,954,099            11,081,824
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents               (1,524,196)           698,861             1,946,486

Cash and cash equivalents, beginning of period                      3,470,682          2,771,821                     -
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                          $ 1,946,486         $3,470,682           $ 1,946,486
------------------------------------------------------------------------------------------------------------------------------------

Supplemental information:

   During 2001, the Company issued 462,895 shares of its Class A common stock for a subscription receivable of $834,560.
   There were no payments made for interest or income taxes during 2001 or 2000.

See accompanying notes to financial statements.


                         Symbollon Pharmaceuticals, Inc.
                          (a development stage company)

                          Notes to Financial Statements



1. Description of   Symbollon  Pharmaceuticals, Inc. (formerly  Symbollon
   Business and     Corporation) was formed to develop and commercialize
   Basis of         proprietary iodine-based products for infection control
   Presentation     and treatment in biomedical and bioagricultural
                    industries. The Company is in the development stage and its efforts since inception have been principally devoted to research and development, securing patent and trademark protection and raising capital.

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


2. Summary of
   Significant
   Accounting
   Policies

   Use of           The  preparation of financial statements in conformity  with
   Estimates        generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Cash Equivalents Cash equivalents include short-term, highly liquid investments with maturities of less than three months when acquired.

   Concentration    The Company has very few  customers.  Customers' financial of Credit Risks  condition is reviewed on an ongoing basis, and collateral is not required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

   Inventory        Inventory is stated at the lower of cost (determined on a
                    first-in,  first-out basis) or market.

2. Summary of
   Significant
   Accounting
   Policies
   (Continued)

   Long-Lived       The Company follows the provisions of Statement of
   Assets           Financial Accounting Standards ("SFAS") No. 121, "Accounting
                    for the Impairment of Long-Lived Assets and Assets to be Disposed of," which establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

                    The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.

   Depreciation     Equipment is stated at cost and is depreciated  over its
   and              estimated  useful life using the  straight-line  method.
   Amortization     Leasehold  improvements  are stated at cost and are being
                    amortized by the straight-line method over the term of the lease which is less than their estimated useful lives.

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

   Fair value       The carrying amounts of cash and cash equivalents, accounts
   of               receivable, other current assets and accounts payable
   Financial        approximate fair value based on their short-term maturities.
   Instruments

2. Summary of
   Significant
   Accounting
   Policies
   (Continued)

   Revenue          The   Company's   contract  and license  fee   revenues  are
   Recognition      based  on  fixed fee arrangements.  Revenues are  recognized when all of the Company's obligations under its research and licensing agreements have been performed and collectibility is assured. Product sales are recognized upon shipment.

   Research and     Research and development costs are expensed as incurred.
   Development

   Stock-Based      The Company  follows the  provisions of SFAS  No. 123,
   Compensation     "Accounting for Stock-Based Compensation."  The Company  has
                    elected to continue to account for stock options at their intrinsic value with disclosure of the effects of fair value accounting on net loss and loss per basic and diluted share of common stock on a pro forma basis.

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

   Recent           In June  2001,  the  Financial  Accounting  Standards
   Accounting       Board   issued   SFAS   No.   141,       "Business
   Standards        Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other
                    Intangible  Assets" ("SFAS 142"). SFAS 141 requires
                    companies to use the purchase  method of accounting  for all business  combinations  initiated  after June 30, 2001,  and
                    establishes   specific   criteria  for  the  recognition  of
                    intangible  assets   separately  from  goodwill.   SFAS  142
                    addresses   the   accounting   for  acquired   goodwill  and
                    intangible assets. Goodwill and indefinite-lived intangible assets will no longer be amortized and will be tested for impairment at least annually. The provisions of SFAS 142 will be effective for the Company in fiscal year 2002.
                    Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement.

2. Summary of
   Significant
   Accounting
   Policies
   (Continued)

   Recent           Historically,  the Company  has not had  goodwill or
   Accounting       acquired other intangible assets.  Accordingly, the Company
   Standards        does not expect  adoption of these new standards
   (Continued)      to affect  its financial  statements as they relate
                    to previous transactions. However, these new standards will affect the accounting for any business combinations initiated after June 30, 2001.

                    In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of' and APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business". SFAS 144 becomes effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS 144 in the first quarter of fiscal 2002 and does not expect it to have a material effect on the Company's financial statements.

3. Inventory        Inventory consists of the following:

                    December 31,                      2001               2000
                    -----------------------------------------------------------

                    Raw materials                 $ 51,107           $ 54,927
                    Finished goods                   3,825             38,980
                    -----------------------------------------------------------

                                                  $ 54,932           $ 93,907
                    -----------------------------------------------------------

4. Equipment and    Equipment and leasehold improvements are stated at cost and
   Leasehold        consist of the following:
   Improvements
                    December 31,                      2001               2000
                    ------------------------------------------------------------

                    Equipment and fixtures       $ 216,286         $  204,806

                    Leasehold improvements          63,146             61,811
                    ------------------------------------------------------------

                                                   279,432            266,617
                    Less accumulated depreciation
                     and amortization              194,902            185,275
                    ------------------------------------------------------------

                    Equipment and leasehold
                     improvements, net           $  84,530         $   81,342
                    ------------------------------------------------------------


5. Patent and       Patent and trademark costs consist of the following:
   Trademark
   Costs
                    December 31,                     2001               2000
                    ------------------------------------------------------------

                    Patent costs                $ 379,836         $  305,055
                    Trademark costs                 2,444              2,444
                    ------------------------------------------------------------

                                                  382,280            307,499

                    Less accumulated
                     amortization                  49,571             30,343
                    ------------------------------------------------------------

                    Patent and trademark
                     costs, net                 $ 332,709         $  277,156
                    ------------------------------------------------------------


6. Stockholders'
   Equity

   Class A and      The  Company has issued both Class A and Class B
   Class B          common  stock.  The Class A and Class B  common stock
   Common  Stock    are  substantially  identical except that holders of Class A common stock have the right to cast one vote for each share held and the Class B shareholders have the right to cast five votes for each share held. As of December
                    31, 2001, there were no shares of Class B common stock issued and outstanding.

6. Stockholders'
   Equity
   (Continued)

   Redeemable       During  1997,   the  Company   entered  into  a
   Common Stock     Collaboration  and License  Agreement and a
   and              Stock   Purchase   Agreement  (the   "Agreements")   with  a
   Common   Stock   pharmaceutical   company   related   to   the
   Forfeitures      development of an ophthalmology  product. Under the terms of
                    the  Agreements,   the    pharmaceutical  company
                    purchased a total of 669,545  shares of  redeemable  Class A common stock for $850,000,  subject to various restrictions.
                    The  Company  was  required to redeem such shares if certain
                    cash  flow   levels   were   achieved.   Additionally,   the
                    pharmaceutical company could return the Class A common stock to the Company in exchange for required milestone  payments.
                    On August  4,  1999,  the  pharmaceutical  company  returned
                    93,333  of these  shares  in  consideration  for a  $175,000 milestone payment due on that date. On August 1, 2001, the Company redeemed the remaining 93,334 of these shares for $175,000.

                    During 1999, 482,878 of the redeemable common stock shares were reclassified from redeemable common stock to Class A common stock since such shares no longer had mandatory redemption conditions. During 2000, the Collaboration and License Agreement was amended to extend the pharmaceutical company's required 2000 milestone payment and on November 14, 2000 the pharmaceutical company elected to terminate the Collaboration and License Agreement with the Company. Upon termination, the pharmaceutical company was required to return the 482,878 shares of the restricted Class A common stock as a termination fee. The returned Class A common stock shares were cancelled and the consideration originally paid of $500,000 was recognized as license fee revenue in the accompanying statements of operations for the year ended December 31, 2000.

   Common Stock     In fiscal 1999, the Company raised net proceeds
   Purchase         of $1,356,007 in connection with a private
   Warrants         placement  equity  offering.  The offering  consisted of the sale of 836,685 units, at a price of $1.75 with each unit consisting of one share of the Company's Class A common stock and one redeemable common stock warrant. In addition, the Company issued to the placement agent 60,940 warrants having terms similar to the common stock warrant issued with each unit. In August 2000, the warrant holders purchased
                    586,910 shares of Class A common stock at $3.00 per share in accordance with the terms of the warrants.

6. Stockholders'
   Equity
   (Continued)

   Common Stock     The holders of the remaining  310,715  warrants
   Purchase         are  entitled  to purchase  one share of
   Warrants         Class A common stock for each  warrant at an exercise  price
   (Continued)      per  share of $5.00 if   exercised  on or before
                    August 10, 2002, or $6.00 from August 11, 2002 to August 10,
                    2003. Warrants may be redeemed by the Company at $0.01 per warrant in the event that the average closing bid price as quoted by Nasdaq (the average last reported sales price if then listed on any national securities exchange) of Class A common stock over twenty successive trading days is equal to or greater than $7.00 on or before August 10, 2002, or $8.00 from August 11, 2002 to August 10, 2003, subject to the holder's right to exercise. The warrants will expire on August 10, 2003.

   Common  Stock    In  January  2001,  certain  officers  of the
   Subscriptions    Company  entered  into  Promissory  Notes and
   Receivable       Pledge  Agreements  (the "Notes") with the Company  totaling
                    $834,560 in exchange for   462,895 shares of Class
                    A common stock acquired through the exercise of vested stock options. The Notes bear interest at a fixed rate of 5.61% and are due in full on December 31, 2005. The Notes are collateralized by the 462,895 shares of Class A common stock and the Company has full recourse to pursue collection in the event of default. The Company's recourse may be limited to the pledged stock in the event that the officer is no longer employed with the Company and if the then market value of the pledged stock is less than the outstanding principal and accrued but unpaid interest on the officer's
                    Note.

7. Stock Plans      The Company has adopted  three stock plans: a stock option plan, an employee stock purchase plan and a nonemployee directors' stock option plan.

                    The stock option plan provides for the grant of incentive stock options, nonqualified stock options and stock appreciation rights. At December 31, 2001 the Company has reserved 1,600,000 shares for issuance under this plan.

                    The employee stock purchase plan provides for the purchase of Class A common stock at 85 percent of the fair market value at specific dates, to encourage stock ownership by all eligible employees. At December 31, 2001, the Company has reserved 200,000 shares for purchase under this plan. During the years ended December 31, 2001 and 2000, the Company issued 1,000 and 2,000 shares, respectively, under the stock purchase plan.

7. Stock  Plans     On May 17,  1995  the  Company  adopted  a
   (Continued)      nonemployee  directors'    stock option plan that
                    provides  for  the  grant  of  nonstatutory   stock  options
                    automatically on January 1 of each calendar year commencing on January 1, 1996. The Company has reserved 100,000 shares for issuance under the plan. Each outside director shall be granted an option to purchase 2,500 shares of Class A common stock at fair market value, vesting 50% on each of the first two anniversaries of the grant.

                    Under the above plans 485,842 shares are available for future grant or purchase.

                    The Company had the following option activity under the stock option plan and the nonemployee directors' stock option plan in 2001 and 2000:

                                                                    Weighted -
                                                                     Average
                                                                  Exercise Price
                                                      Shares        Per Share
                    ------------------------------------------------------------

                    Balance, December 31, 1999     1,120,645           $3.80
                     Granted                         330,000            1.98
                     Exercised                       (44,250)           4.26
                     Cancelled                       (14,500)           2.27
                    ------------------------------------------------------------

                    Balance, December 31, 2000     1,391,895            2.68
                     Granted                           7,500            1.61
                     Exercised                      (476,895)           1.79
                     Cancelled                       (49,500)           2.93
                    ------------------------------------------------------------

                    Balance, December 31, 2001       873,000           $4.15
                    ------------------------------------------------------------

7. Stock Plans      All options outstanding at December 31, 2001 are categorized
   (Continued)      by the following ranges in the table below:

                                                        Weighted-
                                    Weighted -           Average
                                     Average           Remaining
                       Share         Exercise          Contractual    Number of
                    Price Range        Price           Life (years)     Shares
                    ------------------------------------------------------------

                    $1.02 to $4.00      $1.99              8.0          510,500
                    $4.00 to $9.06      $7.25              3.0          362,500
                                                                        -------
                                                                        873,000
                                                                        -------

                    All options exercisable at December 31, 2001 are categorized by the following ranges in the table below:

                                                         Weighted-
                                     Weighted -           Average
                                      Average           Remaining
                       Share          Exercise          Contractual   Number of
                    Price Range         Price           Life (years)     Shares
                    ------------------------------------------------------------

                    $1.02 to $4.00      $1.97              7.3          263,000
                    $4.00 to $9.06      $6.34              3.0          240,000
                                                                        -------
                                                                        503,000
                                                                        -------

   Stock Based      The  Company   accounts  for  its  stock-based
   Compensation     compensation  plan using the  intrinsic  value
                    method. Accordingly, there was no compensation expense recognized in 2001 or 2000. If the Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards granted under the plans, consistent with the method prescribed by SFAS No. 123, the net loss per share would have been changed to the pro forma amounts indicated below:

7. Stock Plans
   (Continued)

   Stock Based
   Compensation     Year ended December 31,            2001                2000
   (Continued)      ------------------------------------------------------------

                    Net loss       As reported    $(1,377,274)    $   (466,651)
                                   Pro forma      $(1,641,799)    $   (677,037)

                    Basic and      As reported    $      (.33)    $      (.12)
                     diluted net   Pro forma      $      (.39)    $      (.18)
                     loss per share
                     of common stock

                    The  fair  value  of the  Company's  stock  options  used to compute the pro forma net loss and net loss per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2001 and 2000, respectively: dividend yield of 0% for both years; expected volatility of 70% and 46%; a risk-free interest rate of between 4.49% and 4.72% and 4.60% and 5.25% and an expected holding period of 2 to 9 years and 7 to 10 years, respectively.

                    The weighted-average fair value of options granted during the years ended December 31, 2001 and 2000 was $1.61 and $1.06 per share, respectively.

8. Loss Per Share   The  Company's  basic and diluted net loss
                    per share of common stock for the years ended December 31, 2001 and 2000 is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

                    The following table summarizes securities that were outstanding as of December 31, 2001 and 2000 but not included in the calculation of diluted net loss per share because such shares are antidilutive:

                    December 31,                     2001                2000
                    ------------------------------------------------------------

                    Stock options                 873,000           1,391,895
                    Stock warrants                310,715             310,715

9. Income Taxes     Deferred  income taxes reflect the impact of
                    "temporary  differences"  between  the  amount of assets and
                    liabilities  for  financial   reporting  purposes  and  such
                    amounts as measured by tax laws and regulations. Deferred tax assets are comprised of the following:

                    December 31,                      2001                2000
                    ------------------------------------------------------------

                    Tax credits               $    363,000       $     314,000
                    Net operating
                      loss carryforwards         3,217,000           2,667,000
                    ------------------------------------------------------------

                    Gross deferred tax asset     3,580,000           2,981,000

                    Deferred tax assets valuation
                      allowance                 (3,580,000)         (2,981,000)
                    ------------------------------------------------------------

                    Net deferred tax assets   $          -       $           -
                    ------------------------------------------------------------

                    As of December 31, 2001 and 2000, the deferred tax assets have been fully offset by valuation allowances, since the realization of such amounts is uncertain.

                    As of December 31, 2001, the Company has net operating loss carryforwards totaling approximately $8,040,000. The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company's common stock.

9. Income Taxes     The following is a breakdown of the net operating loss
   (Continued)      expiration period:

                                                                    Amount of
                    Expiration Date                               Remaining NOL
                    ------------------------------------------------------------
                    2008                                          $    743,000
                    2009                                             1,514,000
                    2010                                             1,374,000
                    2011                                               921,000
                    2018                                               900,000
                    2019                                               739,000
                    2020                                               476,000
                    2021                                             1,373,000
                    ------------------------------------------------------------

                                                                  $  8,040,000
                    ------------------------------------------------------------

                    In addition, the Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) of approximately $363,000, which are available to offset future taxable income and income tax liabilities, when earned or incurred. These amounts expire in various years through 2021.

10. Commitments

    Facilities      The Company leases its research  facilities
    Lease           under an operating  lease that expires  August 31, 2007. The lease requires payment of real estate taxes and other common area maintenance expenses. Rent expense for the years ended
                    December  31,  2001 and 2000 was  approximately  $33,000 and
                    $32,000, respectively.

                    Future minimum rental payments due are as follows:

                    Year ending December 31,                           Total
                    ------------------------------------------------------------

                    2002                                            $  34,000
                    2003                                               36,000
                    2004                                               37,000
                    2005                                               38,000
                    2006                                               40,000
                    2007                                               27,000
                    ------------------------------------------------------------

                                                                    $ 212,000
                    ------------------------------------------------------------

10. Commitments
    (Continued)

    Employment      The Company has employment  agreements  with its
    Agreements      principal  officers  providing for    minimum base
                    compensation  and  severance  pay which expire  December 31,
                    2005.  For the years ended  December 31, 2001 and 2000,  the aggregate  amount paid under these  agreements  was $440,000
                    and  $345,000,   respectively.   The  employment  agreements
                    provide for inflationary adjustments and are subject to other increases based on the Board of Directors' approval.
                    Minimum amounts to be paid under these agreements total approximately $440,000 per year.

    Royalty         A  royalty  agreement  with  one  of the
    Agreement       inventors who assigned  certain patent rights to the Company
                    provides  for  royalties   based  on  a  percentage  of  the
                    licensing  revenues  received by the Company  from  products
                    falling  within  the  scope  of  the  patent   rights.   The
                    percentage varies from 1.5% to 5% depending on the gross revenues received, with maximum royalty payments under the agreement not to exceed $2,884,000. Through December 31, 2001 no royalties have been earned under this agreement.

    Consulting      The Company has entered into various  scientific
    Agreements      advisory and consulting agreements  to support its
                    development  activities.  These agreements  generally expire over several future years.  Amounts charged to operations in
                    connection  with  these   agreements  for  the  years  ended
                    December  31,  2001  and  2000  amounted  to   approximately
                    $149,900 and $141,900, respectively. The Company expects to incur similar or higher expenses in future years.

    Finder's        The Company has entered  into an agreement to
    Fees            pay a finder's fee for agreements  entered into with certain companies for investment or revenue purposes. The finder's fee is based on a percentage of the investment or revenue up to a maximum of $150,000 with increases if more than one product is commercialized under the agreements.

    Employee        Effective  January 1, 1999,  the  Company
    Benefit         established  a  Savings   Incentive   Match  Plan    for
    Plan            Employees  of Small  Employers  (SIMPLE)  IRA plan  covering substantially  all  of  its  employees.  The  Company  makes contributions  to the plan at the discretion of the Board of
                    Directors  based upon a percentage of employee  compensation as  provided  by  the  terms  of  the  plan.  The  Company's contribution to the plan amounted to  approximately  $14,200 and $14,900 for the years ended December 31, 2001 and 2000, respectively.

11. Major           Through  December 31, 2001, the Company
    Customers       has  generated  its revenue from a small number of customers and collaborative agreements. Revenues from major customers were generated as follows:

                                                        Net
                                                      Product          Contract
                    Year ended December 31, 2001       Sales            Revenue
                    ------------------------------------------------------------

                    Customer A                   $  232,914             $     -
                    Customer C                            -               5,000
                    ------------------------------------------------------------

                                                 $  232,914             $ 5,000
                    ------------------------------------------------------------

                                                       Net              License
                                                     Product              Fee
                    Year ended December 31, 2000      Sales             Revenue
                    ------------------------------------------------------------

                    Customer A                   $  250,805          $        -
                    Customer B                            -             500,000
                    ------------------------------------------------------------

                                                 $  250,805          $  500,000
                    ------------------------------------------------------------

                    In  November,  2000,  the  Company's  collaborative  product
                    development   agreement   with  Customer  B  related  to  an
                    ophthalmology product was terminated (see Note 6).

                    For the years ended December 31, 2000 and 2001, all net product sales were from a customer based in the United States.


12. Related         A  member  of the  board  of  directors
    Party           provides legal services to the Company. Amounts
    Transactions    paid for legal  services  rendered by the  director,  either individually  or  through  his firm,  totaled  approximately
                    $103,000 and $84,000 for the years ended December 31, 2001 and 2000, respectively.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

         The Company incorporates herein by reference the information appearing under the caption "Board of Directors" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2002 Annual Meeting of Stockholders.

         Information concerning executive officers of the Company is contained in Part I of this report under the caption "Executive Officers."

Item 10.  Executive Compensation

         The Company incorporates herein by reference the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2002 Annual Meeting of Stockholders.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The Company incorporates herein by reference the information appearing under the caption "Principal Stockholders" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2002 Annual Meeting of Stockholders.

Item 12.  Certain Relationships and Related Transactions

         The Company incorporates herein by reference the information appearing under the caption "Certain Transactions" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2002 Annual Meeting of Stockholders.

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

         3        1994 Employee Stock Purchase Plan.

         4        1995 Non-Employee Directors' Stock Option Plan.

         5 Employment Agreement, dated December 14, 1999, between the Company and Dr. Jack H. Kessler.

         6 Employment Agreement, dated December 14, 1999, between the Company and Paul C. Desjourdy.

         (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the year ended December 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SYMBOLLON PHARMACEUTICALS, INC.

                                            By:   /s/ Paul C. Desjourdy
                                                ---------------------------
                                                Paul C. Desjourdy
                                                President

Date: March 27, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                 Title                                     Date

 /s/ Jack H. Kessler        Chief Executive Officer,              March 27, 2002
----------------------      Chief Scientific Officer,
  Jack H. Kessler           Secretary and Chairman
                            of the Board of Directors
                            (Principal Executive Officer)

 /s/ Paul C. Desjourdy      President, Chief Operating Officer,   March 27, 2002
-----------------------     Treasurer, General Counsel, Chief
  Paul C. Desjourdy         Financial Officer, and Director (Principal
                            Financial and Accounting Officer)

 /s/ James C. Richards      Director                              March 27, 2002
-----------------------
  James C. Richards

 /s/ Richard F. Maradie     Director                              March 27, 2002
-----------------------
  Richard F. Maradie

 /s/ Eugene Lieberstein     Director                              March 27, 2002
------------------------
  Eugene Lieberstein

                              Symbollon Corporation
                                Index to Exhibits

 3.1 Amended Certificate of Incorporation of the Company; including Certificate of Designations, Preferences and Rights of Series
         A Preferred Stock of the Company. (previously filed as exhibit 3.1 to Form 10-QSB for the quarter ended June 30, 2001 and incorporated by reference)
 3.2 Amended By-Laws of the Company. (previously filed as exhibit 3.2 to Form 10-QSB for the quarter ended June 30, 1999 and incorporated by reference)
 3.3 Agreement of Merger, dated as of August 4, 1993, between the Company and Symbollon Corporation, a Massachusetts corporation (including Certificate of Merger and other state filings). (previously filed as exhibit number 3.3 of the Registration Statement (the "Registration Statement") on Form SB-2 (Registration No. 33-68828) filed on November 24, 1993 and declared effective on December 7, 1993, and incorporated by reference)
 4.1 Form of Specimen Class A Common Stock Certificate. (previously filed as exhibit number 4.2 of the Registration Statement and incorporated by reference)
10.1     1993 Stock  Option Plan of the Company,  as amended.  (previously filed as exhibit 10.1 to Form 10-QSB for the quarter  ended
         June 30, 1999 and incorporated by reference)
10.2 Employment Agreement, dated December 14,1999, between the Company and Paul C. Desjourdy. (previously filed as exhibit number 10.2 to Form 10-KSB for the year ended December 31, 1999 and incorporated by reference)
10.3 Employment Agreement, dated December 14, 1999, between the Company and Dr. Jack H. Kessler. (previously filed as exhibit number 10.3 to Form 10-KSB for the year ended December 31, 1999 and incorporated by reference)
10.4 Commercial Lease, dated June 5, 1997, between Pine Street Realty Trust and the Company. (previously filed as exhibit number 10.18 to Form 10-QSB for the quarter ended June 30, 1997 and incorporated by reference)
10.5 Form of Indemnification Agreement between the Company and each officer and director of the Company. (previously filed as exhibit number 10.6 of the Registration Statement and incorporated by reference)
10.6 Marketing and Supply Agreement, dated January 11, 1995, between the Company and West Agro. (previously filed as exhibit number 10.1 to Form 8-K of the Registrant dated January 11, 1995 and incorporated by reference) *
10.7 Agreement, dated August 31, 1992, among the Company, Dr. Jack H. Kessler and Dr. Robert Rosenbaum. (previously filed as exhibit number 10.8 of the Registration Statement and incorporated by reference)
10.8 Form of Stock Option Agreement to be entered into between the Company and each option holder. (previously filed as exhibit number 10.10 to Form 10-KSB for the year ended December 31, 1993 and incorporated by reference)
10.9     1994  Employee  Stock  Purchase  Plan of the Company.  (incorporated by reference to Exhibit B to the  Company's  1994 Annual
         Stockholders Meeting Proxy Statement filed under cover of
         Schedule 14A dated May 4, 1994)
10.10 1995 Non-Employee Directors' Stock Option Plan of the Company. (previously filed as exhibit number 10.1 to Form 10-QSB for the quarter ended June 30, 1995 and incorporated by reference)
10.11 Form of Subscription Agreement, dated as of August 10, 1999, between the Company and the purchasers of Units. (previously filed as exhibit number 10.14 to Form 10-QSB for the quarter ended September 30, 1999 and incorporated by reference)
10.12 Form of Redeemable Warrant for the purchase of shares of Class A Common Stock, dated as of August 10, 1999, issued to purchasers of Units. (previously filed as exhibit number 10.15 to Form 10-QSB for the quarter ended September 30, 1999 and incorporated by reference)
10.13 Promissory Note, dated January 11, 2001, between the Company and Dr. Jack H. Kessler, together with the Pledge Agreement and Letter Agreement related thereto. (previously filed as exhibit number 10.13 to Form 10-KSB for the year ended December 31, 2000 (the `2000 Form 10-KSB") and incorporated by reference)
10.14    Promissory Note, dated January 11, 2001, between the Company and Paul
         C. Desjourdy, together with the Pledge Agreement and Letter Agreement related thereto. (previously filed as exhibit number 10.14 to the 2000 Form 10-KSB and incorporated by reference)
23.1     Consent of BDO Seidman, LLP relating to Forms S-3 and S-8.
         ----------------------------------------------------------
* Indicates that material has been omitted and confidential treatment has been granted or requested therefor. All such omitted material has been filed separately with the Commission pursuant to Rule 24b-2.