Form 10QSB
period 2002-03-31
SYMBOLLON CORP
filed 2002-05-14
CIK 912086

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[ ] TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________


Commission file number 0-22872

                         SYMBOLLON PHARMACEUTICALS, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                       36-3463683
   (State of incorporation)                 (I.R.S. employer identification no.)


         37 Loring Drive
    Framingham, Massachusetts                                    01702
(Address of principal executive offices)                       (Zip Code)

                                 (508) 620-7676
                           (Issuer's telephone number)

 ...............................................................................
                 (Former name, former address and former fiscal
                       year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days. Yes X No
__

As of May 13, 2002, 4,190,204 shares of Class A Common Stock of the issuer were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___   No _X_

                         SYMBOLLON PHARMACEUTICALS, INC.
                          (a Development Stage Company)



                                      INDEX

                                                                       PAGE
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

         Condensed Balance Sheets - March 31, 2002
           (unaudited) and December 31, 2001                             3

         Unaudited Condensed Statements of Operations
           and Deficit Accumulated During the Development Stage
           - For the three months ended March 31, 2002 and
           2001 and for the period from July 15, 1986
           (inception) to March 31, 2002                                 5

         Unaudited Condensed Statements of Cash Flows
           - For the three months ended March 31, 2002 and
           2001 and for the period from July 15, 1986
           (inception) to March 31, 2002                                 6

         Notes to the Unaudited Condensed Financial Statements           7

         Item 2.  Management's Discussion and Analysis
           or Plan of Operation                                          8

PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                      11

SIGNATURE                                                               11

                         Symbollon Pharmaceuticals, Inc.
                          (a Development Stage Company)


                            Condensed Balance Sheets




                                                                                        March 31,
                                                                                          2002            December 31,
                                                                                      (unaudited)             2001
-----------------------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
   Cash and cash equivalents                                                         $  1,657,240          $ 1,946,486
   Accounts receivable                                                                    111,759               46,880
   Inventory                                                                               48,452               54,932
   Prepaid expenses                                                                        43,093               59,548
-----------------------------------------------------------------------------------------------------------------------------------

       Total current assets                                                             1,860,544            2,107,846

Equipment and leasehold improvements, net of
  accumulated depreciation and amortization                                                89,935               84,530

Other assets:
   Patent and trademark costs, net of accumulated
     amortization                                                                         341,346              332,709
   Deposit                                                                                  2,364                2,364
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                     $  2,294,189          $ 2,527,449
-----------------------------------------------------------------------------------------------------------------------------------


                         Symbollon Pharmaceuticals, Inc.
                          (a Development Stage Company)

                            Condensed Balance Sheets
                                   (Continued)




                                                                                        March 31,
                                                                                           2002           December 31,
                                                                                       (unaudited)            2001
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                                 $      18,632         $     27,269
   Accrued clinical development expenses                                                  104,977              168,307
   Other current liabilities                                                               52,214               26,569
-----------------------------------------------------------------------------------------------------------------------------------

       Total current liabilities                                                          175,823              222,145
-----------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
   Common stock, Class A, par value $.001 per share, 18,750,000 shares authorized, 4,190,204 and 4,186,204 shares issued and
     outstanding, respectively                                                              4,190                4,186
   Convertible common stock, Class B, par value $.001
     per share, 1,250,000 shares authorized and unissued                                        -                    -
   Preferred stock, par value $.001 per share, 5,000,000 shares
     authorized and unissued                                                                    -                    -
   Additional paid-in capital                                                          11,428,449           11,424,372
   Deficit accumulated during the development stage                                    (8,479,713)          (8,288,694)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                        2,952,926            3,139,864
   Common stock subscriptions receivable                                                 (834,560)            (834,560)
-----------------------------------------------------------------------------------------------------------------------------------

       Total stockholders' equity                                                       2,118,366            2,305,304
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                    $   2,294,189         $  2,527,449
-----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to condensed financial statements.

                         Symbollon Pharmaceuticals, Inc.
                          (a Development Stage Company)

                     Condensed Statements of Operations and
                Deficit Accumulated During the Development Stage
                                   (unaudited)


                                                                                                            For the
                                                                                                          Period from
                                                                                                         July 15, 1986
                                                                       Three Months Ended               (Inception) to
                                                                            March 31,                      March 31,
                                                                  ---------------------------
                                                                   2002                  2001                2002
-----------------------------------------------------------------------------------------------------------------------------------
Revenue:
   Net product sales                                        $   117,684            $   59,020             $  2,067,600
   Contract revenue                                                   -                 5,000                  988,713
   License fee revenue                                                -                     -                3,440,000
-----------------------------------------------------------------------------------------------------------------------------------

     Total revenue                                              117,684                64,020                6,496,313
-----------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
   Cost of goods sold                                            83,733                48,342                1,354,825
   Research and development costs                               103,669               185,125                8,741,542
   General and administrative expenses                          128,011               198,236                5,468,881
-----------------------------------------------------------------------------------------------------------------------------------

     Total operating expenses                                   315,413               431,703               15,565,248
-----------------------------------------------------------------------------------------------------------------------------------

Loss from operations                                           (197,729)             (367,683)              (9,068,935)

Interest income                                                   6,710                42,259                  945,482

Interest expense and debt issuance costs                              -                     -                 (356,260)
-----------------------------------------------------------------------------------------------------------------------------------

Net loss                                                  $    (191,019)           $ (325,424)           $  (8,479,713)
-----------------------------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per share of
  common stock                                              $      (.05)           $    (.08)
-----------------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares
  outstanding - basic and diluted                             4,189,760             4,207,962
-----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to condensed financial statements.

                         Symbollon Pharmaceuticals, Inc.
                          (a Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                                            For the
                                                                                                          Period from
                                                                                                         July 15, 1986
                                                                            Three Months Ended          (Inception) to
                                                                                 March 31,                 March 31,
                                                                        ------------------------
                                                                         2002               2001             2002
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                       $  (191,019)       $  (325,424)          $(8,479,713)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                     11,153             10,665               573,344
     Amortization of debt issuance costs                                    -                  -               130,000
     Loss on disposition of equipment and patents                           -                  -                38,717
     License fees recognized for common stock forfeiture                    -                  -              (675,000)
     Changes in operating assets and liabilities:
       Restricted cash                                                      -                  -                     -
       Accounts receivable                                            (64,879)            67,530              (111,759)
       Inventory                                                        6,480             30,270               (48,452)
       Prepaid expenses                                                16,455             14,956               (43,093)
       Accounts payable, accrued clinical development
        expenses and other current liabilities                        (46,322)             1,675               232,998
-----------------------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                       (268,132)          (200,328)           (8,382,958)
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchase of equipment and leasehold improvements                   (11,584)           (22,756)             (427,883)
   Patent and trademark cost additions                                (13,611)            (6,250)             (626,760)
   Proceeds from sale of equipment                                          -                  -                11,300
   Deposit                                                                  -                  -                (2,364)
-----------------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                        (25,195)           (29,006)           (1,045,707)
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Issuance of common stock                                                 -                  -            11,815,692
   Redemption of common stock                                               -                  -              (175,000)
   Warrant and option exercises                                         4,081                  -               212,675
   Borrowings from stockholders                                             -                  -               253,623
   Repayment of borrowings from stockholders                                -                  -              (127,683)
   Sale of option to purchase units                                         -                  -                   100
   Public offering costs                                                    -                  -            (1,343,502)
   Issuance of preferred stock                                              -                  -               450,000
-----------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                      4,081                  -            11,085,905
-----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                 (289,246)          (229,334)            1,657,240

Cash and cash equivalents, beginning of period                      1,946,486          3,470,682                     -
-----------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                          $ 1,657,240        $ 3,241,348           $ 1,657,240
-----------------------------------------------------------------------------------------------------------------------------------


Supplemental information:

   During 2001, the Company issued 462,895 shares of its Class A common stock for a subscription receivable of $834,560. There were no payments made for interest or income taxes during 2002 or 2001.


See accompanying notes to condensed financial statements.

11
                         SYMBOLLON PHARMACEUTICALS, INC.
                          (a Development Stage Company)


                     Notes to Condensed Financial Statements
                                   (Unaudited)


 1.    Description of                 Symbollon  Pharmaceuticals, Inc. (formerly
       Business                       Symbollon Corporation) was formed to
                                      develop and commercialize  proprietary
                                      iodine-based products for infection
                                      control and treatment in biomedical and
                                      bioagricultural industries. The Company is in the development stage and its efforts since inception have been principally devoted to research and development, securing patent and trademark protection and raising capital.

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


 2.    Accounting Policies            The accompanying  unaudited financial
       and Disclosure                 statements do not contain all of the
                                      disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

                                      In the opinion of management, the
                                      financial statements reflect all
                                      adjustments, all of which are of a normal recurring nature, to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.


 3.    Notes Receivable               In January  2001,  the  Company's  Chief
       from Related Parties           Executive  Officer and President exercised
                                      options to purchase  211,281  and  251,614
                                      shares of common stock, respectively, pursuant to the Company's executive loan program. The aggregate principal amounts of the promissory notes at March 31, 2002 accepted by the Company from its Chief
                                      Executive Officer and President in
                                      consideration for the issuance of the
                                      common stock are $385,645 and $448,915,
                                      respectively. These recourse notes have an annual interest rate of 5.61% and are due on December 31, 2005.

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

Forward-Looking Statements

         In addition to the historical information contained herein, this Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements concerning plans, objectives, goals, strategies, prospects, revenues, liquidity and capital resources, financial needs and future performance, costs and expenditures. Such statements may be identified or qualified, without limitation, by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance, achievements and results may differ materially from those expressed, projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, dependence on collaborative partners, early stage of drug development, additional financing requirements and availability, history (and expectation) of losses, uncertainty associated with preclinical and clinical testing, market acceptance, intense competition, lack of marketing experience, materials incompatibility, hazardous materials, and the other risks and uncertainties described or discussed in the section "Risk Factors" in the Annual Report on Form 10-KSB for the period ended December 31, 2001. The forward-looking statements contained herein represent the Company's judgment as of the date of this Quarterly Report on Form 10-QSB, and the Company cautions readers not to place undue reliance on such statements.

Results of Operations

         Symbollon's net loss for the three-month period ended March 31, 2002 was $191,019, reflecting a decrease of $134,405 from a net loss of $325,424 in the comparable 2001 period. The decreased loss for the three-month period resulted primarily from decreased research and development expenses, decreased general and administrative expenses and increased revenues from product sales, partially offset by decreased interest income. The Company expects to continue to incur operating losses for the foreseeable future.

         Product revenues from sales of IodoZyme(R) (the Company's bovine teat sanitizer product) for the three-month period ended March 31, 2002 were $117,684, reflecting an increase of $58,664, from the product sales in the comparable 2001 period. Because the Company's exclusive marketing partner orders IodoZyme a limited number of times each year, the changes between periods reflect mostly timing differences in receipt of those orders from the marketing partner, and the increased sales for the three-month period do not necessarily reflect correspondingly increased sales for the entire year.

         The gross profit margin on product sales for the three-month period ended March 31, 2002 was 29%, compared to 18% in the comparable 2001 period. The increase in the gross profit margin on product sales for the three-month period ended March 31, 2002 was primarily due to increased sales volume.

         Contract revenues for the three-month period ended March 31, 2002 were none, compared to $5,000 in the same 2001 period. The Company presently does not have any contractual relationships which will generate contract or license fee revenues in 2002.

         Research and development expenses for the three-month period ended March 31, 2002 were $103,669, reflecting a decrease of $81,456, from the research and development expenses in the comparable 2001 period. The decrease resulted primarily from decreased salary and related expenses due to the Company's staff reductions. The Company anticipates that research and development expenses will decrease during 2002, as compared to prior year periods. The Company intends to limit its development efforts for IoGen(TM) (the Company's proposed treatment for certain female breast conditions) to certain manufacturing scale-up activities until the Company is able to secure the resources necessary to continue the clinical development of IoGen.

         General and administrative expenses for the three-month period ended March 31, 2002 were $128,011, reflecting a decrease of $70,225, from the general and administrative expenses in the comparable 2001 period. The decrease in the general and administrative expenses for the three-month period ended March 31, 2002 was primarily due to decreased investor and public relations expenses. The Company anticipates that general and administrative expenses will remain at current levels for the remainder of 2002.

         The Company's interest income for the three-month period ended March 31, 2002 was $6,710, reflecting a decrease of $35,549, from the interest income in the comparable 2001 period. The decrease resulted from a decrease in available funds for investment and significant decreases in available investment rates.

Financial Condition, Liquidity and Capital Resources

         The Company has primarily funded its activities through proceeds from private and public placements of equity and revenues from research and development collaborations with corporate partners. The Company continues to incur operating losses and has incurred a cumulative loss through March 31, 2002 of $8,479,713. As of March 31, 2002, the Company had working capital of $1,684,721. The Company believes that it has the necessary liquidity and capital resources to sustain planned operations for the twelve months following March 31, 2002. The Company's planned operations for 2002 include manufacturing IodoZyme, conducting certain limited manufacturing scale-up activities relating to IoGen and securing additional resources to sustain the operations of the Company and to complete the clinical development of IoGen. The Company estimates that it will cost approximately $20 to 25 million to complete the clinical development of IoGen. Until the Company secures additional resources, it will not be able to conduct any further significant clinical development of IoGen, including necessary clinical trials or animal toxicity studies that are required to submit IoGen for FDA marketing approval, on which the Company's future is likely dependent. If the Company cannot secure additional resources before existing resources are exhausted, which is estimated to occur by the end of 2003, the Company will have to curtail, or perhaps cease, existing operations.

         The Company's ability to obtain new financing may, in part, be affected by the Company's ability to continue to meet the criteria for continued listing of its securities on the Nasdaq SmallCap Market. Nasdaq's current SmallCap continued listing criteria require, in part, that the Company maintain net tangible assets of at least $2,000,000 (as of November 1, 2002, that the Company maintain stockholders' equity of at least $2,500,000), a minimum bid price of $1.00 per share of common stock and two market makers for its securities. The Company anticipates that without additional financing or a significant increase in revenues during the second quarter it will not meet the net tangible assets test as of June 30, 2002. If the Company is unable to continue to meet the criteria for continued listing, its securities will be delisted from Nasdaq.

         During the remainder of 2002, the Company is committed to pay approximately $330,000 as compensation to its current executive officers and approximately $26,000 for lease payments on its facilities. The Company anticipates that the continued clinical development of IoGen that it is planning to undertake even without new financing will cost approximately $250,000 during the remainder of 2002. The Company plans to incur approximately $10,000 in capital expenditures during the remainder of fiscal 2002. At December 31, 2001, the Company had a net operating loss carryforward for federal income tax purposes of approximately $8,040,000 expiring through 2021.

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

                                   SYMBOLLON PHARMACEUTICALS, INC.

Date:  May 13, 2002                By: /s/ Paul C. Desjourdy
                                       ---------------------
                                       Paul C. Desjourdy, President/COO/CFO
                                       and authorized signatory