Form 10QSB
period 2002-06-30
SYMBOLLON CORP
filed 2002-08-13
CIK 912086

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

As of August 12, 2002, 4,196,204 shares of Class A Common Stock of the issuer were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___   No _X_

                         SYMBOLLON PHARMACEUTICALS, INC.
                          (a Development Stage Company)



                                      INDEX
                                      -----
                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheets - June 30, 2002
                   (unaudited) and December 31, 2001                        3

                  Unaudited Condensed Statements of Operations
                   and Deficit Accumulated During the Development Stage
                   - For the three and six months ended June 30, 2002 and 2001 and for the period from July 15, 1986
                   (inception) to June 30, 2002                             5

                  Unaudited Condensed Statements of Cash Flows - For the three months ended June 30, 2002 and 2001 and for the
                   period from July 15, 1986
                   (inception) to June 30, 2002                             6

                  Notes to the Unaudited Condensed Financial Statements     7

         Item 2.  Management's Discussion and Analysis
                   or Plan of Operation                                     8

PART II.  OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders       11

         Item 6.  Exhibits and Reports on Form 8-K                         11

SIGNATURE                                                                  11



                         Symbollon Pharmaceuticals, Inc.
                          (a Development Stage Company)


                            Condensed Balance Sheets





                                                                                         June 30,
                                                                                          2002            December 31,
                                                                                      (unaudited)             2001
------------------------------------------------------------------------------------------------------------------------------------

Assets

Current assets:
   Cash and cash equivalents                                                         $  1,525,122          $ 1,946,486
   Accounts receivable                                                                     81,358               46,880
   Inventory                                                                               57,531               54,932
   Prepaid expenses                                                                        26,638               59,548
------------------------------------------------------------------------------------------------------------------------------------

       Total current assets                                                             1,690,649            2,107,846

Equipment and leasehold improvements, net of
  accumulated depreciation and amortization                                                94,538               84,530

Other assets:
   Patent and trademark costs, net of accumulated
     amortization                                                                         341,086              332,709
   Deposit                                                                                  2,364                2,364
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     $  2,128,637          $ 2,527,449
------------------------------------------------------------------------------------------------------------------------------------





                         Symbollon Pharmaceuticals, Inc.
                          (a Development Stage Company)

                            Condensed Balance Sheets
                                   (Continued)




                                                                                         June 30,
                                                                                           2002           December 31,
                                                                                       (unaudited)            2001
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                                 $       9,757         $     27,269
   Accrued clinical development expenses                                                   86,250              168,307
   Other current liabilities                                                               31,882               26,569
------------------------------------------------------------------------------------------------------------------------------------

       Total current liabilities                                                          127,889              222,145
------------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
   Common stock, Class A, par value $.001 per share, 18,750,000 shares authorized, 4,196,204 and 4,186,204 shares issued and
     outstanding, respectively                                                              4,196                4,186
   Convertible common stock, Class B, par value $.001
     per share, 1,250,000 shares authorized and unissued                                        -                    -
   Preferred stock, par value $.001 per share, 5,000,000 shares
     authorized and unissued                                                                    -                    -
   Additional paid-in capital                                                          11,435,192           11,424,372
   Deficit accumulated during the development stage                                    (8,604,080)          (8,288,694)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                        2,835,308            3,139,864
   Common stock subscriptions receivable                                                 (834,560)            (834,560)
------------------------------------------------------------------------------------------------------------------------------------

       Total stockholders' equity                                                       2,000,748            2,305,304
------------------------------------------------------------------------------------------------------------------------------------

                                                                                    $   2,128,637         $  2,527,449
------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to condensed financial statements.



                         Symbollon Pharmaceuticals, Inc.
                          (a Development Stage Company)

 Condensed Statements of Operations and Deficit Accumulated During the Development Stage
                                   (unaudited)



                                                                                                                     For the
                                                                                                                   Period from
                                                      Three Months Ended                  Six Months Ended        July 15, 1986
                                                            June 30,                          June 30,            (Inception) to
                                                     --------------------               --------------------          June 30,
                                                     2002            2001               2002            2001            2002
------------------------------------------------------------------------------------------------------------------------------------

Revenue:
   Net product sales                           $    85,912      $   45,580       $    203,596    $    104,600    $    2,153,512
   Contract revenue                                      -               -                  -           5,000           988,713
   License fee revenue                                   -               -                  -               -         3,440,000
------------------------------------------------------------------------------------------------------------------------------------

     Total revenue                                  85,912          45,580            203,596         109,600         6,582,225
------------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
   Cost of goods sold                               72,437          27,209            156,170          75,551         1,427,262
   Research and development costs                   51,981         297,680            155,650         482,805         8,793,523
   General and administrative expenses              91,641         161,254            219,652         359,490         5,560,522
------------------------------------------------------------------------------------------------------------------------------------

     Total operating expenses                      216,059         486,143            531,472         917,846        15,781,307
------------------------------------------------------------------------------------------------------------------------------------

Loss from operations                              (130,147)       (440,563)          (327,876)       (808,246)       (9,199,082)

Interest income                                      5,780          31,670             12,490          73,929           951,262

Interest expense and debt issuance costs                 -               -                  -               -          (356,260)
------------------------------------------------------------------------------------------------------------------------------------

Net loss                                     $    (124,367)     $ (408,893)      $   (315,386)   $   (734,317)   $   (8,604,080)
------------------------------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per share of
  common stock                                $       (.03)     $     (.10)      $       (.08)    $      (.17)
------------------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares
  outstanding - basic and diluted                4,193,171       4,265,197          4,191,475       4,236,737
------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to condensed financial statements.




                         Symbollon Pharmaceuticals, Inc.
                          (a Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)




                                                                                                           For the
                                                                                                          Period from
                                                                             Six Months Ended            July 15, 1986
                                                                                 June 30,               (Inception) to
                                                                        ------------------------           June 30,
                                                                         2002               2001             2002
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net loss                                                       $  (315,386)       $  (734,317)          $(8,604,080)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                     22,871             21,580               585,062
     Amortization of debt issuance costs                                    -                  -               130,000
     Loss on disposition of equipment and patents                           -                  -                38,717
     License fees recognized for common stock forfeiture                    -                  -              (675,000)
     Changes in operating assets and liabilities:
       Accounts receivable                                            (34,477)            24,821               (81,357)
       Inventory                                                       (2,599)            15,848               (57,531)
       Prepaid expenses                                                32,910             29,912               (26,638)
       Accounts payable, accrued clinical development
        expenses and other current liabilities                        (94,256)            19,212               185,064
------------------------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                       (390,937)          (622,944)           (8,505,763)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchase of equipment and leasehold improvements                   (22,933)           (27,786)             (439,232)
   Patent and trademark cost additions                                (18,324)           (10,905)             (631,473)
   Proceeds from sale of equipment                                          -                  -                11,300
   Deposit                                                                  -                  -                (2,364)
------------------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                        (41,257)           (38,691)           (1,061,769)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Issuance of common stock                                                 -             10,750            11,815,692
   Redemption of common stock                                               -                  -              (175,000)
   Warrant and option exercises                                        10,830                  -               219,424
   Borrowings from stockholders                                             -                  -               253,623
   Repayment of borrowings from stockholders                                -                  -              (127,683)
   Sale of option to purchase units                                         -                  -                   100
   Public offering costs                                                    -                  -            (1,343,502)
   Issuance of preferred stock                                              -                  -               450,000
------------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                     10,830             10,750            11,092,654
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                 (421,364)          (650,885)            1,525,122

Cash and cash equivalents, beginning of period                      1,946,486          3,470,682                     -
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                          $ 1,525,122        $ 2,819,797           $ 1,525,122
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


12
                         SYMBOLLON PHARMACEUTICALS, INC.
                          (a Development Stage Company)


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

                                      In the opinion of management, the
                                      financial statements reflect all
                                      adjustments, all of which are of a normal recurring nature, to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.


 3.    Notes Receivable               In January 2001, the Company's Chief
       from Related Parties           Executive Officer and President  exercised
                                      options to purchase 211,281 and 251,614
                                      shares of common stock, respectively, pursuant to the Company's executive loan program. The aggregate principal amounts of the promissory notes at June 30, 2002 accepted by the Company from its Chief
                                      Executive Officer and President in
                                      consideration for the issuance of the
                                      common stock are $385,645 and $448,915,
                                      respectively. These recourse notes have an annual interest rate of 5.61% and are due on December 31, 2005.

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

Forward-Looking Statements

         In addition to the historical information contained herein, this Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements concerning plans, objectives, goals, strategies, prospects, revenues, liquidity and capital resources, financial needs and future performance, costs and expenditures. Such statements may be identified or qualified, without limitation, by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance, achievements and results may differ materially from those expressed, projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, dependence on collaborative partners, early stage of drug development, additional financing requirements and availability, difficulty with continuing to meet the Nasdaq SmallCap Market continued listing criteria, history (and expectation) of losses, uncertainty associated with preclinical and clinical testing, market acceptance, intense competition, lack of marketing experience, materials incompatibility, hazardous materials, and the other risks and uncertainties described or discussed in the section "Risk Factors" in the Annual Report on Form 10-KSB for the period ended December 31, 2001. The forward-looking statements contained herein represent the Company's judgment as of the date of this Quarterly Report on Form 10-QSB, and the Company cautions readers not to place undue reliance on such statements.

Results of Operations

         Symbollon's net loss for the three-month period ended June 30, 2002 was $124,367, reflecting a decrease of $284,526 from a net loss of $408,893 in the comparable 2001 period. Symbollon's net loss for the six-month period ended June 30, 2002 was $315,386, reflecting a decrease of $418,931 from a net loss of $734,317 in the comparable 2001 period. The decreased loss for such periods resulted primarily from decreased research and development expenses, decreased general and administrative expenses and increased revenues from product sales, partially offset by decreased interest income. The Company expects to continue to incur operating losses for the foreseeable future.

         Product revenues from sales of IodoZyme(R) (the Company's bovine teat sanitizer product) for the three and six-month periods ended June 30, 2002 were $85,912 and $203,596, respectively, compared to $45,580 and $104,600 in the comparable 2001 periods. Because the Company's exclusive marketing partner orders IodoZyme a limited number of times each year, the changes between periods reflect mostly timing differences in receipt of those orders from the marketing partner, and the increased sales for the three and six-month periods do not necessarily reflect correspondingly increased sales for the entire year.

         The gross profit margin on product sales for the three and six-month periods ended June 30, 2002 were 16% and 23%, respectively, compared to 40% and 28% in the comparable 2001 periods. The decrease in the gross profit margin on product sales for the three and six-month periods ended June 30, 2002 was primarily due to increased labor cost.

         Contract revenues for the three and six-month periods ended June 30, 2002 were none, compared to none and $5,000 in the same 2001 periods. The Company presently does not have any contractual relationships which will generate contract or license fee revenues in 2002.

         Research and development expenses for the three and six-month periods ended June 30, 2002 were $51,981 and $155,650, respectively, reflecting a decrease of $245,699 and $327,155, from the research and development expenses in the comparable 2001 periods. The decreases resulted primarily from decreased costs related to the Company's ongoing development of IoGen and salary and related expenses due to the Company's staff reductions. The Company anticipates that research and development expenses will decrease during 2002, as compared to prior year periods. The Company intends to limit its development efforts for IoGen(TM) (the Company's proposed treatment for certain female breast conditions) to certain manufacturing scale-up activities until the Company is able to secure the resources necessary to continue the clinical development of IoGen.

         General and administrative expenses for the three and six-month periods ended June 30, 2002 were $91,641 and $219,652, respectively, reflecting a decrease of $69,613 and $139,838, from the general and administrative expenses in the comparable 2001 periods. The decreases in the general and administrative expenses for the three and six-month periods ended June 30, 2002 were primarily due to decreased investor and public relations expenses. The Company anticipates that general and administrative expenses will remain at current levels for the remainder of 2002.

         The Company's interest income for the three and six-month periods ended June 30, 2002 were $5,780 and $12,490, respectively, reflecting a decrease of $25,890 and $61,439, from the interest income in the comparable 2001 periods. The decreases resulted from a decrease in available funds for investment and significant decreases in available investment rates.

Financial Condition, Liquidity and Capital Resources

         The Company has primarily funded its activities through proceeds from private and public placements of equity and revenues from research and development collaborations with corporate partners. The Company continues to incur operating losses and has incurred a cumulative loss through June 30, 2002 of $8,604,080. As of June 30, 2002, the Company had working capital of $1,562,760. The Company believes that it has the necessary liquidity and capital resources to sustain planned operations for the twelve months following June 30, 2002. The Company's planned operations for 2002 include manufacturing IodoZyme, conducting certain limited manufacturing scale-up activities relating to IoGen and securing additional resources to sustain the operations of the Company and to complete the clinical development of IoGen. The Company estimates that it will cost approximately $20 to 25 million to complete the clinical development of IoGen. Until the Company secures additional resources, it will not be able to conduct any further significant clinical development of IoGen, including necessary clinical trials or animal toxicity studies that are required to submit IoGen for FDA marketing approval, on which the Company's future is likely dependent. If the Company cannot secure additional resources before existing resources are exhausted, which is estimated to occur by the end of 2003, the Company will have to curtail, or perhaps cease, existing operations.

         The Company's ability to obtain new financing may, in part, be affected by the Company's ability to continue to meet the criteria for continued listing of its securities on the Nasdaq SmallCap Market. Nasdaq's current SmallCap continued listing criteria require, in part, that the Company maintain net tangible assets of at least $2,000,000 (as of November 1, 2002, that the Company maintain stockholders' equity of at least $2,500,000), a minimum bid price of $1.00 per share of common stock and two market makers for its securities. The Company anticipates that without additional financing or a significant increase in revenues during the third quarter it will not meet the net tangible assets test as of September 30, 2002. Additionally, the bid price of the Company's common stock is presently below $1.00 per share. If the Company is unable to continue to meet the criteria for continued listing, its securities will be delisted from Nasdaq.

         During the remainder of 2002, the Company is committed to pay approximately $220,000 as compensation to its current executive officers and approximately $17,000 for lease payments on its facilities. The Company anticipates that the continued clinical development of IoGen that it is planning to undertake even without new financing will cost approximately $250,000 during the remainder of 2002. At December 31, 2001, the Company had a net operating loss carryforward for federal income tax purposes of approximately $8,040,000 expiring through 2021.

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         The following items were submitted to a vote of the stockholders at the Company's Annual Meeting on May 22, 2002:

         1.       Election of Directors.  The following director was elected:

                                                           Votes
                                            -----------------------------------
                                              For        Against       Withheld
                                              ---        -------       --------

                  Jack H. Kessler           3,149,089     11,700           -0-

                  The board terms of Paul C. Desjourdy and Eugene Lieberstein continue until the Company's 2003 Annual Meeting of Stockholders. The board terms of James C. Richards and Richard F. Maradie continue until the Company's 2004 Annual Meeting of Stockholders.

         2. Ratification of BDO Seidman, LLP as the independent auditors of the Company:

                                                           Votes
                                            -----------------------------------
                                                For      Against      Withheld
                                                ---      -------      --------

                                            3,141,589      3,200        16,000

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

                                    SYMBOLLON PHARMACEUTICALS, INC.

Date:  August 13, 2002              By: /s/ Paul C. Desjourdy
                                        -----------------------------------
                                        Paul C. Desjourdy, President/COO/CFO
                                        and authorized signatory