Form 10QSB
period 2002-09-30
SYMBOLLON CORP
filed 2002-11-14
CIK 912086

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

As of November 13, 2002, 4,196,204 shares of Class A Common Stock of the issuer were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___   No X

                         SYMBOLLON PHARMACEUTICALS, INC.
                          (a Development Stage Company)



                                      INDEX

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Condensed Balance Sheets - September 30, 2002
                (unaudited) and December 31, 2001                              3

          Unaudited Condensed Statements of Operations
                 and Deficit Accumulated During the Development Stage
                 - For the three and nine months ended September 30, 2002 and 2001 and for the period from July 15, 1986
                 (inception) to September 30, 2002                             5

          Unaudited Condensed Statements of Cash Flows
                 - For the three months ended September 30, 2002 and
                 2001 and for the period from July 15, 1986
                 (inception) to September 30, 2002                             6

          Notes to the Unaudited Condensed Financial Statements                7

     Item 2.  Management's Discussion and Analysis
              or Plan of Operation                                             8

     Item 3.  Controls and Procedures                                         10

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                11

SIGNATURE                                                                     11

CERTIFICATIONS                                                                12


                         Symbollon Pharmaceuticals, Inc.
                          (a Development Stage Company)


                            Condensed Balance Sheets



                                                                                      September 30,
                                                                                          2002            December 31,
                                                                                       (unaudited)            2001
------------------------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
   Cash and cash equivalents                                                         $  1,432,477          $ 1,946,486
   Accounts receivable                                                                     78,451               46,880
   Inventory                                                                               34,697               54,932
   Prepaid expenses                                                                        10,184               59,548
------------------------------------------------------------------------------------------------------------------------------------

       Total current assets                                                             1,555,809            2,107,846

Equipment and leasehold improvements, net of
  accumulated depreciation and amortization                                                88,075               84,530

Other assets:
   Patent and trademark costs, net of accumulated
     amortization                                                                         341,975              332,709
   Deposit                                                                                  2,364                2,364
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     $  1,988,223          $ 2,527,449
------------------------------------------------------------------------------------------------------------------------------------



                         Symbollon Pharmaceuticals, Inc.
                          (a Development Stage Company)

                            Condensed Balance Sheets
                                   (Continued)




                                                                                       September 30,
                                                                                           2002           December 31,
                                                                                        (unaudited)           2001
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                                 $      19,141         $     27,269
   Accrued clinical development expenses                                                   86,250              168,307
   Other current liabilities                                                               12,844               26,569
------------------------------------------------------------------------------------------------------------------------------------

       Total current liabilities                                                          118,235              222,145
------------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
   Common stock, Class A, par value $.001 per share, 18,750,000 shares authorized, 4,196,204 and 4,186,204 shares issued and
     outstanding, respectively                                                              4,196                4,186
   Convertible common stock, Class B, par value $.001
     per share, 1,250,000 shares authorized and unissued                                        -                    -
   Preferred stock, par value $.001 per share, 5,000,000 shares
     authorized and unissued                                                                    -                    -
   Additional paid-in capital                                                          11,435,192           11,424,372
   Deficit accumulated during the development stage                                    (8,734,840)          (8,288,694)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                        2,704,548            3,139,864
   Common stock subscriptions receivable                                                 (834,560)            (834,560)
------------------------------------------------------------------------------------------------------------------------------------

       Total stockholders' equity                                                       1,869,988            2,305,304
------------------------------------------------------------------------------------------------------------------------------------

                                                                                    $   1,988,223         $  2,527,449
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



                         Symbollon Pharmaceuticals, Inc.
                          (a Development Stage Company)

 Condensed Statements of Operations and Deficit Accumulated During the Development Stage
                                   (unaudited)



                                                                                                                         For the
                                                                                                                       Period from
                                                    Three Months Ended                   Nine Months Ended            July 15, 1986
                                                       September 30,                       September 30,             (Inception) to
                                                  ---------------------              ------------------------         September 30,
                                                  2002             2001              2002                2001             2002
------------------------------------------------------------------------------------------------------------------------------------

Revenue:
   Net product sales                        $    76,434       $   51,465      $    280,030         $    156,065      $    2,229,946
   Contract revenue                                   -                -                 -                5,000             988,713
   License fee revenue                                -                -                 -                    -           3,440,000
------------------------------------------------------------------------------------------------------------------------------------

     Total revenue                               76,434           51,465           280,030              161,065           6,658,659
------------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
   Cost of goods sold                            74,391           46,421           230,561              121,972           1,501,653
Research and development costs                   73,135          295,033           228,785              777,838           8,866,658
   General and administrative expenses           65,054          115,933           284,706              475,423           5,625,576
------------------------------------------------------------------------------------------------------------------------------------

     Total operating expenses                   212,580          457,387           744,052            1,375,233          15,993,887
------------------------------------------------------------------------------------------------------------------------------------

Loss from operations                           (136,146)        (405,922)         (464,022)          (1,214,168)         (9,335,228)

Interest income                                   5,386           21,573            17,876               95,502             956,648

Interest expense and debt issuance costs              -                -                 -                    -            (356,260)
------------------------------------------------------------------------------------------------------------------------------------

Net loss                                  $    (130,760)      $ (384,349)     $   (446,146)        $ (1,118,666)     $   (8,734,840)
------------------------------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per share of
  common stock                               $     (.03)      $     (.09)      $      (.11)         $      (.26)
------------------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares
  outstanding - basic and diluted             4,196,204        4,207,653         4,193,068            4,226,937
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed financial statements.

                                       5



                         Symbollon Pharmaceuticals, Inc.
                          (a Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)





                                                                                                            For the
                                                                                                          Period from
                                                                             Nine Months Ended           July 15, 1986
                                                                               September 30,            (Inception) to
                                                                        ------------------------         September 30,
                                                                         2002               2001             2002
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net loss                                                       $  (446,146)       $(1,118,666)          $(8,734,840)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                     34,307             32,869               596,498
     Amortization of debt issuance costs                                    -                  -               130,000
     Loss on disposition of equipment and patents                           -                  -                38,717
     License fees recognized for common stock forfeiture                    -                  -              (675,000)
     Changes in operating assets and liabilities:
       Accounts receivable                                            (31,571)            22,177               (78,451)
       Inventory                                                       20,235              8,402               (34,697)
       Prepaid expenses                                                49,365             44,869               (10,183)
       Accounts payable, accrued clinical development
        expenses and other current liabilities                       (103,911)           124,604               175,409
------------------------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                       (477,721)          (885,745)           (8,592,547)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchase of equipment and leasehold improvements                   (22,933)           (27,786)             (439,232)
   Patent and trademark cost additions                                (24,185)           (41,592)             (637,334)
   Proceeds from sale of equipment                                          -                  -                11,300
   Deposit                                                                  -                  -                (2,364)
------------------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                        (47,118)           (69,378)           (1,067,630)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Issuance of common stock                                                 -             10,750            11,815,692
   Redemption of common stock                                               -           (175,000)             (175,000)
   Warrant and option exercises                                        10,830                  -               219,424
   Borrowings from stockholders                                             -                  -               253,623
   Repayment of borrowings from stockholders                                -                  -              (127,683)
   Sale of option to purchase units                                         -                  -                   100
   Public offering costs                                                    -                  -            (1,343,502)
   Issuance of preferred stock                                              -                  -               450,000
------------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                     10,830           (164,250)           11,092,654
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                 (514,009)        (1,119,373)            1,432,477

Cash and cash equivalents, beginning of period                      1,946,486          3,470,682                     -
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                          $ 1,432,477        $ 2,351,309           $ 1,432,477
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

                                      In the opinion of management, the
                                      financial statements reflect all
                                      adjustments, all of which are of a normal recurring nature, to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.


 3.    Notes Receivable               In January 2001, the Company's Chief
       from Related Parties           Executive Officer and President exercised
                                      options to purchase 211,281 and 251,614
                                      shares of common stock, respectively,
                                      pursuant to the Company's executive loan program. The aggregate principal amounts of the promissory notes at September 30, 2002 accepted by the Company from its Chief Executive Officer and President in consideration for the issuance of the common stock are $385,645 and $448,915, respectively. These recourse notes have an annual interest rate of 5.61% and are due on December 31, 2005.

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

Results of Operations

         Symbollon's net loss for the three-month period ended September 30, 2002 was $130,760, reflecting a decrease of $253,589 from a net loss of $384,349 in the comparable 2001 period. Symbollon's net loss for the nine-month period ended September 30, 2002 was $446,146, reflecting a decrease of $672,520 from a net loss of $1,118,666 in the comparable 2001 period. The decreased loss for such periods resulted primarily from decreased research and development expenses and decreased general and administrative expenses, partially offset by decreased interest income. The Company expects to continue to incur operating losses for the foreseeable future.

         Product revenues from sales of IodoZyme(R) (the Company's bovine teat sanitizer product) for the three and nine-month periods ended September 30, 2002 were $76,434 and $280,030, respectively, compared to $51,465 and $156,065 in the comparable 2001 periods. Because the Company's exclusive marketing partner orders IodoZyme a limited number of times each year, the changes between periods reflect mostly timing differences in receipt of those orders from the marketing partner, and the increased sales for the three and nine-month periods do not necessarily reflect correspondingly increased sales for the entire year.

         Cost of goods sold for IodoZyme for the three and nine-month periods ended September 30, 2002 were $74,391 and $230,561, respectively, compared to $46,421 and $121,972 in the comparable 2001 periods. The gross profit margin on product sales for the three and nine-month periods ended September 30, 2002 were 3% and 18%, respectively, compared to 10% and 22% in the comparable 2001 periods. The decrease in the gross profit margin on product sales for the three and nine-month periods ended September 30, 2002 was primarily due to increased labor cost.

         Contract revenues for the three and nine-month periods ended September 30, 2002 were none, compared to none and $5,000 in the same 2001 periods. The Company presently does not have any contractual relationships which will generate contract or license fee revenues in 2002.

         Research and development expenses for the three and nine-month periods ended September 30, 2002 were $73,135 and $228,785, respectively, reflecting a decrease of $221,898 and $549,053, from the research and development expenses in the comparable 2001 periods. The decreases resulted primarily from decreased costs related to the Company's ongoing development of IoGen and salary and related expenses due to the Company's staff reductions. The Company anticipates that research and development expenses will decrease during 2002, as compared to prior year periods. The Company intends to limit its development efforts for IoGen(TM) (the Company's proposed treatment for certain female breast conditions) to certain manufacturing scale-up activities until the Company is able to secure the resources necessary to continue the clinical development of IoGen.

         General and administrative expenses for the three and nine-month periods ended September 30, 2002 were $65,054 and $284,706, respectively, reflecting a decrease of $50,879 and $190,717, from the general and administrative expenses in the comparable 2001 periods. The decreases in the general and administrative expenses for the three and nine-month periods ended September 30, 2002 were primarily due to decreased investor and public relations expenses. The Company anticipates that general and administrative expenses will remain at current levels for the remainder of 2002.

         The Company's interest income for the three and nine-month periods ended September 30, 2002 were $5,386 and $17,876, respectively, reflecting a decrease of $16,187 and $77,626, from the interest income in the comparable 2001 periods. The decreases resulted from a decrease in available funds for investment and significant decreases in available investment rates.

Financial Condition, Liquidity and Capital Resources

         The Company has primarily funded its activities through proceeds from private and public placements of equity and revenues from research and development collaborations with corporate partners. The Company continues to incur operating losses and has incurred a cumulative loss through September 30, 2002 of $8,734,840. As of September 30, 2002, the Company had working capital of $1,437,574. The Company believes that it has the necessary liquidity and capital resources to sustain planned operations for the twelve months following September 30, 2002. The Company's planned operations for 2002 include manufacturing IodoZyme, conducting certain limited manufacturing scale-up activities relating to IoGen and securing additional resources to sustain the operations of the Company and to complete the clinical development of IoGen. The Company estimates that it will cost approximately $20 to 25 million to complete the clinical development of IoGen. Until the Company secures additional resources, it will not be able to conduct any further significant clinical development of IoGen, including necessary clinical trials or animal toxicity studies that are required to submit IoGen for FDA marketing approval, on which the Company's future is likely dependent. If the Company cannot secure additional resources before existing resources are exhausted, which is estimated to occur during 2004, the Company will have to curtail, or perhaps cease, existing operations.

         The Company's ability to obtain new financing may, in part, be affected by the Company's ability to continue to meet the criteria for continued listing of its securities on the Nasdaq SmallCap Market. Nasdaq's current SmallCap continued listing criteria require, in part, that the Company maintain stockholders' equity of at least $2,500,000, a minimum bid price of $1.00 per share of common stock and two market makers for its securities. As of September 30, 2002, the Company's stockholders' equity is $1,869,988. Additionally, the bid price of the Company's common stock is presently below $1.00 per share. If the Company continues to be unable to meet the criteria for continued listing, its securities will be delisted from Nasdaq.

         During the remainder of 2002, the Company is committed to pay approximately $110,000 as compensation to its current executive officers and approximately $8,800 for lease payments on its facilities. The Company anticipates that the continued clinical development of IoGen that it is planning to undertake even without new financing will cost approximately $100,000 during the remainder of 2002. At December 31, 2001, the Company had a net operating loss carryforward for federal income tax purposes of approximately $8,040,000 expiring through 2021.

Item 3.  Controls and Procedures

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") Rule 13a-14. Based upon that evaluation, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's Securities and Exchange Commission filings. There were no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.


Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None.

         (b) Reports on Form 8-K

                  The Company filed a report on Form 8-K on August 13, 2002. The report contained an Item 9 disclosure concerning the Section 906 certificates filed by the Company's executive officers.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                            SYMBOLLON PHARMACEUTICALS, INC.

Date:  November 14, 2002            By: /s/ Paul C. Desjourdy
                                        --------------------------------------
                                        Paul C. Desjourdy, President/COO/CFO
                                        and authorized signatory

                                 CERTIFICATIONS

I, Jack H. Kessler, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Symbollon Pharmaceuticals, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves
                     management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002            By: /s/ Jack H. Kessler
                                        ----------------------------------------
                                        Jack H. Kessler, Chief Executive Officer

                                 CERTIFICATIONS

I, Paul C. Desjourdy, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Symbollon Pharmaceuticals, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves
                     management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002          By: /s/ Paul C. Desjourdy
                                      ------------------------------------------
                                      Paul C. Desjourdy, Chief Financial Officer