Form 10KSB
period 2002-12-31
SYMBOLLON CORP
filed 2003-03-28
CIK 912086

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10-KSB

(Mark One)

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2002
                                       OR

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year (year ended December 31, 2002) were $379,254.

As of March 24, 2003, the aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer was approximately $724,917 based upon the closing price of such stock on that date.

As of March 24, 2003, 4,196,204 shares of Class A Common Stock of the issuer were outstanding. See "Market for Common Equity and Related Stockholder Matters."

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 21, 2003 are incorporated by reference into Part III hereof. With the exception of the portions of such Proxy Statement expressly incorporated into this Annual Report on Form 10-KSB by reference, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-KSB.

    Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

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

         Concerning women's healthcare, Symbollon believes that a relationship exists between iodine deficiency and the increased incidence of certain female health problems. These include some types of premenopausal breast cancer, fibrocystic breast disease and endometriosis. The Company believes that the underlying causation of these problems relates to the monthly ovarian cycle and the proper functioning of the gonadotropic hormones.

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

         Total product sales for 2002 and 2001 from IodoZyme were $379,254 and $232,914, respectively. All product sales for 2002 and 2001 from IodoZyme were from the United States. The Company's invoice terms are net 30 days. The Company had no orders for future delivery of IodoZyme at December 31, 2002.

Product Development

         Since 2000, the Company has concentrated its product development work on the proposed product application for a treatment for fibrocystic breast disease.

         The Company spent approximately $315,000 and $979,000 on research and development during the years ended December 31, 2002 and 2001, respectively. Since inception, the Company has spent approximately $8,953,000 on research and development. Under certain collaborative relationships, the Company has received payments which are reflected in the Company's financial statements as contract and license fee revenues.

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

         Material developments in the Company's ongoing programs during fiscal 2002 are described below.

         Women's Healthcare

         The Company has developed an oral dosage form of its technology which generates molecular iodine in situ in the stomach of the patient. The Company refers to this tablet as IoGen(TM). Based on the available scientific literature, the Company believes that IoGen may be effective in the prevention and treatment of certain female health problems, including some types of premenopausal breast cancer, fibrocystic breast disease ("FBD") and endometriosis.

         We have chosen to pursue a treatment for moderate to severe cyclic pain and tenderness ("mastalgia") associated with FBD based on the published results covering previous independent third party testing conducted for this indication. Collectively, more than 1,500 women afflicted with FBD have been orally administered various forms of iodine with reported clinical improvement in their symptoms occurring in 60% or greater of those women. FBD is a benign breast condition characterized by lumpiness, breast pain and tenderness. FBD affects approximately thirty-five percent of the women of childbearing age, which represents in the United States about 24 million women. It has been estimated that moderate to severe mastalgia occurs in approximately 11% of these women, or about 2.6 million women.

         In 1995, Symbollon discovered a proprietary method for generating molecular iodine in situ in a person's stomach. IoGen is the first formulation developed utilizing this novel technique. In 1998, we initiated human clinical trials evaluating its effectiveness for the treatment of FBD. During 2000, Symbollon completed Phase I and Phase II trials.

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

         The multi-center Phase II clinical trial treated 111 patients with moderate to severe FBD in a placebo-controlled, double-blinded, randomized study. Three drug concentrations, 1.5 mg, 3.0 mg and 6.0 mg, were dosed daily for six months, followed by a two-month observation period.

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

         During 2002, the United States Food and Drug Administration ("FDA") provided comments regarding the structure of the proposed IoGen Phase III pivotal trials. Based on FDA's advice, the Company modified the criterion for measuring the primary endpoint of the IoGen pivotal trials to provide for daily patient assessment of their breast pain and tenderness. The secondary endpoint is a clinically significant reduction of the patients' nodularity as measured by the physicians' assessment. The Company anticipates having to dose approximately 1,500 patients with IoGen prior to filing for marketing approval with the FDA. The Company does not plan to initiate further clinical trials for IoGen until the resources necessary to conduct the trials are secured.

         During 2002 the Company attempted to secure the resources necessary to complete the clinical development of IoGen. Our primary focus has been to identify a corporate partner that would provide the funding required. As a result of our efforts, various medical professionals have provided insight into the likely treatment group that would be most appropriate for IoGen. We have been treating patients with IoGen who have moderate to severe mastalgia. Based on the benign nature of the condition and the pregnancy category X labeling indicated for IoGen by FDA, medical professionals have indicated that IoGen is appropriate for only severely impacted patients.

         The pregnancy category X designation means that the risk to the neonate involved in the use of the drug by pregnant women clearly outweighs any possible benefits. The pregnancy category X labeling indicated for IoGen by FDA is based on the historical medical literature. The medical literature indicates that increased maternal iodine consumption during pregnancy can cause certain serious adverse effects to the neonate. While these adverse effects occurred from pure iodine intake 30 times the 6.0 mg level of iodine contained in an IoGen tablet, the FDA has indicated that IoGen's proposed label would state that it is not appropriate for women who are or may become pregnant. However, in the medical literature adverse effects were observed in doses only twice IoGen's level of iodine when taken in combination with certain other drugs. The Company has not conducted any studies to ascertain whether the level of iodine contained in IoGen would pose a risk to the neonate.

         In March 2003, the Company filed with the FDA an Application for Orphan Drug Designation for the treatment of severe cyclic mastalgia associated with FBD. The scientific literature estimates that approximately 5% of the moderate to severe mastalgia patients can be categorized as severe, or about 130,000 patients. If IoGen is designated an orphan drug, the Company would be entitled to various incentives including the possible waiver of certain regulatory filing fees, orphan drug tax credits equal to 50% of the research costs, access to potential grant funding for non-clinical and clinical research undertaken to generate required data for marketing approval, and if the orphan drug is approved by the FDA, seven years of marketing exclusivity. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition." The Orphan Drug Act generally defines a "rare disease or condition" as one that affects populations of fewer than 200,000 people in the United States. While the orphan drug designation provides a sponsoring company certain incentives, it does not constitute FDA approval, nor does it provide any advantages in, or shorten the duration of, the regulatory approval process. There can be no assurance that the FDA will grant the orphan drug designation.

         In 2001, the Company conducted a dose-ranging study in rodents for the purpose of determining the appropriate dose at which to conduct a two-year toxicity study in rodents. In 2002, the FDA provided its recommendation for the appropriate dose to carryforward into the two-year study. However, the Company will need additional resources to continue the development of IoGen, and until such resources are obtained, Symbollon will not initiate the two-year rodent study or further clinical development of IoGen. Symbollon is seeking a corporate relationship with a pharmaceutical company to commercialize IoGen and help finance the remaining clinical development of IoGen. Clinical investigation of IoGen for other female health indications will be investigated only as resources allow.


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

Marketing and Distribution

         In accordance with the marketing and supply agreement signed with West Agro, West Agro is marketing and distributing IodoZyme, and has agreed to market and distribute other potential cleaners, sanitizers and disinfectants covered by the agreement to dairy farms and dairy processing plants as Symbollon's exclusive distributor. The principal market for IodoZyme is dairy farms.

         If the Company is able to develop any other products, the Company intends to market and distribute its potential products through others having pre-established marketing and distribution networks pursuant to contractual arrangements such as joint venture, licensing, distribution or similar collaborative agreements. The principal markets for the potential pharmaceutical and healthcare products include hospitals, medical offices, dental offices, dialysis centers, outpatient clinics and nursing homes.

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

Patents and Proprietary Rights

         The Company considers patent protection of its iodine technology to be critical to its business prospects. The Company currently holds eighteen patents in the United States relating to its technology. In addition, the Company holds patents and has filed a number of patent applications relating to its technology in foreign countries.

                        Listing of United States Patents

Patent Number         Title                                         Issue Date

4,476,108     "Bactericidal Method"                              October 9, 1984

4,937,072     "In Situ Sporicidal Disinfectant"                    June 26, 1990

4,996,146     "Rapid Sterilization Enzymatic Process
                 with Persistence"                             February 26, 1991

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

5,370,815     "Viscous Epidermal Cleaner and Disinfectant"      December 6, 1994

5,419,902     "Method for Inactivating Pathogens"                   May 30, 1995

5,629,024     "Method of Forming an Iodine Based Germicide
                 Composition"                                       May 13, 1997

5,639,481     "Method for the Therapeutic Treatment of a
                 Mammalian Eye"                                    June 17, 1997

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

5,849,291     "Ophthalmic Non-Irritating Iodine Medicament"    December 15, 1998

5,885,592     "Method & Pharmaceutical  Compositions for Oral     March 23, 1999
                 Administration of Molecular Iodine"

5,962,029     "Iodine Germicides that Continuously Generate     November 5, 1999
                 Free Molecular Iodine"

Re 36,605     "Reissue of 08/963,900 Method to Clean and           March 7, 2000
                 Disinfect Pathogens"

6,248,335     "Stabilized Oral Pharmaceutical Composition          June 19, 2001
                 Containing Iodide and Iodate"

6,261,577     "Non-Staining Topical Iodine Composition"            July 17, 2001

6,432,426     "Non-Staining Topical Iodine Composition           August 13, 2002
                 and Method"

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

Employees

         As of December 31, 2002, the Company had two employees, both of whom are full-time. The Company has relationships with and from time to time engages the services of university professors and other qualified consultants to assist it in technological research and development. No employee of the Company is currently represented by a labor union. Management considers its employee relations to be good. The Company believes that the future success of the Company is dependent to a significant degree on its being able to continue to attract and retain skilled personnel.

Executive Officers

         The Company's executive officers are:

          Name                      Age           Position with the Company
          ----                      ---           -------------------------

  Jack H. Kessler, Ph.D.             52      Chief Executive Officer, Chief
                                             Scientific Officer, Secretary and
                                             Chairman of the Board of Directors

  Paul C. Desjourdy                  41      President, Chief Operating Officer,
                                             Chief Financial Officer, General
                                             Counsel, Treasurer and Director

         Certain biographical information regarding each executive officer of the Company is set forth below:

         Jack H. Kessler, Ph.D., is the founder of the Company and has served as Chief Executive Officer since December 1999, as Chief Scientific Officer, Secretary, and a director since the Company's move to Massachusetts in May 1991, and as Chairman of the Board of Directors since May 1996. Dr. Kessler held the title of Executive Vice-President of the Company from May 1991 to December 1999, and from the Company's formation in Illinois in 1986 until 1991 Dr. Kessler was the Company's sole stockholder and served as its sole officer and director. From January 1990 until May 1991, he served as principal systems engineer for Kollsman Manufacturing Company, a diagnostic instrument design and manufacturing company.

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


We expect to incur additional losses in the future that will require us to raise funding

         We have incurred a cumulative operating loss of $8,890,547 through December 31, 2002. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop IodoZyme, IoGen and other potential product formulations, and from the associated administrative and patent costs. We expect to incur additional operating losses over the next several years and expect cumulative losses to increase. In the next few years, our revenues may be limited to sales of IodoZyme and any amounts received under research or development collaborations that we may establish.

         Based on the current status of our development efforts, we will not receive revenues or royalties from commercial sales of our drugs under development for a significant number of years, if at all. For at least the next few years, we expect our revenues to be less than our expenses. We will therefore need to raise additional funding or enter into a relationship with a corporate partner to sustain our operations. If we fail to achieve profitable operations, raise additional funding to cover losses, or enter into a corporate partner relationship, we will not be able to sustain operations.

As our corporate licensing relationships are terminated, our revenues significantly decrease

         We generate our revenues from corporate licensing arrangements. In 1999, Oclassen Pharmaceuticals Inc., our development partner, terminated its relationship covering the use of our technology in dermatology. In 2000, Bausch & Lomb Pharmaceuticals, Inc. ("B&L"), our development partner, terminated its relationship covering the use of our technology in ophthalmology. Our only remaining relationship is with West Agro, Inc. They can terminate their collaboration with us at any time. If that happens, and we are not able to enter into new relationships, our revenues for 2003 and beyond will significantly decrease.

We have limited data that IoGen will effectively treat fibrocystic breast disease

         We did not conduct any animal or human studies to evaluate the potential effectiveness of IoGen before launching the Phase II trial. The Phase II clinical trial that we completed in 2000 generated the first data regarding the effectiveness of IoGen. The primary purpose of the Phase II trial was to evaluate the safety of IoGen. We believe that the Phase II data concerning the drug's effectiveness indicate that IoGen can successfully treat mastalgia associated with FBD, but we need to establish IoGen's effectiveness in two well-controlled clinical trials. We estimate that our investment in the IoGen development program has exceeded $3 million. We expensed these development costs as incurred. We do not have the necessary resources to fund further clinical trials for IoGen. If we are not able to secure the necessary resources or enter into a relationship with a corporate partner, our financial situation may force us to discontinue the IoGen development program.

We lack the resources to conduct the necessary clinical trials required prior to commercial sales of our potential drugs

         Any drug candidates we develop will require significant additional research and development efforts, including extensive preclinical (animal and in vitro data) and clinical testing and regulatory approval, prior to commercial sale. Our only active drug development effort is IoGen. We must pay for all future clinical trials concerning IoGen. Our ability to conduct the necessary clinical trials depends on our generating the resources required to pay for this from future revenues, financings or licensing relationships. We may not be able to generate the necessary financial resources or enter into the necessary relationships.

We cannot rely on the limited protection of the Orphan Drug Act

         Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition." The Orphan Drug Act generally defines a "rare disease or condition" as one that affects populations of fewer than 200,000 people in the United States. If IoGen is designated an orphan drug, we will receive certain development and marketing incentives.

         In order to obtain the development incentives under the Orphan Drug Act, IoGen must obtain an "orphan drug designation" from the FDA. After the FDA grants orphan drug designation, it publishes the generic identity of the therapeutic agent and the potential orphan use specified in the request. Orphan drug designation does not constitute FDA approval, nor does it provide any advantage in, or shorten the duration of, the regulatory approval process.

         In order for IoGen to obtain the marketing incentives under the Orphan Drug Act, it must have the FDA recognize its "orphan drug status." This step involves submission of a New Drug Application ("NDA") to the FDA containing all clinical study results and safety and manufacturing information, and requesting approval to market a drug for the designated indication. The FDA will grant orphan drug status to the first company to receive approval of an NDA for the designated indication. Orphan drug status gives a company the exclusive right to market the approved product in the United States for a period of seven years, subject to certain limitations. Obtaining orphan drug status for a particular product may not, however, prevent another company from developing or marketing the same drug having a different formulation or composition for the same or different indication. In addition, orphan drug status does not provide any marketing exclusivity in foreign markets. While obtaining FDA approval to market a product with orphan drug status can be advantageous, we cannot assure you that the scope of protection or the level of marketing exclusivity will remain in effect in the future or will have meaningful or material value to us. Although certain foreign countries provide exclusivity, development and marketing benefits for orphan drugs, we cannot assure you that such benefits can be obtained or, if obtained, will be of material value to us.

            Our request for an orphan drug designation for IoGen is currently under review by the FDA. We can not predict the likelihood of the FDA granting such designation to IoGen. We are aware of one company, Mimetix, which was conducting human clinical trials in the United States and Canada utilizing an iodine-based compound for the treatment of FBD. If the FDA approves Mimetix's or another company's NDA for iodine (the generic identity of the therapeutic agent for IoGen) for the same indication as IoGen prior to approving IoGen, that company will be entitled to exclusive marketing rights for iodine, and the FDA would not approve our application to market IoGen for seven years, if at all.

         Even if the FDA approves an NDA for a drug with an orphan drug designation, the FDA may still approve the same drug for a different indication, or a molecular variation of the same drug for the same indication. In addition, the FDA does not restrict doctors from prescribing an approved drug for uses not approved by the FDA. Thus, a doctor could prescribe another company's drug for indications for which IoGen might receive FDA approval and orphan drug status. Significant "off label" use, that is, prescribing approved drugs for unapproved uses, could adversely affect the marketing potential of IoGen if it receives orphan drug status and NDA approval by the FDA.

         The possible amendment of the Orphan Drug Act by Congress has been the subject of congressional discussion from time to time over the last ten years. Although Congress has made no significant changes to the Orphan Drug Act for a number of years, members of Congress have from time to time proposed legislation that would limit the application of the Orphan Drug Act. We cannot assure you that the Orphan Drug Act will remain in effect or that it will remain in effect in its current form. The precise scope of protection that orphan drug designation and marketing approval may afford in the future is unknown. We cannot assure you that the current level of exclusivity will remain in effect.

We may lose control over development and commercialization of drugs after we license them

         A key element of our strategy has been to fund most of our product development programs through collaborative agreements with larger pharmaceutical companies. As part of these licensing relationships we may have to grant to the other party control over the development and commercialization process. For example, a potential corporate partner may be responsible for:

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

If we cannot raise additional funds or find a corporate partner for IoGen, then we will have to limit or cease our future activities

         We have adequate cash resources to continue our base operations through 2003. However, we do not have significant resources to initiate the IoGen Phase III clinical trials or any other remaining development activities required to commercialize IoGen. We will require substantial additional funds if we are to continue the clinical development of IoGen or pursue the development of additional products. We currently estimate that approximately $20 million will be required over the next three years to complete the clinical development of IoGen.

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

         Our common stock was delisted from the Nasdaq SmallCap market in December 2002. Our common stock is currently traded on the OTC Bulletin Board, is thinly traded, and is subject to the "penny stock rules." There is very little market support for our common stock. So long as these conditions exist, future financings will continue to be difficult. This could impact the terms and conditions upon which we are able to sell securities and raise funds. In light of our depressed stock price, and any funds raised through equity financing would be dilutive to our existing stockholders. If adequate funds are not available when needed, we would be forced to limit the scope of our development or perhaps cease operations. We cannot assure you that we will be able to raise the necessary financing on acceptable terms, or at all, or succeed in entering into a corporate partnering relationship.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a)  Price Range of Securities

         The Company's Class A Common Stock traded on the Nasdaq SmallCap Market till December 20, 2002, and thereafter, it has traded on the OTC Bulletin Board under the symbol "SYMBA." There can be no assurance that the Company will continue to be listed on the OTC Bulletin Board. The following sets forth the high and low sales prices for the Class A Common Stock for each of the quarterly periods during fiscal 2002 and 2001, as reported by Nasdaq (and, after December 20, 2002, the OTC Bulletin Board).

                            Fiscal 2002                    Fiscal 2001
                       ---------------------        -----------------------
                         High           Low             High           Low

  First quarter        $ 2.40        $ 1.50         $   5.50         $0.75
  Second quarter         2.44          1.25             5.00          2.27
  Third quarter          1.50          0.19             4.58          2.66
  Fourth quarter         0.78          0.05             3.95          1.57

         There are no outstanding shares of the Company's Class B Common Stock.

         In August 2001 Symbollon repurchased 93,334 shares of the Company's common stock from B&L for $175,000.

(b)  Approximate Number of Equity Security Holders

         Based upon information supplied by the Company's transfer agent, the Company believes that there were 102 record holders of the Company's Class A Common Stock as of March 24, 2003. Based upon information supplied by the Company's transfer agent, the Company believes that the number of beneficial holders of the Company's Class A Common Stock as of March 24, 2003 is in excess of 900.

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

Critical Accounting Policies and Estimates

         The following is a discussion of the more significant accounting policies and methods used by the Company.

         Estimates - The financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions. On an on-going basis, the Company evaluates its estimates related to the useful lives of fixed and intangible assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

         Revenue recognition -The Company's contract and license fee revenues are based on fixed fee arrangements. Revenues are recognized when all of the Company's obligations under its research and licensing agreements have been performed and collectibility is assured. Product sales are recognized upon shipment.

         Long-lived assets -Long-lived assets, such as intangible assets and property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value.

Results of Operations

         Fiscal 2002 versus Fiscal 2001

         Symbollon's net loss in fiscal 2002 was $601,853, reflecting a decrease of $775,421 or 56.3% from a net loss of $1,377,274 in fiscal 2001. This decreased loss resulted primarily from decreased research and development expenses related to the IoGen clinical trials and decreased general and administration expenses, partially offset by decreased interest income.

         Product revenues from sales of IodoZyme increased by $146,340 or 62.8% from $232,914 in fiscal 2001 to $379,254 in fiscal 2002. Symbollon anticipates that future sales will be consistent with current sales levels.

         Cost of goods sold for IodoZyme increased by $123,414 or 69.3% from $178,121 in fiscal 2001 to $301,535 in fiscal 2002. The gross profit margin on product sales decreased from 23.5% in fiscal 2001 to 20.5% in fiscal 2002. The Company anticipates that the gross profit margin in 2003 will remain consistent with 2002.

         Contract revenues were $5,000 in fiscal 2001, compared to none in fiscal 2002. The Company presently does not have any contractual relationships which will generate contract or license fee revenues in 2003.

         Research and development expenses decreased by $663,577 or 67.8% from $978,679 in fiscal 2001 to $315,102 in fiscal 2002. The decrease resulted from decreased development expenses related to the Company's drug candidate for the treatment of FBD, including consulting fees regarding regulatory matters and clinical costs associated with the Company's carcinogenicity dose-ranging study in rodents and manufacturing scale-up activities. The Company anticipates that research and development expenses will decrease in 2003 until the Company is able to secure the resources necessary to continue the clinical development of IoGen.

         General and administrative expenses decreased by $180,415 or 31.8% from $567,125 in fiscal 2001 to $386,710 in fiscal 2002. The decrease resulted primarily from decreased employee salaries and related costs and decreased third party fees and services. The Company anticipates that general and administrative expenses in 2003 will remain consistent with 2002.

         The Company's interest income decreased by $86,497 or 79.5% from $108,737 in fiscal 2001 to $22,240 in fiscal 2002. This decrease resulted from a decrease in available funds for investment, coupled with a decrease in the average rate of interest earned throughout 2002.

Financial Condition, Liquidity and Capital Resources

         The Company has funded its activities primarily through proceeds from private and public placements of equity securities. During 1999, the Company sold 836,685 shares of Common Stock, together with warrants for a like number of shares, in a private placement, realizing net proceeds of approximately $1,356,000. During 2000, the Company received net proceeds of approximately $1,761,000 from the exercise of 586,910 warrants issued as part of the 1999 private placement.

         During 2002, the Company continued to incur operating losses and has incurred a cumulative loss through December 31, 2002 of $8,890,547. As of December 31, 2002, the Company had working capital of $1,304,681. The Company believes that it has the necessary liquidity and capital resources to sustain planned operations for fiscal 2003. The Company's planned operations for 2003 include manufacturing IodoZyme and securing additional resources to sustain the operations of the Company and to complete the clinical development of IoGen. The Company estimates that it will cost approximately $20 million to complete the clinical development of IoGen. Until the Company secures additional resources, it will not be able to conduct any further significant clinical development of IoGen, including necessary clinical trials or animal toxicity studies that are required to submit IoGen for FDA marketing approval, on which the Company's future is likely dependent. If the Company cannot secure additional resources before existing resources are exhausted, which is estimated to occur by the end of 2004, the Company will have to curtail, or perhaps cease, operations.

         During 2003, the Company is committed to pay approximately $440,000 as compensation to its current executive officers and approximately $35,000 for lease payments on its facilities. The Company has no plans to incur any cost for development of IoGen or material capital expenditures during fiscal 2003. At December 31, 2002, the Company had a net operating loss carryforward for federal income tax purposes of approximately $8,663,000 expiring through 2022.

Item 7.  Financial Statements

Report of Independent Certified Public Accountants

The Board of Directors and Stockholders
Symbollon Pharmaceuticals, Inc.
Framingham, Massachusetts

We have audited the accompanying balance sheets of Symbollon Pharmaceuticals, Inc., formerly Symbollon Corporation (a development stage company), as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from July 15, 1986 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Symbollon Pharmaceuticals, Inc. (a development stage company) at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended and for the period from July 15, 1986 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


                                                               BDO Seidman, LLP


Boston, Massachusetts
March 7, 2003

                                                 Symbollon Pharmaceuticals, Inc.
                                                   (a Development Stage Company)


                                                                  Balance Sheets



December 31,                                                                                 2002                 2001
------------------------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
   Cash and cash equivalents                                                         $  1,244,606          $ 1,946,486
   Accounts receivable                                                                    100,999               46,880
   Inventory (Note 3)                                                                      34,642               54,932
   Prepaid expenses                                                                        59,403               59,548
------------------------------------------------------------------------------------------------------------------------------------

       Total current assets                                                             1,439,650            2,107,846

Equipment and leasehold improvements, net of
  accumulated depreciation and amortization (Note 4)                                       76,470               84,530

Other assets:
   Patent and trademark costs, net of accumulated
     amortization (Note 5)                                                                330,767              332,709
   Deposit                                                                                  2,364                2,364
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     $  1,849,251          $ 2,527,449
------------------------------------------------------------------------------------------------------------------------------------



                                                 Symbollon Pharmaceuticals, Inc.
                                                   (a Development Stage Company)

                                                                  Balance Sheets
                                                                     (Continued)




December 31,                                                                                 2002                 2001
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                                 $      21,559         $     27,269
   Accrued clinical development expenses                                                   92,850              168,307
   Other current liabilities                                                               20,560               26,569
------------------------------------------------------------------------------------------------------------------------------------

       Total current liabilities                                                          134,969              222,145
------------------------------------------------------------------------------------------------------------------------------------

Commitments (Notes 6, 7 and 10)

Stockholders' equity (Notes 6 and 7):
   Common stock, Class A, par value $.001 per share, 18,750,000 shares authorized, 4,196,204 and 4,186,204 shares issued and
     outstanding, respectively                                                              4,196                4,186
   Convertible common stock, Class B, par value $.001
     per share, 1,250,000 shares authorized and unissued                                        -                    -
   Preferred stock, par value $.001 per share, 5,000,000 shares
     authorized and unissued                                                                    -                    -
   Additional paid-in capital                                                          11,435,193           11,424,372
   Deficit accumulated during the development stage                                    (8,890,547)          (8,288,694)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                        2,548,842            3,139,864
   Common stock subscriptions receivable                                                 (834,560)            (834,560)
------------------------------------------------------------------------------------------------------------------------------------

       Total stockholders' equity                                                       1,714,282            2,305,304
------------------------------------------------------------------------------------------------------------------------------------

                                                                                    $   1,849,251         $  2,527,449
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


                                                 Symbollon Pharmaceuticals, Inc.
                                                   (a Development Stage Company)


                                                        Statements of Operations





                                                                                                           For the
                                                                                                         Period from
                                                                           Year Ended                   July 15, 1986
                                                                          December 31,                  (Inception) to
                                                                  ---------------------------            December 31,
                                                                   2002                  2001                2002
------------------------------------------------------------------------------------------------------------------------------------

Revenue (Note 11):
   Net product sales                                        $   379,254            $  232,914             $  2,329,170
   Contract revenue                                                   -                 5,000                  988,713
   License fee revenue                                                -                     -                3,440,000
------------------------------------------------------------------------------------------------------------------------------------

     Total revenue                                              379,254               237,914                6,757,883
------------------------------------------------------------------------------------------------------------------------------------

Operating expenses (Notes 10 and 12):
   Cost of goods sold                                           301,535               178,121                1,572,627
   Research and development costs                               315,102               978,679                8,952,975
   General and administrative expenses                          386,710               567,125                5,727,580
------------------------------------------------------------------------------------------------------------------------------------

     Total operating expenses                                 1,003,347             1,723,925               16,253,182
------------------------------------------------------------------------------------------------------------------------------------

Loss from operations                                           (624,093)           (1,486,011)              (9,495,299)

Interest income                                                  22,240               108,737                  961,012

Interest expense and debt issuance costs                              -                     -                 (356,260)
------------------------------------------------------------------------------------------------------------------------------------

Net loss                                                  $    (601,853)       $   (1,377,274)          $   (8,890,547)
------------------------------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per share of
  common stock (Note 8)                                     $      (.14)            $    (.33)
----------------------------------------------------------------------------------------------

Weighted average number of common shares
  outstanding - basic and diluted                             4,193,886             4,215,272
----------------------------------------------------------------------------------------------

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


                                                 Symbollon Pharmaceuticals, Inc.
                                                   (a Development Stage Company)

                                              Statements of Stockholders' Equity
                                                                        (Note 6)





                                                               Common Stock
                                                              $.001 Par Value                          Deficit
                                      Preferred Stock --------------------------------               Accumulated   Common
                                      $.001 Par Value    Class A           Class B       Additional  During the     Stock
                                      -------------   -------------     --------------    Paid-in    Development Subscriptions
                                      Shares Amount   Shares Amount     Shares  Amount    Capital       Stage     Receivable   Total
------------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 1992, consisting
  of net losses from July 15, 1986
  (inception) through December 31, 1991    -  $ -          -  $    -         -  $    - $         - $  (143,451)  $   -  $  (143,451)
   Merger and recapitalization, May 1991:
     Issuance of new shares of Symbollon
     Corporation                           -    -          -       -   831,316     831       9,169           -       -       10,000
   Contribution of shares to the Company,
   September                               -    -          -       -   (41,565)    (42)         42           -       -            -
   Issuances of shares                     -    -          -       -   425,251     426     299,574           -       -      300,000
   Net loss for the year                   -    -          -       -         -       -           -    (207,457)      -     (207,457)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1992                 -    -          -       - 1,215,002   1,215     308,785    (350,908)      -      (40,908)
   Issuance of shares, June                -    -          -       -    34,998      35     104,965           -       -      105,000
   Capital contribution as of July         -    -          -       -         -       -     100,000           -       -      100,000
   Warrants issued with bridge financing   -    -          -       -         -       -      25,000           -       -       25,000
   Public offering, December:
     Issuance of shares                    -    -  1,000,000   1,000         -       -   5,999,000           -       -    6,000,000
     Costs of offering                     -    -          -       -         -       -  (1,244,133)          -       -   (1,244,133)
     Sale of unit purchase option          -    -          -       -         -       -         100           -       -          100
   Net loss for the year                   -    -          -       -         -       -           -  (1,186,132)      -   (1,186,132)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1993                 -    -  1,000,000   1,000 1,250,000   1,250   5,293,717  (1,537,040)      -    3,758,927
   Issuance of over-allotment units of
    public offering                        -    -    150,000     150         -       -     899,850           -       -      900,000
   Additional public offering costs        -    -          -       -         -       -     (99,369)          -       -      (99,369)
   Net loss for the year                   -    -          -       -         -       -           -  (1,516,913)      -   (1,516,913)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                 -    -  1,150,000   1,150 1,250,000   1,250   6,094,198  (3,053,953)      -    3,042,645
   Warrant conversion, July - August       -    -     77,920      78         -       -     629,126           -       -      629,204
   Conversion of Class B to Class A        -    -     35,287      35   (35,287)    (35)          -           -       -            -
   Stock purchase plan sales               -    -      2,216       2         -       -       9,415           -       -        9,417
   Net loss for the year                   -    -          -       -         -       -           -  (1,373,711)      -   (1,373,711)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                 -  $ -  1,265,423  $1,265 1,214,713  $1,215 $ 6,732,739 $(4,427,664)  $   -  $ 2,307,555
------------------------------------------------------------------------------------------------------------------------------------


                                                 Symbollon Pharmaceuticals, Inc.
                                                   (a Development Stage Company)

                                               Statement of Stockholders' Equity
                                                                        (Note 6)
                                                                     (Continued)




                                                             Common Stock
                                                            $.001 Par Value                            Deficit
                                  Preferred Stock   --------------------------------                 Accumulated   Common
                                  $.001 Par Value      Class A           Class B         Additional  During the    Stock
                                   -------------    ---------------   --------------      Paid-in    Development Subscriptions
                                   Shares Amount    Shares   Amount   Shares  Amount      Capital        Stage    Receivable   Total
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                -   $ -  1,265,423 $1,265  1,214,713  $1,215  $ 6,732,739  $(4,427,664) $  -  $ 2,307,555
   Issuance of preferred stock,
    August                          444,444   444          -      -          -       -      499,555            -     -      499,999
   Conversion of Class B to Class A       -     -     18,438     19    (18,438)    (19)           -            -     -            -
   Stock purchase plan sales              -     -      4,392      4          -       -        7,943            -     -        7,947
   Reduction of warrant conversion costs  -     -          -      -          -       -       33,116            -     -       33,116
   Net loss for the year                  -     -          -      -          -       -            -     (905,415)    -     (905,415)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996          444,444   444  1,288,253  1,288  1,196,275   1,196    7,273,353   (5,333,079)    -    1,943,202
   Conversion of preferred stock,
    May                            (444,444) (444)   444,444    444          -       -            -            -     -            -
   Conversion of Class B to Class A       -     -  1,180,537  1,180 (1,180,537) (1,180)           -            -     -            -
   Stock purchase plan sales              -     -      3,052      4          -       -        3,738            -     -        3,742
   Issuance costs of redeemable
     common stock, August                 -     -          -      -          -       -      (25,000)           -     -      (25,000)
   Net income for the year                -     -          -      -          -       -            -      511,464     -      511,464
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                -     -  2,916,286  2,916     15,738      16    7,252,091   (4,821,615)    -    2,433,408
   Stock purchase plan sales              -     -      3,500      4          -       -        2,621            -     -        2,625
   Net loss for the year                  -     -          -      -          -       -            -     (892,750)    -     (892,750)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                -     - 2,919,786   2,920     15,738      16    7,254,712   (5,714,365)    -    1,543,283
   Stock purchase plan sales              -     -     2,940       3          -       -        4,767            -     -        4,770
   Reclass of redeemable common stock,
    March                                 -     -   482,878     483          -       -      499,517            -     -      500,000
   Issuance of shares, October            -     -   836,685     836          -       -    1,355,171            -     -    1,356,007
   Forfeiture of restricted shares,
    December                              -     -  (684,950)   (685)   (15,050)    (15)         700            -     -            -
   Net loss for the year                  -     -         -       -          -       -            -     (730,404)    -     (730,404)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                - $   - 3,557,339  $3,557        688  $    1  $ 9,114,867  $(6,444,769)  $ -  $ 2,673,656
------------------------------------------------------------------------------------------------------------------------------------


                                                 Symbollon Pharmaceuticals, Inc.
                                                   (a Development Stage Company)

                                               Statement of Stockholders' Equity
                                                                        (Note 6)
                                                                     (Continued)



                                                         Common Stock
                                                        $.001 Par Value                        Deficit
                                Preferred Stock  -----------------------------               Accumulated    Common
                                $.001 Par Value      Class A        Class B      Additional  During the      Stock
                                ---------------  --------------- -------------    Paid-in    Development  Subscriptions
                                 Shares Amount   Shares   Amount Shares Amount    Capital       Stage      Receivable        Total
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999           -    $ -  3,557,339  $3,557   688   $  1   $ 9,114,867  $(6,444,769)  $       -    $ 2,673,656
   Issuance of shares, August        -      -    586,910     587     -      -     1,760,143            -           -      1,760,730
   Conversion of Class B to Class A  -      -        688       1  (688)    (1)            -            -           -              -
   Stock purchase plan sales         -      -      2,000       2     -      -         4,748            -           -          4,750
   Forfeiture of restricted shares,
    November                         -      -   (482,878)   (483)    -      -      (499,517)           -           -       (500,000)
   Option exercise, February -
    August                           -      -     44,250      44     -      -       188,575            -           -        188,619
   Net loss for the year             -      -          -       -     -      -             -     (466,651)          -       (466,651)
-------------------------------------------------------------------------------------------------------------  ---------------------

Balance, December 31, 2000           -      -  3,708,309   3,708     -      -    10,568,816   (6,911,420)          -      3,661,104
   Stock purchase plan sales         -      -      1,000       1     -      -         1,499            -           -          1,500
   Option exercise, January -
    November                         -      -    476,895     477     -      -       854,057            -    (834,560)        19,974
   Net loss for the year             -      -          -       -     -      -             -   (1,377,274)          -     (1,377,274)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001           -      -  4,186,204   4,186     -      -    11,424,372   (8,288,694)   (834,560)     2,305,304
   Option exercise, January -
    May                              -      -     10,000      10     -      -        10,821            -           -         10,831
   Net loss for the year             -      -          -       -     -      -             -     (601,853)          -       (601,853)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002           -  $   -  4,196,204  $4,196     -   $  -   $11,435,193  $(8,890,547)  $(834,560)   $ 1,714,282
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


                                                 Symbollon Pharmaceuticals, Inc.
                                                   (a Development Stage Company)

                                                        Statements of Cash Flows




                                                                                                            For the
                                                                                                           Period from
                                                                                Year Ended               July 15, 1986
                                                                               December 31,              (Inception) to
                                                                        ------------------------          December 31,
                                                                         2002               2001              2002
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net loss                                                       $  (601,853)       $(1,377,274)          $(8,890,547)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                     45,819             43,826               608,009
     Amortization of debt issuance costs                                    -                  -               130,000
     Loss on disposition of equipment and patents                      14,770                  -                53,487
     License fees recognized for common stock forfeiture                    -                  -              (675,000)
     Changes in operating assets and liabilities:
       Accounts receivable                                            (54,119)            34,798              (100,999)
       Inventory                                                       20,290             38,975               (34,642)
       Prepaid expenses                                                   145             (5,839)              (59,403)
       Accounts payable and other current liabilities                 (87,176)            (2,588)              192,145
------------------------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                       (662,124)        (1,268,102)           (8,776,950)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchase of equipment and leasehold improvements                   (22,933)           (27,787)             (439,232)
   Patent and trademark cost additions                                (28,404)           (74,781)             (641,553)
   Proceeds from sale of equipment                                        750                  -                12,050
   Deposit                                                                  -                  -                (2,364)
------------------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                        (50,587)          (102,568)           (1,071,099)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Issuance of common stock                                                 -              1,500            11,815,692
   Redemption of common stock                                               -           (175,000)             (175,000)
   Warrant and option exercises                                        10,831             19,974               219,425
   Borrowings from stockholders                                             -                  -               253,623
   Repayment of borrowings from stockholders                                -                  -              (127,683)
   Sale of option to purchase units                                         -                  -                   100
   Public offering costs                                                    -                  -            (1,343,502)
   Issuance of preferred stock                                              -                  -               450,000
------------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities           10,831           (153,526)           11,092,655
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                 (701,880)        (1,524,196)            1,244,606

Cash and cash equivalents, beginning of period                      1,946,486          3,470,682                     -
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                          $ 1,244,606        $ 1,946,486           $ 1,244,606
------------------------------------------------------------------------------------------------------------------------------------

Supplemental information:
   During 2001, the Company issued 462,895 shares of its Class A common stock for a subscription receivable of $834,560. There were no payments made for interest or income taxes during 2002 or 2001.

                                                                                     See accompanying notes to financial statements.


 1.    Description of                 Symbollon Pharmaceuticals, Inc.(formerly
       Business and                   Symbollon Corporation) was formed to
       Basis of                       develop and commercialize proprietary
       Presentation                   iodine-based products for infection
                                      control and treatment in biomedical and
                                      bioagricultural industries. The Company is in the development stage and its efforts since inception have been principally devoted to research and development, securing patent and trademark protection and raising capital.

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

       Account Receivable             Accounts receivable are customer
       and Allowance for              obligations due under normal trade terms.
       Doubtful Accounts              The Company performs continuing credit
                                      evaluations of its customers' financial
                                      condition and generally does not require collateral.

                                      Senior management reviews accounts
                                      receivable on a periodic basis to
                                      determine if any receivables will
                                      potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, if any, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, it believes an allowance for doubtful accounts is not necessary as of December 31, 2002. However, actual write-offs might exceed the Company's estimates.

 2.    Summary of
       Significant
       Accounting
       Policies
       (Continued)

       Inventory                      Inventory is stated at the lower of cost
                                      (determined on a first-in, first-out
                                      basis) or market.

       Long-Lived Assets              Long-lived assets, such as
                                      intangible assets and property and
                                      equipment are evaluated for impairment
                                      when events or changes in circumstances
                                      indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value.

                                      In August 2001, the Financial Accounting
                                      Standards Board issued Statement of
                                      Financial Standards No. 144 (SFAS 144),
                                      "Accounting for the Impairment or Disposal of Long-Lived Assets:" This statement supersedes Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 retained the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amended the accounting and reporting standards for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of SFAS 144 generally are to be applied prospectively. The adoption of SFAS 144 did not have a material impact on the Company's financial position or results of operations.

       Depreciation and               Equipment is stated at cost and is
       Amortization                   depreciated over its estimated useful life
                                      (ranging from 5-7 years) using the
                                      straight-line  method.  Leasehold
                                      improvements are stated at cost and are
                                      being amortized by the straight-line
                                      method over the 10 year term of the lease which is less than their estimated useful lives.

       Intangible Assets              Intangible assets subject to amortization
                                      consist of patents and trademarks totaling
                                      $305,326 and $303,076 at December 31, 2002
                                      and 2001, respectively. The patents and trademarks have estimated useful lives ranging from 15-17 years and a weighted average useful life of 15.26 years.
                                      Amortization  expense  related to these
                                      assets is estimated to be  approximately
                                      $19,900 per year in fiscal  years 2003
                                      through 2007. Amortization expense for the years ended December 31, 2002 and 2001 totaled $19,068 and $19,809, respectively.

                                      Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted. Total patent application costs not subject to amortization totaled $94,980 and $79,204 as of December 31, 2002 and 2001,
                                      respectively, and are included in patent and trademark costs in the accompanying balance sheets.

 2.    Summary of
       Significant
       Accounting
       Policies
       (Continued)

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

       Fair value of                  The carrying amounts of cash and cash
       Financial                      equivalents, accounts receivable, other
       Instruments                    current assets and accounts payable
                                      approximate fair value based on their
                                      short-term  maturities.

       Revenue                        The Company's contract and license fee
       Recognition                    revenues are based on fixed fee
                                      arrangements. Revenues are recognized when all of the Company's obligations under its research and licensing agreements have been performed and collectibility is assured. Product sales are recognized upon shipment.

       Research and                   Research and development costs are
       Development                    expensed as incurred.

       Stock-Based                    The Company accounts for its stock-based
       Compensation                   compensation plan using the intrinsic
                                      value method. Accordingly, there was no compensation expense recognized in 2002 or 2001. The Company provides pro forma disclosures for compensation expense under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for
                                      Stock-Based Compensation-Transition and
                                      Disclosure." If the Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards granted under the plans, consistent with the method prescribed by SFAS No. 123, the effect on net loss and earnings per share would have been as follows:

 2.    Summary of
       Significant
       Accounting
       Policies
       (Continued)

       Stock-Based                    December 31,                                                2002                2001
       Compensation                   --------------------------------------------------------------------------------------
       (Continued)
                                      Net loss                                              $ (601,853)      $  (1,377,274)

                                      Add: Stock-based employee compensation
                                        expense included in reported net income,
                                        net of related tax effects                                   -                   -

                                      Deduct: Total stock-based employee
                                        contribution determined under fair
                                        value method of all awards, net of
                                        related tax effects                                   (161,036)           (264,525)
                                      --------------------------------------------------------------------------------------

                                      Basic and diluted loss per share                      $ (762,889)      $  (1,641,799)
                                      --------------------------------------------------------------------------------------

                                      Basic and diluted loss per share:
                                         As reported                                        $     (.14)      $        (.33)
                                         Pro forma                                          $     (.18)      $        (.39)

                                      The fair value of the Company's stock
                                      options used to compute the pro forma net loss and net loss per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2002 and 2001, respectively: dividend yield of 0% for both years; expected volatility of 70% and 46%; a risk-free interest rate of between 4.49% and 4.72% and 4.60% and 5.25% and an expected holding period of 2 to 9 years
                                      and 7 to 10 years, respectively.


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

       Recent                         In April 2002, the FASB issued SFAS No.
       Accounting                     145, Rescission of FASB Statements SFAS
       Standards                      Nos.  4, 44 and 64, Amendment of FASB
                                      Statement No. 13 and Technical
                                      Corrections. SFAS No.  145 rescinds
                                      Statement No. 4, Reporting Gains and
                                      Losses from Extinguishments of Debt, and an amendment of that Statement, FASB
                                      Statement No. 64  Extinguishments  of
                                      Debt Made to  Satisfy  Sinking-Fund
                                      Requirements.  SFAS No.  145 also rescinds
                                      FASB Statement No. 44, Accounting for
                                      Intangible Assets of Motor

 2.    Summary of
       Significant
       Accounting
       Policies
       (Continued)

       Recent                         Carriers.  SFAS No. 145 amends FASB
       Accounting                     Statement  No. 13, Accounting  for Leases,
       Standards                      to eliminate  an  inconsistency   between
       (Continued)                    the  required  accounting  for
                                      sale-leaseback transactions and the
                                      required  accounting for certain lease
                                      modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS No.145 related to the rescission of Statement No.
                                      4 shall be applied in fiscal year
                                      beginning after May 15, 2002. The
                                      provisions of SFAS No. 145 related to
                                      Statement No. 13 should be for
                                      transactions occurring after May 15, 2002.
                                      Early application of the provisions of
                                      this Statement is encouraged. The Company does not expect that the adoption of SFAS
                                      No. 145 will have a significant impact on its consolidated results of operations, financial position or cash flows.

                                      In June 2002, the FASB issued SFAS No.
                                      146, "Accounting for Costs Associated with
                                      Exit or Disposal Activities." This
                                      statement superseded EITF No. 94-3,
                                      "Liability Recognition for Certain
                                      Employee Termination Benefits and Other
                                      Costs to Exit an Activity." Under this
                                      statement, a liability or a cost
                                      associated with a disposal or exit
                                      activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. The provision of this statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The Company does not expect that the adoption of SFAS No. 146 will have a significant impact on its consolidated financial position and results of operations.

                                      In December 2002, the FASB issued SFAS
                                      No. 148, "Accounting for Stock-Based
                                      Compensation - Transaction and
                                      Disclosure." SFAS No. 148 amends SFAS No.
                                      123, "Accounting for Stock-Based
                                      Compensation." SFAS No. 148 provides
                                      alternative methods of transition for a
                                      voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The annual requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002 and the interim requirements are effective for interim periods beginning after December 15, 2002. The Company does not plan to transition to the fair value method of accounting for its stock-based employee compensation.

 3.    Inventory                      Inventory consists of the following:

                                      December 31,                                                 2002               2001
                                      --------------------------------------------------------------------------------------

                                      Raw materials                                            $ 34,190           $ 51,107
                                      Finished goods                                                452              3,825
                                      --------------------------------------------------------------------------------------

                                                                                               $ 34,642           $ 54,932
                                      --------------------------------------------------------------------------------------


 4.    Equipment and                   Equipment and leasehold improvements are
       Leasehold                       stated at cost and consist of the
       Improvements                    following:

                                      December 31,                                                 2002               2001
                                      --------------------------------------------------------------------------------------

                                      Equipment and fixtures                                  $ 190,018         $  216,286
                                      Leasehold improvements                                     63,146             63,146
                                      --------------------------------------------------------------------------------------

                                                                                                253,164            279,432
                                      Less accumulated depreciation and
                                        amortization                                            176,694            194,902
                                      --------------------------------------------------------------------------------------

                                      Equipment and leasehold improvements, net               $  76,470         $   84,530
                                      --------------------------------------------------------------------------------------


 5. Patent and                        Patent and trademark costs consist of the
    Trademark                         following:
    Costs

                                      December 31,                                                 2002               2001
                                      --------------------------------------------------------------------------------------

                                      Patent costs                                            $ 397,862         $  379,836
                                      Trademark costs                                             2,444              2,444
                                      --------------------------------------------------------------------------------------

                                                                                                400,306            382,280

                                      Less accumulated amortization                              69,539             49,571
                                      --------------------------------------------------------------------------------------

                                      Patent and trademark costs, net                         $ 330,767         $  332,709
                                      --------------------------------------------------------------------------------------

 6.    Stockholders'
       Equity

       Class A and                    The Company has authorized both Class A
       Class B                        and Class B common stock. The Class A and
       Common Stock                   Class B common stock are substantially
                                      identical except that holders of Class A common stock have the right to cast one vote for each share held and the Class B shareholders have the right to cast five votes for each share held. As of December
                                      31, 2002, there were no shares of Class B common stock issued and outstanding.

 6.    Stockholders'
       Equity
       (Continued)

       Redeemable                     During 1997, the Company entered into a
       Common Stock and               Collaboration and License Agreement and a
       Common Stock                   Stock Purchase Agreement (the
       Forfeitures                    "Agreements") with a pharmaceutical
                                      company related to the development of an ophthalmology product. Under the terms of the Agreements, the pharmaceutical company purchased a total of 669,545 shares of redeemable Class A common stock for $850,000, subject to various restrictions. The Company was required to redeem such shares if certain cash flow levels were achieved.
                                      Additionally, the pharmaceutical company could return the Class A common stock to the Company in exchange for required milestone payments. On August 4, 1999, the pharmaceutical company returned 93,333 of these shares in consideration for a $175,000 milestone payment due on that date. On August 1, 2001, the Company redeemed the remaining 93,334 of these shares for $175,000.

                                      During 1999, 482,878 of the redeemable
                                      common stock shares were reclassified from redeemable common stock to Class A common stock since such shares no longer had mandatory redemption conditions. During 2000, the Collaboration and License Agreement was amended to extend the pharmaceutical company's required 2000 milestone payment and on November 14, 2000 the pharmaceutical company elected to terminate the Collaboration and License Agreement with the Company. Upon termination, the pharmaceutical company was required to return the 482,878 shares of the restricted Class A common stock as a termination fee. The returned Class A common stock shares were cancelled and the consideration originally paid of $500,000 was recognized as license fee revenue in the year ended December 31, 2000.

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

                                      The holders of the remaining 310,715
                                      warrants are entitled to purchase one
                                      share of Class A common stock for each
                                      warrant at an exercise price per share of $6.00 if exercised on or before August 10, 2003. Warrants may be redeemed by the Company at $0.01 per warrant in the event that the average closing bid price as quoted by Nasdaq (the average last reported sales price if then listed on any national securities exchange) of Class A common stock over twenty successive trading days is equal to or greater than $8.00 on or before August 10, 2003, subject to the holder's right to exercise. The warrants will expire on August 10, 2003.

 6.    Stockholders'
       Equity
       (Continued)

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

                                      The stock option plan provides for the
                                      grant of incentive stock options,
                                      nonqualified stock options and stock
                                      appreciation rights. At December 31, 2002 the Company has reserved 1,600,000 shares for issuance under this plan.

                                      The employee stock purchase plan provides for the purchase of Class A common stock at 85 percent of the fair market value at specific dates, to encourage stock ownership by all eligible employees. At December 31, 2002, the Company has reserved 200,000 shares for purchase under this plan. During the years ended December 31, 2002 and 2001, the Company issued none and 1,000 shares, respectively, under the stock purchase plan.

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

                                      Under the above plans 601,342 shares are available for future grant or purchase.

 7.    Stock Plans                    The Company had the following option
       (Continued)                    activity under the stock option plan and
                                      the nonemployee directors' stock option
                                      plan in 2002 and 2001:

                                                                                                         Weighted-Average
                                                                                                          Exercise Price
                                                                                          Shares             Per Share
                                      --------------------------------------------------------------------------------------

                                      Balance, December 31, 2000                        1,391,895                $2.68
                                         Granted                                            7,500                 1.61
                                         Exercised                                       (476,895)                1.79
                                         Cancelled                                        (49,500)                2.93
                                      --------------------------------------------------------------------------------------

                                      Balance, December 31, 2001                          873,000                 4.15
                                         Granted                                            7,500                 1.93
                                         Exercised                                        (10,000)                1.08
                                         Cancelled                                       (123,000)                2.27
                                      --------------------------------------------------------------------------------------

                                      Balance, December 31, 2002                          747,500                $4.50
                                      --------------------------------------------------------------------------------------

                                      All options outstanding at December 31,
                                      2002 are categorized by the following
                                      ranges in the table below:

                                                                                            Weighted-
                                                                        Weighted -           Average
                                                                          Average           Remaining
                                                     Share               Exercise          Contractual          Number of
                                                  Price Range              Price          Life (years)           Shares
                                      --------------------------------------------------------------------------------------

                                           $ 1.02   to   $4.00               $1.93             7.4                  385,000
                                           $ 4.00   to   $9.06               $7.23             2.0                  362,500
                                                                                                                    -------
                                                                                                                    747,500
                                                                                                                    =======

                                       All options exercisable at December 31,
                                      2002 are categorized by the following
                                      ranges in the table below:

                                                                                            Weighted-
                                                                        Weighted -           Average
                                                                          Average           Remaining
                                                     Share               Exercise          Contractual          Number of
                                                  Price Range              Price          Life (years)           Shares
                                      --------------------------------------------------------------------------------------

                                           $ 1.02   to   $4.00               $1.95             7.2                  261,250
                                           $ 4.00   to   $9.06               $7.25             2.0                  360,000
                                                                                                                    -------
                                                                                                                    621,250
                                                                                                                    =======

                                      The weighted-average fair value of
                                      options granted during the years ended
                                      December 31, 2002 and 2001 was $1.93 and
                                      $1.61 per share, respectively.

8.     Loss Per Share                 The Company's basic and
                                      diluted net loss per share of common stock for the years ended December 31, 2002 and 2001 is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

                                      The following table summarizes securities that were outstanding as of December 31, 2002 and 2001 but not included in the calculation of diluted net loss per share because such shares are antidilutive:

                                      December 31,                                                2002                2001
                                      --------------------------------------------------------------------------------------

                                      Stock options                                            747,500             873,000
                                      Stock warrants                                           310,715             310,715

9.     Income Taxes                   Deferred income taxes reflect
                                      the impact of "temporary differences"
                                      between the amount of assets and
                                      liabilities for financial reporting
                                      purposes and such amounts as measured by tax laws and regulations. Deferred tax assets are comprised of the following:

                                      December 31,                                                2002                2001
                                      --------------------------------------------------------------------------------------

                                      Tax credits                                         $    402,000       $     363,000
                                      Net operating loss carryforwards                       3,465,000           3,217,000
                                      --------------------------------------------------------------------------------------

                                      Gross deferred tax asset                               3,867,000           3,580,000

                                      Deferred tax assets valuation
                                        allowance                                           (3,867,000)         (3,580,000)
                                      --------------------------------------------------------------------------------------

                                      Net deferred tax assets                             $          -       $           -
                                      --------------------------------------------------------------------------------------

                                      As of December 31, 2002 and 2001, the
                                      deferred tax assets have been fully offset by valuation allowances, since the realization of such amounts is uncertain.

                                      As of December 31, 2002, the Company has net operating loss carryforwards totaling approximately $8,663,000. The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company's common stock.

9.     Income Taxes                   The following is a breakdown of the net
       (Continued)                    operating loss expiration period:

                                                                                                             Amount of
                                      Expiration Date                                                      Remaining NOL
                                      --------------------------------------------------------------------------------------

                                      2008                                                                    $    743,000
                                      2009                                                                       1,514,000
                                      2010                                                                       1,374,000
                                      2011                                                                         921,000
                                      2018                                                                         897,000
                                      2019                                                                         739,000
                                      2020                                                                         476,000
                                      2021                                                                       1,387,000
                                      2022                                                                         612,000
                                      ---------------------------------------------------------------------------------------

                                                                                                              $  8,663,000
                                      ---------------------------------------------------------------------------------------

                                      In addition, the Company has available
                                      tax credit carryforwards (adjusted to
                                      reflect provisions of the Tax Reform Act of 1986) of approximately $402,000, which are available to offset future taxable income and income tax liabilities, when earned or incurred. These amounts expire in various years through 2022.

10.    Commitments

       Facilities Lease               The Company leases its research
                                      facilities under an operating lease that expires August 31, 2007. The lease requires payment of real estate taxes and other common area maintenance expenses.
                                      Rent expense for the years ended December
                                      31, 2002 and 2001 was approximately
                                      $34,000 and $33,000, respectively.

                                      Future minimum rental payments due are as follows:

                                      Year ending December 31,                                                       Total
                                      --------------------------------------------------------------------------------------

                                      2003                                                                       $  36,000
                                      2004                                                                          37,000
                                      2005                                                                          38,000
                                      2006                                                                          40,000
                                      2007                                                                          27,000
                                      ---------------------------------------------------------------------------------------

                                                                                                                 $ 178,000
                                      ---------------------------------------------------------------------------------------

10.    Commitments
       (Continued)

       Employment                     The Company has  employment  agreements
       Agreements                     with its principal officers  providing for
                                      minimum base compensation and severance pay which expire December 31, 2005.For the years ended December 31, 2002 and 2001, the aggregate amount paid under these agreements was $440,000 per year. The employment agreements provide for inflationary adjustments and are subject to other increases based on the Board of Directors' approval. Minimum amounts to be paid under these agreements total approximately $440,000 per year.

       Royalty Agreement              A royalty  agreement with one of the
                                      inventors who assigned  certain patent
                                      rights to the Company  provides for
                                      royalties based on a percentage of the licensing revenues received by the Company from products falling within the scope of the patent rights. The percentage varies from 1.5% to 5% depending on the gross revenues received, with maximum royalty payments under the agreement not to exceed $2,884,000. Through December 31,
                                      2002 no royalties have been earned under this agreement.

       Consulting                     The Company has entered into various
       Agreements                     scientific advisory and consulting
                                      agreements  to support its development
                                      activities.  These agreements generally
                                      expire over several future years. Amounts charged to operations in connection with these agreements for the years ended
                                      December 31, 2002 and 2001 amounted to
                                      approximately $37,000 and $149,900,
                                      respectively. The Company expects to incur similar or higher expenses in future years.

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

       Employee Benefit               Effective January 1, 1999, the Company
       Plan                           established a Savings Incentive Match Plan
                                      for Employees of Small Employers (SIMPLE)
                                      IRA plan covering substantially all of its employees. The Company makes contributions to the plan at the discretion of the Board of Directors based upon a percentage of employee compensation as provided by the terms of the plan. The Company's contribution to the plan amounted to approximately $13,200 and $14,200 for the years ended December 31, 2002 and 2001, respectively.

11.    Major Customers                Through December 31, 2002,
                                      the Company has generated its revenue from a small number of customers and collaborative agreements. Revenues from major customers were generated as follows:

                                                                                               Net
                                                                                             Product            Contract
                                      Year ended December 31, 2002                            Sales              Revenue
                                      --------------------------------------------------------------------------------------

                                      Customer A                                           $  379,254              $     -
                                      Customer B                                                    -                    -
                                      --------------------------------------------------------------------------------------

                                                                                           $  379,254              $     -
                                      --------------------------------------------------------------------------------------


                                                                                               Net
                                                                                             Product            Contract
                                      Year ended December 31, 2001                            Sales              Revenue
                                      --------------------------------------------------------------------------------------

                                      Customer A                                           $  232,914              $     -
                                      Customer B                                                    -                5,000
                                      --------------------------------------------------------------------------------------

                                                                                           $  232,914              $ 5,000
                                      --------------------------------------------------------------------------------------

                                      For the years ended December 31, 2001 and 2002, all net product sales were from a customer based in the United States.


12.    Related Party                  A member of the board of directors
       Transactions                   provides legal services to the Company.
                                      Amounts paid for legal services rendered by the director, either individually or through his firm, totaled approximately
                                      $51,000 and $103,000 for the years ended
                                      December 31, 2002 and 2001, respectively.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

         The Company incorporates herein by reference the information appearing under the caption "Board of Directors" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2003 Annual Meeting of Stockholders.

         Information concerning executive officers of the Company is contained in Part I of this report under the caption "Executive Officers."

Item 10.  Executive Compensation

         The Company incorporates herein by reference the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2003 Annual Meeting of Stockholders.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The Company incorporates herein by reference the information appearing under the caption "Principal Stockholders" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2003 Annual Meeting of Stockholders.

Item 12.  Certain Relationships and Related Transactions

         The Company incorporates herein by reference the information appearing under the caption "Certain Transactions" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2003 Annual Meeting of Stockholders.

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

         3        1994 Employee Stock Purchase Plan.

         4        1995 Non-Employee Directors' Stock Option Plan.

         5 Employment Agreement, dated December 14, 1999, between the Company and Dr. Jack H. Kessler.

         6 Employment Agreement, dated December 14, 1999, between the Company and Paul C. Desjourdy.

         (b) Reports on Form 8-K

         The Company filed:

                 1. A report on Form 8-K on November 14, 2002. The report contained an Item 5 disclosure concerning the Company's possible Nasdaq delisting, an Item 7 disclosure covering the press release issued covering the Nasdaq delisting, and an Item 9 disclosure concerning the Section 906 certificates filed by the Company's executive officers; and

                 2. A report on Form 8-K on December 17, 2002. The report contained an Item 5 disclosure concerning the Company's Nasdaq delisting, and an Item 7 disclosure covering the press release issued covering the Nasdaq delisting.

Item 14.  Controls and Procedures

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rule 13a-14(c)). Based upon that evaluation, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's Securities and Exchange Commission filings. There were no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             SYMBOLLON PHARMACEUTICALS, INC.

                             By:   /s/ Paul C. Desjourdy
                                ----------------------------
                                Paul C. Desjourdy
                                President

Date: March 27, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                          Title                           Date

 /s/ Jack H. Kessler             Chief Executive Officer,         March 27, 2003
-------------------------------  Chief Scientific Officer,
     Jack H. Kessler             Secretary and Chairman
                                 of the Board of Directors
                                 (Principal Executive Officer)

/s/ Paul C. Desjourdy            President, Chief Operating       March 27, 2003
-------------------------------  Officer, Treasurer, General
    Paul C. Desjourdy            Counsel, Chief Financial
                                 Officer, and Director (Principal
                                 Financial and Accounting Officer)

/s/ James C. Richards            Director                         March 27, 2003
-------------------------------
    James C. Richards

/s/ Richard F. Maradie           Director                         March 27, 2003
-------------------------------
    Richard F. Maradie

/s/ Eugene Lieberstein           Director                         March 27, 2003
-------------------------------
    Eugene Lieberstein

                                 CERTIFICATIONS

I, Jack H. Kessler, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Symbollon Pharmaceuticals, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003               By: /s/ Jack H. Kessler
                                       ----------------------------------------
                                       Jack H. Kessler, Chief Executive Officer

                                 CERTIFICATIONS

I, Paul C. Desjourdy, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Symbollon Pharmaceuticals, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003        By: /s/ Paul C. Desjourdy
                                ------------------------------------------
                                Paul C. Desjourdy, Chief Financial Officer

                         Symbollon Pharmaceuticals, Inc.
                                Index to Exhibits

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