Form 10QSB
period 2003-03-31
SYMBOLLON CORP
filed 2003-05-15
CIK 912086

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

As of May 12, 2003, 4,196,204 shares of Class A Common Stock of the issuer were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___   No X

                         SYMBOLLON PHARMACEUTICALS, INC.
                          (a Development Stage Company)



                                      INDEX

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Condensed Balance Sheets - March 31, 2003
                  (unaudited) and December 31, 2002                           3

             Unaudited Condensed Statements of Operations
                  and Deficit Accumulated During the Development Stage
                  - For the three months ended March 31, 2003 and
                  2002 and for the period from July 15, 1986
                  (inception) to March 31, 2003                               5

             Unaudited Condensed Statements of Cash Flows
                  - For the three months ended March 31, 2003 and
                  2002 and for the period from July 15, 1986
                  (inception) to March 31, 2003                               6

             Notes to the Unaudited Condensed Financial Statements            7

    Item 2.  Management's Discussion and Analysis
                   or Plan of Operation                                       9

    Item 3.  Controls and Procedures                                         11

PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                                12

SIGNATURE                                                                    12

CERTIFICATIONS                                                               13

                         Symbollon Pharmaceuticals, Inc.
                          (a Development Stage Company)


                            Condensed Balance Sheets




                                                                                        March 31,
                                                                                          2003            December 31,
                                                                                      (unaudited)             2002
------------------------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
   Cash and cash equivalents                                                         $  1,122,297          $ 1,244,606
   Accounts receivable                                                                     23,609              100,999
   Inventory                                                                               89,832               34,642
   Prepaid expenses                                                                        43,202               59,403
------------------------------------------------------------------------------------------------------------------------------------

       Total current assets                                                             1,278,940            1,439,650

Equipment and leasehold improvements, net of
  accumulated depreciation and amortization                                                71,474               76,470

Other assets:
   Patent and trademark costs, net of accumulated
     amortization                                                                         348,529              330,767
   Deposit                                                                                  2,364                2,364
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     $  1,701,307          $ 1,849,251
------------------------------------------------------------------------------------------------------------------------------------



                         Symbollon Pharmaceuticals, Inc.
                          (a Development Stage Company)

                            Condensed Balance Sheets
                                   (Continued)



                                                                                        March 31,
                                                                                           2003           December 31,
                                                                                       (unaudited)            2002
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                                 $      41,269         $     21,559
   Accrued clinical development expenses                                                   86,250               92,850
   Other current liabilities                                                               25,703               20,560
------------------------------------------------------------------------------------------------------------------------------------

       Total current liabilities                                                          153,222              134,969
------------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
   Common stock, Class A, par value $.001 per share, 18,750,000 shares authorized, 4,196,204 and 4,196,204 shares issued and
     outstanding, respectively                                                              4,196                4,196
   Convertible common stock, Class B, par value $.001
     per share, 1,250,000 shares authorized and unissued                                        -                    -
   Preferred stock, par value $.001 per share, 5,000,000 shares
     authorized and unissued                                                                    -                    -
   Additional paid-in capital                                                          11,435,193           11,435,193
   Deficit accumulated during the development stage                                    (9,056,744)          (8,890,547)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                        2,382,645            2,548,842
   Common stock subscriptions receivable                                                 (834,560)            (834,560)
------------------------------------------------------------------------------------------------------------------------------------

       Total stockholders' equity                                                       1,548,085            1,714,282
------------------------------------------------------------------------------------------------------------------------------------

                                                                                    $   1,701,307         $  1,849,251
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


                         Symbollon Pharmaceuticals, Inc.
                          (a Development Stage Company)

 Condensed Statements of Operations and Deficit Accumulated During the Development Stage
                                   (unaudited)


                                                                                                            For the
                                                                                                          Period from
                                                                                                         July 15, 1986
                                                                       Three Months Ended               (Inception) to
                                                                            March 31,                      March 31,
                                                                  ---------------------------
                                                                   2003                  2002                2003
------------------------------------------------------------------------------------------------------------------------------------
Revenue:
   Net product sales                                        $    22,790            $  117,684             $  2,351,960
   Contract revenue                                                   -                     -                  988,713
   License fee revenue                                                -                     -                3,440,000
------------------------------------------------------------------------------------------------------------------------------------

     Total revenue                                               22,790               117,684                6,780,673
------------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
   Cost of goods sold                                            23,567                83,733                1,596,194
   Research and development costs                                59,987               103,669                9,012,962
   General and administrative expenses                          108,645               128,011                5,836,225
------------------------------------------------------------------------------------------------------------------------------------

     Total operating expenses                                   192,199               315,413               16,445,381
------------------------------------------------------------------------------------------------------------------------------------

Loss from operations                                           (169,409)             (197,729)              (9,664,708)

Interest income                                                   3,212                 6,710                  964,224

Interest expense and debt issuance costs                              -                     -                 (356,260)
------------------------------------------------------------------------------------------------------------------------------------

Net loss                                                  $    (166,197)           $ (191,019)           $  (9,056,744)
------------------------------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per share of
  common stock                                              $      (.04)           $    (.05)
------------------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares
  outstanding - basic and diluted                             4,196,204             4,189,760
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


                         Symbollon Pharmaceuticals, Inc.
                          (a Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (unaudited)



                                                                                                            For the
                                                                                                          Period from
                                                                                                         July 15, 1986
                                                                            Three Months Ended          (Inception) to
                                                                                 March 31,                 March 31,
                                                                        ------------------------
                                                                         2003               2002             2003
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                       $  (166,197)       $  (191,019)          $(9,056,744)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                     10,007             11,153               618,016
     Amortization of debt issuance costs                                    -                  -               130,000
     Loss on disposition of equipment and patents                           -                  -                53,487
     License fees recognized for common stock forfeiture                    -                  -              (675,000)
     Changes in operating assets and liabilities:
       Restricted cash                                                      -                  -                     -
       Accounts receivable                                             77,390            (64,879)              (23,609)
       Inventory                                                      (55,190)             6,480               (89,832)
       Prepaid expenses                                                16,201             16,455               (43,202)
       Accounts payable and other current liabilities                  18,253            (46,322)              210,398
------------------------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                        (99,536)          (268,132)           (8,876,486)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchase of equipment and leasehold improvements                         -            (11,584)             (439,232)
   Patent and trademark cost additions                                (22,773)           (13,611)             (664,326)
   Proceeds from sale of equipment                                          -                  -                12,050
   Deposit                                                                  -                  -                (2,364)
------------------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                        (22,773)           (25,195)           (1,093,872)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Issuance of common stock                                                 -                  -            11,815,692
   Redemption of common stock                                               -                  -              (175,000)
   Warrant and option exercises                                             -              4,081               219,425
   Borrowings from stockholders                                             -                  -               253,623
   Repayment of borrowings from stockholders                                -                  -              (127,683)
   Sale of option to purchase units                                         -                  -                   100
   Public offering costs                                                    -                  -            (1,343,502)
   Issuance of preferred stock                                              -                  -               450,000
------------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                          -              4,081            11,092,655
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                 (122,309)          (289,246)            1,122,297

Cash and cash equivalents, beginning of period                      1,244,606          1,946,486                     -
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                          $ 1,122,297        $ 1,657,240           $ 1,122,297
------------------------------------------------------------------------------------------------------------------------------------

Supplemental information:

   During 2001, the Company issued 462,895 shares of its Class A common stock for a subscription receivable of $834,560. There were no payments made for interest or income taxes during 2003 or 2002.

See accompanying notes to condensed financial statements.


                         SYMBOLLON PHARMACEUTICALS, INC.
                          (a Development Stage Company)


                     Notes to Condensed Financial Statements
                                   (Unaudited)


 1.    Description of        Symbollon Pharmaceuticals, Inc. (formerly Symbollon
       Business              Corporation) was formed to develop and
                             commercialize proprietary iodine-based products for infection control and treatment in biomedical and bioagricultural industries. The Company is in the development stage and its efforts since inception have been principally devoted to research and development, securing patent and trademark protection and raising capital.

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


 2.    Accounting Policies   The accompanying unaudited financial statements do
       and Disclosure        not contain all of the disclosures required by
                             generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company's Form 10-KSB for the year ended
                             December 31, 2002 filed with the Securities and Exchange Commission.

                             In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the three-month period ended
                             March 31, 2003 are not necessarily indicative of the results to be expected for the full year.


 3.    Notes Receivable      In January 2001, the Company's Chief Executive
       from Related Parties  Officer and President exercised options to purchase
                             211,281 and 251,614 shares of common stock, respectively, pursuant to the Company's executive loan program. The aggregate principal amounts of the promissory notes at March 31, 2003 accepted by the Company from its Chief Executive Officer and President in consideration for the issuance of the common stock are $385,645 and $448,915, respectively. These recourse notes have an annual interest rate of 5.61% and are due on December 31, 2005.

 4.    Stock Options         At March 31,  2003,  the Company  had  three  stock
                             based  compensation  plans  (one incentive and
                             nonqualified,  one employee and one  non-employee
                             director plan).  The Company  accounts for those
                             plans under the recognition and measurement
                             principles of APB  Opinion  No.  25,  "Accounting
                             for  Stock  Issued  to  Employees,"  and  related
                             interpretations.  No stock-based employee
                             compensation cost is reflected in net loss,
                             and the options  granted under those plans had an
                             exercise  price equal to, or greater than,  the
                             market value of the  underlying  common stock on
                             the date of the grant.  In accordance    with  FASB
                             Statement No. 148, "Accounting    for   Stock-Based
                             Compensation-Transition and Disclosure," beginning in the quarter ending March 31, 2003, the Company adopted the disclosure requirements of FASB No.148.

                             The Company provides proforma disclosures of compensation expense under the fair value method of SFAS No. 123 "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for
                            Stock-Based Compensation-Transition and Disclosure".

                             The fair value of the Company's stock options used to compute pro forma net loss and net loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2003 and 2002: dividend yield of 0%; expected volatility of 0.80; risk free interest rates of 4.49%-5.25%; and an expected holding period of 10 years.

                             Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the periods shown below would have been as follows:

                                      March  31,                                                  2003                2002
                                      --------------------------------------------------------------------------------------
                                      Net loss                                              $ (166,197)      $    (191,019)

                                      Add: Stock-based employee compensation
                                        expense included in reported net income,
                                        net of related tax effects                                   -                   -

                                      Deduct: Total stock-based employee
                                        contribution determined under fair
                                        value method of all awards, net of
                                        related tax effects                                     (1,650)            (40,259)
                                      --------------------------------------------------------------------------------------

                                      Basic and diluted loss per share                      $ (167,847)      $    (231,278)
                                      --------------------------------------------------------------------------------------

                                      Basic and diluted loss per share:
                                         As reported                                        $     (.04)      $        (.05)
                                         Pro forma                                          $     (.04)      $        (.06)


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

Forward-Looking Statements

         In addition to the historical information contained herein, this Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements concerning plans, objectives, goals, strategies, prospects, revenues, liquidity and capital resources, financial needs and future performance, costs and expenditures. Such statements may be identified or qualified, without limitation, by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance, achievements and results may differ materially from those expressed, projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, dependence on collaborative partners, early stage of drug development, additional financing requirements and availability, history (and expectation) of losses, uncertainty associated with preclinical and clinical testing, market acceptance, intense competition, lack of marketing experience, materials incompatibility, hazardous materials, and the other risks and uncertainties described or discussed in the section "Risk Factors" in the Annual Report on Form 10-KSB for the year ended December 31, 2002. The forward-looking statements contained herein represent the Company's judgment as of the date of this Quarterly Report on Form 10-QSB, and the Company cautions readers not to place undue reliance on such statements.

Results of Operations

         Symbollon's net loss for the three-month period ended March 31, 2003 was $166,197, reflecting a decrease of $24,822 from a net loss of $191,019 in the comparable 2002 period. The decreased loss for the three-month period resulted primarily from decreased research and development expenses and decreased general and administrative expenses, partially offset by decreased revenues from product sales and decreased interest income. The Company expects to continue to incur operating losses for the foreseeable future.

         Product revenues from sales of IodoZyme(R) (the Company's bovine teat sanitizer product) for the three-month period ended March 31, 2003 were $22,790, reflecting a decrease of $94,894 from the product sales in the comparable 2002 period. Because the Company's exclusive marketing partner orders IodoZyme a limited number of times each year, the changes between periods reflect mostly timing differences in receipt of those orders from the marketing partner, and the decreased sales for the three-month period do not necessarily reflect correspondingly decreased sales for the entire year.

         The gross profit margin on product sales for the three-month period ended March 31, 2003 was (3.4%), compared to 28.9% in the comparable 2002 period. The decrease in the gross profit margin on product sales for the three-month period ended March 31, 2003 was primarily due to decreased sales volume.

         Research and development expenses for the three-month period ended March 31, 2003 were $59,987, reflecting a decrease of $43,682 from the research and development expenses in the comparable 2002 period. The decrease resulted primarily from decreased consulting and other development expenses related to IoGen. The Company anticipates that research and development expenses will decrease during 2003, as compared to prior year periods. The Company intends to limit its development efforts for IoGen(TM) (the Company's proposed treatment for certain female breast conditions) to certain regulatory activities until the Company is able to secure the resources necessary to continue the clinical development of IoGen.

         General and administrative expenses for the three-month period ended March 31, 2003 were $108,645, reflecting a decrease of $19,366 from the general and administrative expenses in the comparable 2002 period. The decrease in the general and administrative expenses for the three-month period ended March 31, 2003 was primarily due to decreased legal and exchange listing expenses. The Company anticipates that general and administrative expenses will increase from current levels during the remainder of 2003 due to expenses incurred from its investment banking relationship with Madison Keats.

         The Company's interest income for the three-month period ended March 31, 2003 was $3,212, reflecting a decrease of $3,498 from the interest income in the comparable 2002 period. The decrease resulted from a decrease in available funds for investment and decreases in available interest rates.

Financial Condition, Liquidity and Capital Resources

         The Company has primarily funded its activities through proceeds from private and public placements of equity and revenues from research and development collaborations with corporate partners. The Company continues to incur operating losses and has incurred a cumulative loss through March 31, 2003 of $9,056,744. As of March 31, 2003, the Company had working capital of $1,125,718. The Company believes that it has the necessary liquidity and capital resources to sustain planned operations for the twelve months following March 31, 2003. The Company's planned operations for 2003 include manufacturing IodoZyme and securing additional resources to sustain the operations of the Company and to complete the clinical development of IoGen. The Company estimates that it will cost approximately $20 million to complete the clinical development of IoGen. Until the Company secures additional resources, it will not be able to conduct any further significant clinical development of IoGen, including necessary clinical trials or animal toxicity studies that are required to submit IoGen for FDA marketing approval, on which the Company's future is likely dependent. If the Company cannot secure additional resources before existing resources are exhausted, which is estimated to occur by the end of 2004, the Company will have to curtail, or perhaps cease, operations.

         During the remainder of 2003, the Company is committed to pay approximately $330,000 as compensation to its current executive officers and approximately $27,000 for lease payments on its facilities. The Company has no plans to incur any cost for development of IoGen or material capital expenditures during fiscal 2003. At December 31, 2002, the Company had a net operating loss carryforward for federal income tax purposes of approximately $8,663,000.

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

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None.

         (b) Reports on Form 8-K

                  The Company filed a report on Form 8-K on March 28, 2003. The report contained an Item 9 disclosure concerning the Section 906 certificates filed by the Company's executive officers.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                     SYMBOLLON PHARMACEUTICALS, INC.

Date:  May 15, 2003                  By: /s/ Paul C. Desjourdy
                                         --------------------------------------
                                         Paul C. Desjourdy, President/COO/CFO
                                         and authorized signatory

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

Date:  May 15, 2003                 By: /s/ Jack H. Kessler
                                       ----------------------------------------
                                       Jack H. Kessler, Chief Executive Officer

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

Date:  May 15, 2003              By: /s/ Paul C. Desjourdy
                                    ------------------------------------------
                                    Paul C. Desjourdy, Chief Financial Officer