Form 10QSB
period 2003-06-30
SYMBOLLON CORP
filed 2003-08-13
CIK 912086

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

.................................................................................
                    (Former name, former address and former
                   fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days. Yes X No
__

As of August 12, 2003, 4,196,204 shares of Class A Common Stock of the issuer were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___   No  X

                         SYMBOLLON PHARMACEUTICALS, INC.
                          (a Development Stage Company)



                                      INDEX

                                                                           PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheets - June 30, 2003
                     (unaudited) and December 31, 2002                      3

                  Unaudited Condensed Statements of Operations
                     and Deficit Accumulated During the Development
                     Stage - For the three and six months ended
                     June 30, 2003 and 2002 and for the period from
                     July 15, 1986 (inception) to June 30, 2003             5

                  Unaudited Condensed Statements of Cash Flows -
                     For the six months ended June 30, 2003 and 2002
                     and for the period from July 15, 1986
                     (inception) to June 30, 2003                           6

                  Notes to the Unaudited Condensed Financial Statements     7

         Item 2.  Management's Discussion and Analysis
                     or Plan of Operation                                  10

         Item 3.  Controls and Procedures                                  12

PART II.  OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders       13

         Item 5.  Other Information                                        13

         Item 6.  Exhibits and Reports on Form 8-K                         14

SIGNATURE                                                                  14

EXHIBIT INDEX                                                              15


                         Symbollon Pharmaceuticals, Inc.
                          (a Development Stage Company)


                            Condensed Balance Sheets





                                                                                         June 30,
                                                                                          2003            December 31,
                                                                                      (unaudited)             2002
------------------------------------------------------------------------------------------------------------------------------------

Assets

Current assets:
   Cash and cash equivalents                                                         $    952,028          $ 1,244,606
   Accounts receivable                                                                     23,812              100,999
   Inventory                                                                               68,304               34,642
   Prepaid expenses                                                                        27,001               59,403
------------------------------------------------------------------------------------------------------------------------------------

       Total current assets                                                             1,071,145            1,439,650

Equipment and leasehold improvements, net of
  accumulated depreciation and amortization                                                66,478               76,470

Other assets:
   Patent and trademark costs, net of accumulated
     amortization                                                                         347,864              330,767
   Deposit                                                                                  2,364                2,364
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     $  1,487,851          $ 1,849,251
------------------------------------------------------------------------------------------------------------------------------------



                         Symbollon Pharmaceuticals, Inc.
                          (a Development Stage Company)

                            Condensed Balance Sheets
                                   (Continued)




                                                                                         June 30,
                                                                                           2003           December 31,
                                                                                       (unaudited)            2002
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                                 $      33,152         $     21,559
   Accrued clinical development expenses                                                   86,250               92,850
   Other current liabilities                                                               32,048               20,560
------------------------------------------------------------------------------------------------------------------------------------

       Total current liabilities                                                          151,450              134,969
------------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
   Common stock, Class A, par value $.001 per share, 18,750,000 shares authorized, 4,196,204 and 4,196,204 shares issued and
     outstanding, respectively                                                              4,196                4,196
   Convertible common stock, Class B, par value $.001
     per share, 1,250,000 shares authorized and unissued                                        -                    -
   Preferred stock, par value $.001 per share, 5,000,000 shares
     authorized and unissued                                                                    -                    -
   Additional paid-in capital                                                          11,435,193           11,435,193
   Deficit accumulated during the development stage                                    (9,268,428)          (8,890,547)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                        2,170,961            2,548,842
   Common stock subscriptions receivable                                                 (834,560)            (834,560)
------------------------------------------------------------------------------------------------------------------------------------

       Total stockholders' equity                                                       1,336,401            1,714,282
------------------------------------------------------------------------------------------------------------------------------------

                                                                                    $   1,487,851         $  1,849,251
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



                         Symbollon Pharmaceuticals, Inc.
                          (a Development Stage Company)

 Condensed Statements of Operations and Deficit Accumulated During the Development Stage
                                   (unaudited)



                                                                                                                          For the
                                                                                                                        Period from
                                                    Three Months Ended                   Six Months Ended              July 15, 1986
                                                         June 30,                            June 30,                 (Inception) to
                                             ----------------------------       -------------------------------            June 30,
                                                  2003              2002              2003               2002                2003
------------------------------------------------------------------------------------------------------------------------------------

Revenue:
   Net product sales                         $    53,644       $   85,912       $     76,434       $    203,596      $    2,405,604
   Contract revenue                                    -                -                  -                  -             988,713
   License fee revenue                                 -                -                  -                  -           3,440,000
------------------------------------------------------------------------------------------------------------------------------------

     Total revenue                                53,644           85,912             76,434            203,596           6,834,317
------------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
   Cost of goods sold                             46,881           72,437             70,448            156,170           1,643,075
   Research and development costs                 81,737           51,981            141,724            155,650           9,094,699
   General and administrative expenses           139,103           91,641            247,748            219,652           5,975,328
------------------------------------------------------------------------------------------------------------------------------------

     Total operating expenses                    267,721          216,059            459,920            531,472          16,713,102
------------------------------------------------------------------------------------------------------------------------------------

Loss from operations                            (214,077)        (130,147)          (383,486)          (327,876)         (9,878,785)

Interest income                                    2,393            5,780              5,605             12,490             966,617

Interest expense and debt issuance costs               -                -                  -                  -            (356,260)
------------------------------------------------------------------------------------------------------------------------------------

Net loss                                     $  (211,684)      $ (124,367)      $   (377,881)      $   (315,386)     $   (9,268,428)
------------------------------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per share of
  common stock                               $      (.05)      $     (.03)      $       (.09)       $      (.08)
------------------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares
  outstanding - basic and diluted              4,196,204        4,193,171          4,196,204          4,191,475
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



                         Symbollon Pharmaceuticals, Inc.
                          (a Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)





                                                                                                              For the
                                                                                                            Period from
                                                                             Six Months Ended              July 15, 1986
                                                                                 June 30,                 (Inception) to
                                                                        ------------------------             June 30,
                                                                         2003               2002               2003
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net loss                                                       $  (377,881)       $  (315,386)          $(9,268,428)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                     20,013             22,871               628,022
     Amortization of debt issuance costs                                    -                  -               130,000
     Loss on disposition of equipment and patents                           -                  -                53,487
     License fees recognized for common stock forfeiture                    -                  -              (675,000)
     Changes in operating assets and liabilities:
       Accounts receivable                                             77,187            (34,477)              (23,812)
       Inventory                                                      (33,662)            (2,599)              (68,304)
       Prepaid expenses                                                32,402             32,910               (27,001)
       Accounts payable and other current liabilities                  16,481            (94,256)              208,626
------------------------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                       (265,460)          (390,937)           (9,042,410)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchase of equipment and leasehold improvements                         -            (22,933)             (439,232)
   Patent and trademark cost additions                                (27,118)           (18,324)             (668,671)
   Proceeds from sale of equipment                                          -                  -                12,050
   Deposit                                                                  -                  -                (2,364)
------------------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                        (27,118)           (41,257)           (1,098,217)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Issuance of common stock                                                 -                  -            11,815,692
   Redemption of common stock                                               -                  -              (175,000)
   Warrant and option exercises                                             -             10,830               219,425
   Borrowings from stockholders                                             -                  -               253,623
   Repayment of borrowings from stockholders                                -                  -              (127,683)
   Sale of option to purchase units                                         -                  -                   100
   Public offering costs                                                    -                  -            (1,343,502)
   Issuance of preferred stock                                              -                  -               450,000
------------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                          -             10,830            11,092,655
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                 (292,578)          (421,364)              952,028

Cash and cash equivalents, beginning of period                      1,244,606          1,946,486                     -
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                          $   952,028        $ 1,525,122           $   952,028
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


                         SYMBOLLON PHARMACEUTICALS, INC.
                          (a Development Stage Company)


                     Notes to Condensed Financial Statements
                                   (Unaudited)


1. Description of   Symbollon  Pharmaceuticals,  Inc.
   Business         (formerly  Symbollon  Corporation) was formed to develop and
                    commercialize    proprietary   iodine-based   products   for
                    infection   control  and   treatment   in   biomedical   and
                    bioagricultural   industries.   The   Company   is  in   the
                    development stage and its efforts since inception have been principally devoted to research and development, securing patent and trademark protection and raising capital.

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


2. Accounting       The accompanying  unaudited financial
   Policies         statements  do  not  contain  all  of  the  disclosures
   and              required  by  generally   accepted   accounting
   Disclosure       principles  and  should  be read  in  conjunction  with  the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended
                    December  31, 2002 filed with the  Securities  and  Exchange
                    Commission.

                    In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

   Stock-Based      At June 30,  2003,  the Company had three stock
   Compensation     based  compensation  plans (one incentive and
                    nonqualified,  one  employee and one  non-employee  director plan).  The  Company  accounts  for  those  plans  under the recognition  and  measurement  principles of APB Opinion No.
                    25,  "Accounting for Stock Issued to Employees," and related interpretations.  No stock-based employee  compensation cost is  reflected  in net loss,  and the options  granted  under those plans had an exercise price equal to, or greater than, the market value of the underlying  common stock on the date of the grant.  In  accordance  with FASB  Statement No. 148,
                    "Accounting  for  Stock-Based   Compensation-Transition  and
                    Disclosure," beginning in the quarter ending March 31, 2003, the Company adopted the disclosure requirements of FASB No.
                    148.

                    The Company provides proforma disclosures of compensation expense under the fair value method of SFAS No. 123 "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure".

2. Accounting       The fair value of the
   Policies and     Company's  stock  options used to compute pro forma net loss
   Disclosure       and    net  loss  per  share  disclosures  is the
   (Continued)      estimated   present   value  at   grant   date   using   the
                    Black-Scholes   option-pricing   model  with  the  following
   Stock-Based      weighted average assumptions for 2003 and 2002:
   Compensation     dividend yield of 0%; expected volatility of 0.80; risk free
   (Continued)      interest rates of 4.49%-5.25%;  and an expected
                    holding  period of 10 years.

                    Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the periods shown below would have been as follows:


                    For the Three Months Ended June  30,                        2003                2002
                    --------------------------------------------------------------------------------------

                    Net loss                                              $ (211,684)      $    (124,367)

                    Add: Stock-based employee compensation
                     expense included in reported net income,
                     net of related tax effects                                    -                   -

                    Deduct: Total stock-based employee
                     contribution determined under fair
                     value method of all awards, net of
                     related tax effects                                      (1,650)            (40,259)
                    --------------------------------------------------------------------------------------

                    Basic and diluted loss per share                      $ (213,334)      $    (164,626)
                    --------------------------------------------------------------------------------------

                    Basic and diluted loss per share:
                       As reported                                        $     (.05)      $        (.03)
                       Pro forma                                          $     (.05)      $        (.04)


                    For the Six Months Ended June  30,                          2003                2002
                    --------------------------------------------------------------------------------------

                    Net loss                                              $ (377,881)      $    (315,386)

                    Add: Stock-based employee compensation
                      expense included in reported net income,
                      net of related tax effects                                   -                   -

                    Deduct: Total stock-based employee
                      contribution determined under fair
                      value method of all awards, net of
                      related tax effects                                     (3,300)            (80,518)
                    --------------------------------------------------------------------------------------

                    Basic and diluted loss per share                      $ (381,181)      $    (395,904)
                    --------------------------------------------------------------------------------------

                    Basic and diluted loss per share:
                       As reported                                        $     (.09)      $        (.08)
                       Pro forma                                          $     (.09)      $        (.09)


2. Accounting       In November 2002,  Emerging  Issues
   Policies and     Task Force  ("EITF")  issued EITF No.  00-21,  "Revenue
   Disclosure       Arrangements with Multiple  Deliverables".  EITF
   (Continued)      00-21 requires that  consideration    received in
                    connection    with    arrangements     involving    multiple
   Recent           revenue-generating  activities  be measured and allocated to
   Accounting       each separate  unit of  accounting in the
   Standards        arrangement.   Revenue   recognition   would  be  determined
                    separately for each unit of   accounting within the
                    arrangement.   EITF   00-21   is   effective   for   revenue
                    arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 is not expected to have a material affect on our financial position, results of operations, or cash flows.

                    In May 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 is not expected to have a material affect on our financial position, results of operations, or cash flows.

                    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), because that instrument represents an obligation. Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material affect on our financial position, results of operations, or cash flows.

3. Notes            In January 2001,  the Company's  Chief
   Receivable       Executive  Officer  and  President  exercised
   from  Related    options to purchase  211,281 and 251,614  shares of
   Parties          common  stock,  respectively,   pursuant  to  the  Company's
                    executive loan program. The aggregate principal amounts of the promissory notes at June 30, 2003 accepted by the Company from its Chief Executive Officer and President in consideration for the issuance of the common stock are $385,645 and $448,915, respectively. These recourse notes have an annual interest rate of 5.61% and are due on December 31, 2005.

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

Forward-Looking Statements

         In addition to the historical information contained herein, this Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements concerning plans, objectives, goals, strategies, prospects, revenues, liquidity and capital resources, financial needs and future performance, costs and expenditures. Such statements may be identified or qualified, without limitation, by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance, achievements and results may differ materially from those expressed, projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, dependence on collaborative partners, early stage of drug development, additional financing requirements and availability, history (and expectation) of losses, uncertainty associated with preclinical and clinical testing, market acceptance, intense competition, lack of marketing experience, materials incompatibility, hazardous materials, and the other risks and uncertainties described or discussed in the section "Risk Factors" in the Annual Report on Form 10-KSB for the period ended December 31, 2002. The forward-looking statements contained herein represent the Company's judgment as of the date of this Quarterly Report on Form 10-QSB, and the Company cautions readers not to place undue reliance on such statements.

Results of Operations

         Symbollon's net loss for the three-month period ended June 30, 2003 was $211,684, reflecting an increase of $87,317 from a net loss of $124,367 in the comparable 2002 period. Symbollon's net loss for the six-month period ended June 30, 2003 was $377,881, reflecting an increase of $62,495 from a net loss of $315,386 in the comparable 2002 period. The increased loss for such periods resulted primarily from decreased revenues from product sales, increased research and development expenses and increased general and administrative expenses. The Company expects to continue to incur operating losses for the foreseeable future.

         Product revenues from sales of IodoZyme(R) (the Company's bovine teat sanitizer product) for the three and six-month periods ended June 30, 2003 were $53,644 and $76,434, respectively, compared to $85,912 and $203,596 in the comparable 2002 periods. According to the Company's exclusive marketing partner, orders for IodoZyme have significantly decreased in 2003 due to decreased demand for IodoZyme. At this time, it is not clear whether the market demand for IodoZyme will return. It is possible that IodoZyme's marketing partner may choose to discontinue offering IodoZyme for sale.

         The gross profit margin on product sales for the three and six-month periods ended June 30, 2003 were 13% and 8%, respectively, compared to 16% and 23% in the comparable 2002 periods. The decrease in the gross profit margin on product sales for the three and six-month periods ended June 30, 2003 was primarily due to decreased sales volume.

         Research and development expenses for the three-month period ended June 30, 2003 were $81,737, reflecting an increase from the research and development expenses of $29,756 in the comparable 2002 period. The increase for the three-month period resulted primarily from increased salary and related expenses due to less manufacturing allocation of such salaries. Research and development expenses for the six-month period ended June 30, 2003 were $141,724, reflecting a decrease from the research and development expenses of $13,926 in the comparable 2002 period. The decrease for the six-month period resulted primarily from decreased costs related to the Company's ongoing development of IoGen and related consulting fees, partially offset by increased salary and related expenses. The Company anticipates that research and development expenses will remain at current levels for the remainder of 2003.

         General and administrative expenses for the three and six-month periods ended June 30, 2003 were $139,103 and $247,748, respectively, reflecting an increase of $47,462 and $28,096, from the general and administrative expenses in the comparable 2002 periods. The increases in the general and administrative expenses for the three and six-month periods ended June 30, 2003 were primarily due to increased consulting fees from the Company's relationship with Madison Keats and salary and related expenses due to less manufacturing allocation of such salaries, partially offset by decreased legal and securities listing fees. The Company anticipates that general and administrative expenses will remain at current levels for the remainder of 2003.

         The Company's interest income for the three and six-month periods ended June 30, 2003 were $2,393 and $5,605, respectively, reflecting a decrease of $3,387 and $6,885, from the interest income in the comparable 2002 periods. The decreases resulted from a decrease in available funds for investment and significant decreases in available investment rates.

Financial Condition, Liquidity and Capital Resources

         The Company has primarily funded its activities through proceeds from private and public placements of equity and revenues from research and development collaborations with corporate partners. The Company continues to incur operating losses and has incurred a cumulative loss through June 30, 2003 of $9,268,428. As of June 30, 2003, the Company had working capital of $919,695. The Company believes that it has the necessary liquidity and capital resources to sustain planned operations for the twelve months following June 30, 2003. The Company's planned operations for 2003 include manufacturing IodoZyme and securing additional resources to sustain the operations of the Company and to complete the clinical development of IoGen. The Company estimates that it will cost approximately $20 million to complete the clinical development of IoGen. Until the Company secures additional resources, it will not be able to conduct any further significant clinical development of IoGen, including necessary clinical trials or animal toxicity studies that are required to submit IoGen for FDA marketing approval, on which the Company's future is likely dependent. If the Company cannot secure additional resources before existing resources are exhausted, which is estimated to occur before the end of 2004, the Company will have to curtail, or perhaps cease, operations.

         During the remainder of 2003, the Company is committed to pay approximately $220,000 as compensation to its current executive officers and approximately $18,000 for lease payments on its facilities. The Company has no plans to incur any cost for development of IoGen or material capital expenditures during the remainder of fiscal 2003. At December 31, 2002, the Company had a net operating loss carryforward for federal income tax purposes of approximately $8,663,000.

Item 3.  Controls and Procedures

         The Company's management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         There has not been any change in the Company's internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         The following items were submitted to a vote of the stockholders at the Company's Annual Meeting on May 21, 2003:

         1. Election of Directors. The following directors were elected:

                                                       Votes
                                      -------------------------------------
                                         For            Against    Withheld
                                      ---------         -------    --------
            Paul C. Desjourdy         3,376,508          3,300         -0-
            Eugene Lieberstein        3,376,508          3,300         -0-

                  The board terms of James C. Richards and Richard F. Maradie continue until the Company's 2004 Annual Meeting of Stockholders. The board term of Jack H. Kessler continues until the Company's 2005 Annual Meeting of Stockholders.

         2. Ratification of BDO Seidman, LLP as the independent auditors of the
Company:

                                                       Votes
                                     --------------------------------------
                                         For           Against     Withheld
                                      ---------        -------     --------
                                      3,376,444         2,225        1,139

Item 5. Other Information

         In March 2003, the Company filed with the Food and Drug Administration ("FDA") an Application for Orphan Drug Designation for IoGen for the treatment of severe cyclic mastalgia associated with fibrocystic breast disease ("FBD"). Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition." The Orphan Drug Act generally defines a "rare disease or condition" as one that affects populations of fewer than 200,000 people in the United States. The Company has received notification from the FDA that its request has been denied because the FDA believes the prevalence of severe cyclic mastalgia associated with FBD exceeds the statutory 200,000 threshold.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits


            Exhibit
            Number                    Exhibit Description
            -------                   -------------------

              31.1 Certification of the Chief Executive Officer required by Securities Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2 Certification of the Chief Financial Officer required by Securities Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1 Certification of the Chief Executive Officer required by Securities Exchange Act Rule 13a-14(b) and 18 U.S.C.
                        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2 Certification of the Chief Financial Officer required by Securities Exchange Act Rule 13a-14(b) and 18 U.S.C.
                        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) Reports on Form 8-K

         The Company furnished a report on Form 8-K on May 15, 2003. The report contained an Item 9 disclosure concerning the Section 906 certificates filed by the Company's executive officers.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                   SYMBOLLON PHARMACEUTICALS, INC.

Date:  August 13, 2003             By: /s/ Paul C. Desjourdy
                                       ----------------------------------------
                                       Paul C. Desjourdy, President/COO/CFO
                                       and authorized signatory

                                  EXHIBIT INDEX


Exhibit Number                   Exhibit Description
--------------                   -------------------

     31.1 Certification of the Chief Executive Officer required by Securities Exchange Act Rule 13a-14(a) as adopted pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of the Chief Financial Officer required by Securities Exchange Act Rule 13a-14(a) as adopted pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of the Chief Executive Officer required by Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of the Chief Financial Officer required by Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.