Form 10QSB
period 2003-09-30
SYMBOLLON CORP
filed 2003-11-14
CIK 912086

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

    .......................................................................
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days. Yes X No
__

As of November 13, 2003, 4,196,204 shares of Class A Common Stock of the issuer were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___   No X

                         SYMBOLLON PHARMACEUTICALS, INC.
                          (a Development Stage Company)



                                      INDEX

                                                                           PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Balance Sheets - September 30, 2003
                  (unaudited) and December 31, 2002                          3

         Unaudited Condensed Statements of Operations
                   and Deficit Accumulated During the Development Stage
                   - For the three and nine months ended September 30, 2003 and 2002 and for the period from July 15, 1986
                   (inception) to September 30, 2003                         5

         Unaudited Condensed Statements of Cash Flows
                   - For the nine months ended September 30, 2003 and
                   2002 and for the period from July 15, 1986
                   (inception) to September 30, 2003                         6

         Notes to the Unaudited Condensed Financial Statements               7

         Item 2.  Management's Discussion and Analysis
                           or Plan of Operation                             11

         Item 3.  Controls and Procedures                                   13

PART II.  OTHER INFORMATION

         Item 5.  Other Information                                         14

         Item 6.  Exhibits and Reports on Form 8-K                          16

SIGNATURE                                                                   17

EXHIBIT INDEX                                                               18



                         Symbollon Pharmaceuticals, Inc.
                          (a Development Stage Company)


                            Condensed Balance Sheets



                                                                                      September 30,
                                                                                          2003              December 31,
                                                                                      (unaudited)               2002
------------------------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
   Cash and cash equivalents                                                         $    809,527          $ 1,244,606
   Accounts receivable                                                                     26,009              100,999
   Inventory                                                                               56,070               34,642
   Prepaid expenses                                                                        10,801               59,403
------------------------------------------------------------------------------------------------------------------------------------

       Total current assets                                                               902,407            1,439,650

Equipment and leasehold improvements, net of
  accumulated depreciation and amortization                                                61,482               76,470

Other assets:
   Patent and trademark costs, net of accumulated
     amortization                                                                         385,842              330,767
   Deposit                                                                                  2,364                2,364
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     $  1,352,095          $ 1,849,251
------------------------------------------------------------------------------------------------------------------------------------

                         Symbollon Pharmaceuticals, Inc.
                          (a Development Stage Company)

                            Condensed Balance Sheets
                                   (Continued)




                                                                                       September 30,
                                                                                           2003           December 31,
                                                                                        (unaudited)            2002
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                                 $      69,043         $     21,559
   Accrued clinical development expenses                                                   86,250               92,850
   Other current liabilities                                                               29,934               20,560
------------------------------------------------------------------------------------------------------------------------------------

       Total current liabilities                                                          185,227              134,969
------------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
   Common stock, Class A, par value $.001 per share, 18,750,000 shares authorized, 4,196,204 shares issued and
     outstanding                                                                            4,196                4,196
   Convertible common stock, Class B, par value $.001
     per share, 1,250,000 shares authorized and unissued                                        -                    -
   Preferred stock, par value $.001 per share, 5,000,000 shares
     authorized and unissued                                                                    -                    -
   Additional paid-in capital                                                          11,435,193           11,435,193
   Deficit accumulated during the development stage                                    (9,437,961)          (8,890,547)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                        2,001,428            2,548,842
   Common stock subscriptions receivable                                                 (834,560)            (834,560)
------------------------------------------------------------------------------------------------------------------------------------

       Total stockholders' equity                                                       1,166,868            1,714,282
------------------------------------------------------------------------------------------------------------------------------------

                                                                                    $   1,352,095         $  1,849,251
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


                         Symbollon Pharmaceuticals, Inc.
                          (a Development Stage Company)

                     Condensed Statements of Operations and
                Deficit Accumulated During the Development Stage
                                   (unaudited)



                                                                                                                         For the
                                                                                                                       Period from
                                                      Three Months Ended                    Nine Months Ended         July 15, 1986
                                                         September 30,                        September 30,          (Inception) to
                                                -----------------------------       ------------------------------    September 30,
                                                    2003               2002              2003              2002            2003
------------------------------------------------------------------------------------------------------------------------------------
Revenue:
   Net product sales                            $    34,333       $   76,434       $    110,767       $   280,030    $    2,439,937
   Contract revenue                                       -                -                  -                 -           988,713
   License fee revenue                                    -                -                  -                 -         3,440,000
------------------------------------------------------------------------------------------------------------------------------------

     Total revenue                                   34,333           76,434            110,767           280,030         6,868,650
------------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
   Cost of goods sold                                41,189           74,391            111,637           230,561         1,684,264
   Research and development costs                    86,277           73,135            228,001           228,785         9,180,976
   General and administrative expenses               77,661           65,054            325,409           284,706         6,052,989
------------------------------------------------------------------------------------------------------------------------------------

     Total operating expenses                       205,127          212,580            665,047           744,052        16,918,229
------------------------------------------------------------------------------------------------------------------------------------

Loss from operations                              (170,794)         (136,146)          (554,280)         (464,022)      (10,049,579)

Interest income                                      1,261             5,386              6,866            17,876           967,878

Interest expense and debt issuance costs                 -                 -                  -                 -          (356,260)
------------------------------------------------------------------------------------------------------------------------------------

Net loss                                       $  (169,533)       $ (130,760)      $   (547,414)     $   (446,146)   $   (9,437,961)
------------------------------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per share of
  common stock                                 $      (.04)       $     (.03)      $      (.13)       $      (.11)
------------------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares
  outstanding - basic and diluted                4,196,204         4,196,204          4,196,204         4,193,068
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

                         Symbollon Pharmaceuticals, Inc.
                          (a Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)




                                                                                                             For the
                                                                                                           Period from
                                                                             Nine Months Ended           July 15, 1986
                                                                               September 30,             (Inception) to
                                                                        ------------------------          September 30,
                                                                         2003               2002               2003
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                       $  (547,414)       $  (446,146)          $(9,437,961)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                     30,019             34,307               638,028
     Amortization of debt issuance costs                                    -                  -               130,000
     Loss on disposition of equipment and patents                           -                  -                53,487
     License fees recognized for common stock forfeiture                    -                  -              (675,000)
     Changes in operating assets and liabilities:
       Accounts receivable                                             74,990            (31,571)              (26,009)
       Inventory                                                      (21,428)            20,235               (56,070)
       Prepaid expenses                                                48,602             49,365               (10,801)
       Accounts payable and other current liabilities                  50,258           (103,911)              242,403
------------------------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                       (364,973)          (477,721)           (9,141,923)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchase of equipment and leasehold improvements                         -            (22,933)             (439,232)
   Patent and trademark cost additions                                (70,106)           (24,185)             (711,659)
   Proceeds from sale of equipment                                          -                  -                12,050
   Deposit                                                                  -                  -                (2,364)
------------------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                        (70,106)           (47,118)           (1,141,205)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Issuance of common stock                                                 -                  -            11,815,692
   Redemption of common stock                                               -                  -              (175,000)
   Warrant and option exercises                                             -             10,830               219,425
   Borrowings from stockholders                                             -                  -               253,623
   Repayment of borrowings from stockholders                                -                  -              (127,683)
   Sale of option to purchase units                                         -                  -                   100
   Public offering costs                                                    -                  -            (1,343,502)
   Issuance of preferred stock                                              -                  -               450,000
------------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                          -             10,830            11,092,655
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                 (435,079)          (514,009)              809,527

Cash and cash equivalents, beginning of period                      1,244,606          1,946,486                     -
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                          $   809,527        $ 1,432,477           $   809,527
------------------------------------------------------------------------------------------------------------------------------------

Supplemental information:
   During 2001, the Company issued 462,895 shares of its Class A common stock for a subscription receivable of $834,560. There were no payments made for interest or income taxes during the nine months ended 2003 or 2002.

                                                                           See accompanying notes to condensed financial statements.

                         Symbollon Pharmaceuticals, Inc.
                          (a Development Stage Company)

                     Notes to Condenses Financial Statements
                                   (Unaudited)



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


2. Accounting       The accompanying  unaudited financial
   Policies and     statements  do  not  contain  all  of  the  disclosures
   Disclosure       required  by  generally   accepted   accounting
                    principles and should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended
                    December  31, 2002 filed with the  Securities  and  Exchange
                    Commission.

                    In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

   Stock-Based      At September  30,  2003,  the Company had three
   Compensation     stock based compensation  plans (one  incentive
                    and nonqualified, one employee and one non-employee director plan).  The  Company  accounts  for  those  plans  under the recognition  and  measurement  principles of APB Opinion No.
                    25,  "Accounting for Stock Issued to Employees," and related interpretations.  No stock-based employee  compensation cost is  reflected  in net loss,  and the options  granted  under those plans had an exercise price equal to, or greater than, the market value of the underlying  common stock on the date of the grant.  In  accordance  with FASB  Statement No. 148,
                    "Accounting  for  Stock-Based   Compensation-Transition  and
                    Disclosure," beginning in the quarter ending March 31, 2003, the Company adopted the disclosure requirements of FASB No.
                    148.

                    The Company provides proforma disclosures of compensation expense under the fair value method of FASB Statement No. 123 "Accounting for Stock-Based Compensation" and FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure".

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

                    Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the periods shown below would have been as follows:


                    For the Three Months Ended September 30,                  2003                2002
                    --------------------------------------------------------------------------------------

                    Net loss - as reported                                $ (169,533)      $    (130,760)

                    Add: Stock-based employee compensation
                         expense included in reported net loss,
                         net of related tax effects                                -                   -

                    Deduct: Total stock-based employee
                         contribution determined under fair
                         value method of all awards, net of
                         related tax effects                                  (1,650)            (40,259)
                    --------------------------------------------------------------------------------------

                    Proforma net loss                                     $ (171,183)      $    (171,019)
                    --------------------------------------------------------------------------------------

                    Basic and diluted loss per share:
                         As reported                                      $     (.04)      $        (.03)
                         Pro forma                                        $     (.04)      $        (.04)

                    For the Nine Months Ended September 30,                    2003                2002
                    --------------------------------------------------------------------------------------

                    Net loss - as reported                                $ (547,414)      $    (446,146)

                    Add: Stock-based employee compensation
                         expense included in reported net loss,
                         net of related tax effects                                -                   -

                     Deduct: Total stock-based employee
                         contribution determined under fair
                         value method of all awards, net of
                         related tax effects                                  (4,950)           (120,777)
                     --------------------------------------------------------------------------------------

                     Proforma net loss                                    $ (552,364)      $    (566,923)
                     --------------------------------------------------------------------------------------

                     Basic and diluted loss per share:
                          As reported                                     $     (.13)      $        (.11)
                          Pro forma                                       $     (.13)      $        (.14)


   Recent           In  December  2002,  the FASB  issued  SFAS No.  148,
   Accounting       "Accounting  for  Stock-Based     Compensation  -
   Standards        Transaction  and  Disclosure."  SFAS No. 148 amends SFAS No.
                    123,    "Accounting for Stock-Based  Compensation."
                    SFAS No. 148 provides  alternative methods of transition for a  voluntary  change  to the  fair  value  based  method  of
                    accounting  for  stock-based   employee   compensation.   In
                    addition, it amends the disclosure  requirements of SFAS No.
                    123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The annual requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002 and the interim requirements are effective for interim periods beginning after December 15, 2002. The
                    Company does not plan to transition to the fair value method of accounting for its stock-based employee compensation.

                    In November 2002, Emerging Issues Task Force ("EITF") issued EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables". EITF 00-21 requires that consideration received in connection with arrangements involving multiple revenue-generating activities be measured and allocated to each separate unit of accounting in the arrangement. Revenue recognition would be determined separately for each unit of accounting within the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 is not expected to have a material affect on the Company's financial position, results of operations or cash flows.

                    In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires the guarantor to recognize a liability for the contingent and non-contingent component of a guarantee; which means (a) the guarantor has undertaken an obligation to stand ready to perform in the event that specified triggering events or conditions occur and (b) the guarantor has undertaken a contingent obligation to make future payments if such triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The Company is required to recognize the liability even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. FIN 45 also requires additional disclosures related to guarantees that have certain specified characteristics. The Company was required to adopt, and has adopted the disclosure provisions of FIN 45 in the Company's financial statements as of and for the year ended December 31, 2002.

   Recent           Additionally,   the   recognition  and  measurement
   Accounting       provisions  of FIN  45  are  effective  for    all
   Standards        guarantees entered into or modified after December 31, 2002.
   (Continued)
                    In January 2003, the FASB issued FIN
                    46, "Consolidation of Variable Interest Entities." FIN 46's consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN
                    46 represents an accounting change, not a change in the underlying economics of asset sales. FIN 46 is effective for consolidated financial statements issued after June 30, 2003. We believe the adoption of FIN 46 will not have an effect on the Company's financial position, future results of operations or cash flows.

                    In May 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 is not expected to have a material affect on the Company's financial position, results of operations or cash flows.


3. Notes Receivable   In January 2001,  the Company's  Chief
   from  Related    Executive  Officer  and  President  exercised
   Parties          options to purchase  211,281 and 251,614  shares of
                    common  stock,  respectively,   pursuant  to  the  Company's
                    executive loan program. The aggregate principal amounts of the promissory notes at September 30, 2003 accepted by the Company from its Chief Executive Officer and President in consideration for the issuance of the common stock are $385,645 and $448,915, respectively. These recourse notes have an annual interest rate of 5.61% and are due on December 31, 2005.

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

Forward-Looking Statements

         In addition to the historical information contained herein, this Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements concerning plans, objectives, goals, strategies, prospects, revenues, liquidity and capital resources, financial needs and future performance, costs and expenditures. Such statements may be identified or qualified, without limitation, by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance, achievements and results may differ materially from those expressed, projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, dependence on collaborative partners, early stage of drug development, additional financing requirements and availability, history (and expectation) of losses, uncertainty associated with preclinical and clinical testing, market acceptance, intense competition, lack of marketing experience, materials incompatibility, hazardous materials, and the other risks and uncertainties described or discussed in the section "Risk Factors" in Amendment No. 1 to the Registration Statement on Form SB-2 filed by the Company on November 6, 2003 and declared effective on November 7, 2003. The forward-looking statements contained herein represent the Company's judgment as of the date of this Quarterly Report on Form 10-QSB, and the Company cautions readers not to place undue reliance on such statements.

Results of Operations

         Symbollon's net loss for the three-month period ended September 30, 2003 was $169,533, reflecting an increase of $38,773 from a net loss of $130,760 in the comparable 2002 period. Symbollon's net loss for the nine-month period ended September 30, 2003 was $547,414, reflecting an increase of $101,268 from a net loss of $446,146 in the comparable 2002 period. The increased loss for such periods resulted primarily from increased general and administrative expenses and decreased product sales. The Company expects to continue to incur operating losses for the foreseeable future.

         Product revenues from sales of IodoZyme(R) (the Company's bovine teat sanitizer product) for the three and nine-month periods ended September 30, 2003 were $34,333 and $110,767, respectively, compared to $76,434 and $280,030 in the comparable 2002 periods. According to the Company's exclusive marketing partner, orders for IodoZyme have significantly decreased in 2003 due to decreased demand for IodoZyme. As of September 30, 2003, the Company had orders for future delivery of IodoZyme of approximately $150,000. Because the marketing partner orders IodoZyme a limited number of times each year, the changes between periods reflect mostly timing differences in receipt of those orders from the marketing partner, and such changes between periods do not necessarily reflect corresponding changes in annualized sales for the entire year. Given the weakness in IodoZyme sales and the fact that IodoZyme's marketing partner sells several internally manufactured competing products, it is possible that the marketing partner may choose to discontinue offering IodoZyme for sale.

         Cost of goods sold for IodoZyme for the three and nine-month periods ended September 30, 2003 were $41,189 and $111,637, respectively, compared to $74,391 and $230,561 in the comparable 2002 periods. The gross profit (loss) margin on product sales for the three and nine-month periods ended September 30, 2003 were (20)% and (1)%, respectively, compared to 3% and 18% in the comparable 2002 periods. The decrease in the gross profit margin on product sales for the three and nine-month periods ended September 30, 2003 was primarily due to decreased sales volume and increased labor cost related to product manufactured for sale in the United Kingdom.

         Research and development expenses for the three-month period ended September 30, 2003 was $86,277, reflecting an increase of $13,142, from the research and development expenses in the comparable 2002 period. Research and development expenses for the nine-month period ended September 30, 2003 were $228,001, reflecting a decrease of $784, from the research and development expenses in the comparable 2002 period. The Company anticipates that research and development expenses will remain at current levels for the remainder of 2003. The Company intends to limit its development efforts for IoGen(TM) (the Company's proposed treatment for certain female breast conditions) to certain manufacturing scale-up activities until the Company is able to secure the resources necessary to continue the clinical development of IoGen.

         General and administrative expenses for the three and nine-month periods ended September 30, 2003 were $77,661 and $325,409, respectively, reflecting an increase of $12,607 and $40,703, from the general and administrative expenses in the comparable 2002 periods. The increases in the general and administrative expenses for the three and nine-month periods ended September 30, 2003 were primarily due to increased consulting fees from the Company's relationship with Madison Keats related to the Company's efforts to maximize the value of the IoGen program and salary and related expenses due to less manufacturing allocation of such salaries, partially offset by decreased legal and securities listing fees. The Company anticipates that general and administrative expenses will remain at current levels for the remainder of 2003.

         The Company's interest income for the three and nine-month periods ended September 30, 2003 were $1,261 and $6,866, respectively, reflecting a decrease of $4,125 and $11,010, from the interest income in the comparable 2002 periods. The decreases resulted from a decrease in available funds for investment and significant decreases in available investment rates.

Financial Condition, Liquidity and Capital Resources

         The Company has primarily funded its activities through proceeds from private and public placements of equity and revenues from research and development collaborations with corporate partners. The Company continues to incur operating losses and has incurred a cumulative loss through September 30, 2003 of $9,437,961. As of September 30, 2003, the Company had working capital of $717,179. The Company believes that it has the necessary liquidity and capital resources to sustain planned operations for the twelve months following September 30, 2003. The Company's planned operations for 2003 include manufacturing IodoZyme, conducting certain limited manufacturing activities relating to IoGen and securing additional resources to sustain the operations of the Company and to continue the clinical development of IoGen. The Company estimates that it will cost approximately $20 million to complete the clinical development of IoGen. Until the Company secures additional resources, it will not be able to conduct any further significant clinical development of IoGen, including necessary clinical trials or animal toxicity studies that are required to submit IoGen for FDA marketing approval, on which the Company's future is likely dependent. If the Company cannot secure additional resources before existing resources are exhausted, which is estimated to occur before the end of 2004, the Company will have to curtail, or perhaps cease, operations.

         During the remainder of 2003, the Company is committed to pay approximately $110,000 as compensation to its current executive officers and approximately $9,100 for lease payments on its facilities. The Company has no plans to incur any significant cost for development of IoGen or material capital expenditures during the remainder of fiscal 2003. At December 31, 2002, the Company had a net operating loss carryforward for federal income tax purposes of approximately $8,663,000.

Item 3.  Controls and Procedures

         The Company's management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         There has not been any change in the Company's internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 5. Other Information

         On October 1, 2003, we entered into an Investment Agreement for an "Equity Line of Credit" with Dutchess Private Equities Fund, L.P. Pursuant to the Investment Agreement, we may, at our discretion, periodically "put to" or require Dutchess to purchase shares of our Class A Common Stock. The aggregate amount that Dutchess is obligated to pay for our shares shall not exceed $10 million. For each share of Class A Common Stock purchased under the Investment Agreement, Dutchess will pay 95% of the average of the three lowest closing bid prices on the Over-the-Counter Bulletin Board or other principal market on which our Class A Common Stock is traded for the five days immediately following the date on which we give notice to Dutchess of our intention to put such stock. Dutchess is a private limited partnership whose business operations are conducted through its general partner, Dutchess Capital Management, LLC. The shares under the Investment Agreement have been registered for resale by Dutchess with the Securities and Exchange Commission. The costs associated with this registration were borne by us.

         Pursuant to the Investment Agreement, we may periodically sell or "put" shares of Class A Common Stock to Dutchess to develop IoGen and to fund our working capital needs, by giving notice to Dutchess of our election to exercise the put right. A closing will be held seven trading days after such written notice at which time we will deliver shares of common stock and Dutchess will pay the purchase price for the shares (95% of the average of the three lowest closing bid prices for our shares during the five days following the put notice). We may continue to put shares to Dutchess until Dutchess has paid a total of $10 million or until November 7, 2006, whichever occurs first.

         Among other restrictions, the amount of each advance is subject to a maximum advance amount and based on an average daily volume of our Class A Common Stock. Subject to a $1 million per put cap, the maximum amount of each put exercise is equal to, at our election (I) 200% of the average daily volume of the Class A Common Stock for the 20 trading days prior to the applicable put notice multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (II) $10,000.

         We cannot predict the actual number of shares of Class A Common Stock that will be issued pursuant to the Investment Agreement, in part, because the volume and purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw. Pursuant to the terms of the Registration Rights Agreement that we have entered into with Dutchess, we would be required to register additional shares if we wished to exercise our put right in full (e.g., if we were to sell shares at a time when the lowest closing bid price for our Class A Common Stock was less than $2.00 per share). However, our management does not currently intend to cause the put right to be exercised in a manner that would cause the issuance of more than 5,000,000 shares of Class A Common Stock.

         All proceeds used under the Investment Agreement will be used for development of IoGen and for general working capital purposes (including executive officer compensation). We cannot predict the total amount of proceeds to be raised in this transaction, in part, because we have not determined the total amount of the advances we intend to draw. However, we expect to incur expenses of approximately $20,000 consisting primarily of professional fees incurred in connection with this registration.

         Under the terms of the Investment Agreement, Dutchess is permitted to sell shares of our Class A Common Stock subject to a put notice in advance of our delivery of the certificates representing the shares to be sold to Dutchess. However, subsequent events (e.g., the prospectus included in of the Registration Statement is not kept current) may cause the shares that we are to sell to Dutchess upon exercise of a put to cease to be freely trading securities. As a result, the Investment Agreement provides that if the shares to be purchased pursuant to a put become restricted or are no longer freely trading for any reason and, after the applicable closing date, Dutchess purchases shares of our Class A Common Stock in order to make delivery in satisfaction of a sale by Dutchess of our Class A Common Stock (which Dutchess otherwise anticipated it would have made using shares which we would sell to Dutchess pursuant to our exercise of the put), we will reimburse Dutchess for any shortfall realized by Dutchess as a result of its efforts to "cover" such transaction.

         We engaged Park Capital Securities LLC as our placement agent with respect to the securities to be issued under the Equity Line of Credit and for these services it will be paid up to $7,500. Park Capital Securities has no affiliation or business relationship with Dutchess.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits


            Exhibit
            Number                     Exhibit Description

              10.1 Investment Agreement, dated October 1, 2003, between the Company and Dutchess Private Equities Fund, L.P., incorporated by reference to said document filed as exhibit 10.14 of the Registration Statement on Form SB-2 (Registration No. 333-109772 filed on October 17, 2003 and declared effective on November 7, 2003 (the "Registration Statement").

              10.2 Registration Rights Agreement, dated October 1, 2003, between the Company and Dutchess Private Equities Fund, L.P., incorporated by reference to said document filed as exhibit 10.15 of the Registration Statement.

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

                                  SYMBOLLON PHARMACEUTICALS, INC.

Date:  November 14, 2003          By: /s/ Paul C. Desjourdy
                                     ------------------------------------------
                                     Paul C. Desjourdy, President/COO/CFO
                                     and authorized signatory

                                  EXHIBIT INDEX


Exhibit Number                      Exhibit Description

     10.1 Investment Agreement, dated October 1, 2003, between the Company and Dutchess Private Equities Fund, L.P., incorporated by reference to said document filed as exhibit 10.14 of the Registration Statement on Form SB-2 (Registration No. 333-109772 filed on October 17, 2003 and declared effective on November 7, 2003 (the "Registration Statement").

     10.2 Registration Rights Agreement, dated October 1, 2003, between the Company and Dutchess Private Equities Fund, L.P., incorporated by reference to said document filed as exhibit
                 10.15 of the Registration Statement.

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