Form 10KSB
period 2003-12-31
SYMBOLLON CORP
filed 2004-03-30
CIK 912086

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10-KSB

(Mark One)

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2003
                                       OR

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year (year ended December 31, 2003) were $270,772.

As of March 17, 2004, the aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer was approximately $4,942,613 based upon the closing price of such stock on that date.

As of March 17, 2004, 4,196,204 shares of Class A Common Stock of the issuer were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 19, 2004 are incorporated by reference into Part III hereof. With the exception of the portions of such Proxy Statement expressly incorporated into this Annual Report on Form 10-KSB by reference, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-KSB.

    Transitional Small Business Disclosure Format (check one): Yes ___ No X

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

                                     PART I

Item 1.  Description of Business

General Background

         We are engaged in development and commercialization of proprietary iodine-based pharmaceutical agents and antimicrobials (collectively referred to as "applications"). Symbollon is a Delaware corporation incorporated in August 1993 and is the successor by merger to a Massachusetts corporation incorporated in May 1991, which was the successor by merger to an Illinois corporation, which was incorporated in July 1986. Following stockholder approval at the 2001 Annual Meeting of Stockholders, we changed our name from Symbollon Corporation to our current name.

The Company's Technology

         Iodine has been shown to be a rapid acting, broad-spectrum antimicrobial and an effective therapeutic for certain pharmaceutical applications. We have developed proprietary iodine technology that Symbollon believes maximizes the "therapeutic index" of iodine. The "therapeutic index" of a drug is the ratio of the largest safe dose to the smallest effective dose. Our technology accomplishes this by controlling the ratio of molecular iodine (I2), to the other inactive species of iodine typically present in solution. We believe that this will enable it to produce iodine-based applications having advantages over currently available products.

         Symbollon believes that our iodine-based technology has potential use in a number of product application areas. These applications can be grouped into women's healthcare and infection control.

         When used for infection control applications, we believe that the major strengths of our patented technology are the minimization of staining and color associated with traditional iodine products, broad spectrum of antimicrobial activity, rapidity of cidal activity, safe residues, no known resistance and no environmental disposal concerns. The primary weaknesses of our technologies are the inconvenience and cost of a multi-part delivery system and the potential for staining and corrosivity.

         Concerning women's healthcare, Symbollon believes that a relationship exists between iodine deficiency and the increased incidence of certain female health problems. These include some types of premenopausal breast cancer, fibrocystic breast disease and endometriosis. We believe that the underlying causation of these problems relates to the monthly ovarian cycle and the proper functioning of the gonadotropic hormones.

Bovine Teat Sanitizer Product

         During 1994, we co-developed a bovine teat sanitizer, marketed as "IodoZyme(R)", with West Agro, Inc. of Kansas City, MO ("West Agro"), a subsidiary of the Tetra Laval Group and a leading manufacturer and distributor of iodophor-based products for dairy use. In January 1995, Symbollon and West Agro signed a marketing and supply agreement covering IodoZyme, and we began shipping IodoZyme to West Agro in early 1995. Pursuant to this agreement, West Agro was granted the exclusive worldwide right to market, distribute, promote and sell IodoZyme. Under the agreement, we manufacture and supply West Agro with IodoZyme in finished product form.

         Total product sales for 2003 and 2002 from IodoZyme were $270,772 and $379,254, respectively. Our invoice terms are net 30 days. We had no orders for future delivery of IodoZyme at December 31, 2003. Net product sales by market are as follows:



       Year ended December 31,               2003                2002
-------------------------------------------------------------------------------

       United States                      $  221,588            $ 379,254
       United Kingdom                         49,184                    -
-------------------------------------------------------------------------------

                                          $  270,772            $ 379,254
-------------------------------------------------------------------------------

Product Development

         Since 2000, we have concentrated our product development work on the proposed product application for a treatment for fibrocystic breast disease. Symbollon spent approximately $280,000 and $315,000 on research and development during the years ended December 31, 2003 and 2002, respectively.

         Given our limited financial resources, the uncertainty of the development effort and the necessity for regulatory approval, there can be no assurance of ultimate success with respect to any product development program or that resulting products, if any, will be commercially successful. Additionally, our limited resources will require substantial support for new business initiatives from corporate partners who would ultimately introduce the products into the marketplace.

         Recent material developments in our ongoing programs are described below.

         Women's Healthcare

         We have developed an oral dosage form of our technology which generates molecular iodine in situ in the stomach of the patient. We refer to this tablet as IoGen(TM). Based on the available scientific literature, we believe that IoGen may be effective in the prevention and treatment of certain female health problems, including some types of premenopausal breast cancer, fibrocystic breast disease ("FBD") and endometriosis.

         We have chosen to pursue a treatment for moderate to severe cyclic pain and tenderness ("mastalgia") associated with FBD based on the published results covering previous independent third party testing conducted for this indication. Collectively, more than 1,500 women afflicted with FBD have been orally administered various forms of iodine with reported clinical improvement in their symptoms occurring in 60% or greater of those women. FBD is a benign breast condition characterized by lumpiness, breast pain and tenderness. FBD affects approximately thirty-five percent of the women of childbearing age, which represents in the United States about 24 million women. It has been estimated that moderate to severe mastalgia occurs in approximately 11% of the women of childbearing age, or about 7.5 million women.

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

         During 2002, the United States Food and Drug Administration ("FDA") provided comments regarding the structure of the proposed IoGen Phase III pivotal trials. Based on FDA's advice, we modified the criterion for measuring the primary endpoint of the IoGen pivotal trials to provide for daily patient assessment of their breast pain and tenderness. The secondary endpoint is a clinically significant reduction of the patients' nodularity as measured by the physicians' assessment. We anticipate having to dose approximately 1,500 patients with IoGen prior to filing for marketing approval with the FDA. We do not plan to initiate further clinical trials for IoGen until the resources necessary to conduct the trials are secured.

         For the last several years we have been attempting to secure the resources necessary to complete the clinical development of IoGen. Our primary focus has been to identify a corporate partner that would provide the funding required. As a result of our efforts, various medical professionals have provided insight into the likely treatment group that would be most appropriate for IoGen. We have been treating patients with IoGen who have moderate to severe mastalgia. Based on the benign nature of the condition and the pregnancy category X labeling indicated for IoGen by FDA, medical professionals have indicated that IoGen is appropriate for only severely impacted patients.

         The pregnancy category X designation means that the risk to the neonate involved in the use of the drug by pregnant women clearly outweighs any possible benefits. The pregnancy category X labeling indicated for IoGen by FDA is based on the historical medical literature. The medical literature indicates that increased maternal iodine consumption during pregnancy can cause certain serious adverse effects to the neonate. While these adverse effects occurred from pure iodine intake 30 times the 6.0 mg level of iodine contained in an IoGen tablet, the FDA has indicated that IoGen's proposed label would state that it is not appropriate for women who are or may become pregnant. However, in the medical literature adverse effects were observed in doses only twice IoGen's level of iodine when taken in combination with certain other drugs. We have not conducted any studies to ascertain whether the level of iodine contained in IoGen would pose a risk to the neonate.

         In March 2003, we filed with the FDA an Application for Orphan Drug Designation for the treatment of severe cyclic mastalgia associated with FBD. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition." The Orphan Drug Act generally defines a "rare disease or condition" as one that affects populations of fewer than 200,000 people in the United States. We received notification from the FDA that our request had been denied because the FDA believed the prevalence of severe cyclic mastaglia associated with FBD exceeds the statutory 200,000 threshold.

         In 2001, we conducted a dose-ranging study in rodents for the purpose of determining the appropriate dose at which to conduct a two-year toxicity study in rodents. In 2002, the FDA provided its recommendation for the appropriate dose to carryforward into the two-year study. However, we will need additional resources to continue the development of IoGen, and until such resources are obtained, Symbollon will not initiate the two-year rodent study or further clinical development of IoGen. Symbollon is seeking a corporate relationship with a pharmaceutical company to commercialize IoGen and help finance the remaining clinical development of IoGen. Clinical investigation of IoGen for other female health indications will be investigated only as resources allow.

         As we continue our efforts to create a relationship with a corporate partner for IoGen, we are making plans to initiate a new study to help establish a link between IoGen and breast cancer prevention. The study would determine if elevated levels of dietary iodine lead to the formulation of antiproliferative iodinated arachidonic acid derivatives in the breast tissue of fibrocystic patients. We believe that establishing this link between iodine intake and these iodolipids could provide the first concrete human data warranting the need for further clinical investigation of the possible use of IoGen as a breast cancer preventive. The uncertainty regarding the ultimate size of the market opportunity for IoGen has hampered our efforts to find a corporate partner. We believe establishing the first potential link to breast cancer prevention, and thereby, overall good breast health, would be an important value-added step for the IoGen program. We are pursuing additional funding to conduct such a trial from both public and private sources.

         Other Potential Applications

         We believe that our technology has potential applications in the development of a variety of human healthcare and other products such as dermatology, topical anti-infectives, oral care and hygiene products, wound care applications, and as a preventive for urinary tract infection. Given our limited resources, although certain preliminary research, development and regulatory activities may be undertaken by us in some of these potential product areas, our ability to fund the development and commercialization of such applications will depend in large part on entering into product development and commercialization agreements with corporate partners. We are not currently pursuing any new applications other than IoGen.

Manufacturing and Supplies

         The development and manufacture of our products are subject to good laboratory practices ("GLP") and current good manufacturing practices ("cGMP") requirements prescribed by the FDA and to other standards prescribed by the appropriate regulatory agency in the country of use. We currently produce IodoZyme in our Framingham facality. We have limited in-house manufacturing capacity, and if we continue to perform manufacturing activities related to IodoZyme in-house, additional manufacturing space and equipment may be necessary if product volumes increase. See "Description of Property."

         We do not presently have FDA certified facilities capable of producing quantities of human pharmaceutical products required for clinical trials or commercial production. We will need to rely on collaborators, licensees or contract manufacturers to produce such materials. There can be no assurance that we will be able to obtain an adequate supply of our product from a third party manufacturer, or that if such a supply can be obtained, that it will comply with GLP and cGMP, as applicable.

         We believe that there are adequate sources of the raw materials required for commercial production and testing purposes. We have been and expect to continue to be able to obtain all materials needed for these purposes without any significant interruption or sudden price increase, although there can be no assurance thereof.

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

         If we are able to develop any other products, we intend to market and distribute our potential products through others having pre-established marketing and distribution networks pursuant to contractual arrangements such as joint venture, licensing, distribution or similar collaborative agreements. The principal markets for the potential pharmaceutical and healthcare products include hospitals, medical offices, dental offices, dialysis centers, outpatient clinics and nursing homes.

Government Regulation

         Our research and development activities and the production and marketing of our current and proposed products are subject to regulation by numerous governmental authorities in the United States and comparable state agencies. Foreign governments also regulate the development, production and marketing of products in their countries. The development, manufacturing and marketing of human pharmaceuticals are subject to regulation in the United States for safety and efficacy by the FDA in accordance with the Federal Food, Drug and Cosmetic Act. There can be no assurances that regulatory approvals or clearances will be obtained for any applications of our technology once developed, that if granted they will not be withdrawn or that other regulatory action might not have an adverse impact on the ability to market our proposed products.

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

         Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase I, the investigational new drug usually is administered to healthy human subjects and is tested for safety, dosage, tolerance, absorption, distribution, metabolism, excretion and pharmacokinetics. Phase II involves studies in a limited patient population to
(i) determine the efficacy of the investigational new drug for specific indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. When an investigational new drug is found to be effective and to have an acceptable safety profile in Phase II evaluation, Phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of our proposed products subject to such testing. Furthermore, we or the FDA may suspend clinical trials at any time if the participants are being exposed to an unacceptable health risk. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-marketing testing and surveillance to monitor the safety of our proposed products.

         All data obtained from development programs are submitted as an NDA to the FDA and the corresponding agencies in other countries for review and approval. FDA approval of the NDA is required before marketing may begin in the United States. Although the FDA's policy is to review priority applications within 180 days of their filing, in practice longer times may be required. The FDA frequently requests that additional information be submitted, requiring significant additional review time. Essentially, all our proposed products will be subject to demanding and time-consuming NDA or similar approval procedures in the countries where we intend to market our proposed products. These regulations define not only the form and content of the development of safety and efficacy data regarding the proposed product, but also impose specific requirements regarding manufacture of the proposed product, quality assurance, packaging, storage, documentation and record keeping, labeling and advertising and marketing procedures. Effective commercialization also requires inclusion of our proposed products in national, state, provincial or institutional formularies or cost reimbursement systems.

         In addition to regulations enforced by the FDA, we also are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. Our research and development involves the controlled use of hazardous materials and chemicals. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources.

         In both domestic and foreign markets, our ability to commercialize our proposed product candidates will depend, in part, on the availability of reimbursement from third-party payers, such as government health administration authorities, private health insurers and other organizations. Third-party payers are increasingly challenging the price and cost-effectiveness of medical products. There can be no assurance that Symbollon-developed products will be considered cost effective. Significant uncertainty exists as to the reimbursement status of newly-approved medical products. Government and other third-party payers are increasingly attempting to contain medical costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing by the FDA and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. There can be no assurance that adequate third-party insurance coverage will be available for us to establish and maintain price levels sufficient for realization of an appropriate return on our investment in developing new therapies. If adequate coverage and reimbursement levels are not provided by government and third-party payers for uses of our proposed therapeutic products, the market acceptance of these products would be adversely affected.

         There have been a number of federal and state proposals during the last few years to subject the pricing of pharmaceuticals to government control and to make other changes to the medical care system of the United States. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payers for medical goods and services may take in response to any medical reform proposals or legislation. We cannot predict the effect medical reforms may have on our business, and no assurance can be given that any such reforms will not have a material adverse effect on us.

         IodoZyme, the bovine teat dip manufactured by us, is subject to regulation by the FDA as an animal drug. Although a lengthy new animal drug application ("NADA") approval process is generally required prior to marketing an animal drug, under regulatory discretion afforded by the FDA, the agency does not currently require manufacturers of bovine teat sanitizers to undergo this process. The only current FDA requirements applicable to teat treatment manufacturers are compliance with the FDA's labeling, establishment registration, drug listing, and manufacturing requirements. We believe that we are in compliance with the current FDA requirements applicable to teat treatment manufacturers. However, in February 1993, the FDA issued draft guidelines setting forth the types of data necessary to demonstrate that a teat treatment is safe for the cow, effective and fulfills human food safety, manufacturing and environmental requirements. Testing of IodoZyme was not conducted in accordance with such guidelines. Future required compliance with these guidelines or other FDA requirements which may be adopted, the probability or scope of which cannot currently be ascertained by us, would have a significant adverse effect on the marketing of IodoZyme and, consequently, on our results of operations.

Patents and Proprietary Rights

         We consider patent protection of our iodine technology to be critical to our business prospects. We currently hold seventeen patents in the United States relating to our technology. In addition, we hold patents and have filed a number of patent applications relating to our technology in foreign countries.

                        Listing of United States Patents

 Patent
 Number                     Title                                    Issue Date

 4,937,072     "In Situ Sporicidal Disinfectant"                   June 26, 1990

 4,996,146     "Rapid Sterilization Enzymatic Process
                with Persistence"                              February 26, 1991

 5,055,287     "Methods to Control Color During Disinfecting
                Peroxidase Reactions"                            October 8, 1991

 5,227,161     "Method to Clean and  Disinfect  Pathogens
                on the  Epidermis  by Applying a Composition
                Containing Peroxidase, Iodide Compound and
                Surfactant"                                        July 13, 1993

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

 5,639,481     "Method for the Therapeutic Treatment
                of a Mammalian Eye"                                June 17, 1997

 5,648,075     "Iodine Based Germicidal Composition"               July 15, 1997

 5,772,971     "Iodine-Based Microbial Decontamination System"     June 30, 1998

 5,849,291     "Ophthalmic Non-Irritating Iodine Medicament"   December 15, 1998

 5,885,592     "Method & Pharmaceutical  Compositions for
                Oral  Administration of Molecular Iodine"         March 23, 1999

 5,962,029     "Iodine Germicides that Continuously Generate
                Free Molecular Iodine"                          November 5, 1999

 Re 36,605     "Reissue of 08/963,900 Method to Clean and
                Disinfect Pathogens"                               March 7, 2000

 6,248,335     "Stabilized Oral Pharmaceutical Composition
                Containing Iodide and Iodate"                      June 19, 2001

 6,261,577     "Non-Staining Topical Iodine Composition"           July 17, 2001

 6,432,426     "Non-Staining Topical Iodine Composition
                and Method"                                      August 13, 2002

         Much of the know-how of importance to our technology and many of our processes are dependent upon the knowledge, experience and skills, which are not patentable, of key scientific and technical personnel. To protect our rights to and to maintain the confidentiality of trade secrets and proprietary information, we require employees, Scientific Advisory Board members, consultants and collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with us. These agreements prohibit the disclosure of confidential information to anyone outside us and require disclosure and assignment to us of ideas, developments, discoveries and inventions made by such employees, advisors, consultants and collaborators while engaged by us. There can be no assurance, however, that these agreements will not be breached or that our trade secrets or proprietary information will not otherwise become known or developed independently by others. Also, to the extent that consultants or other third parties apply technological information independently developed by them or by others to our projects, disputes may arise as to the proprietary rights to such information which may not be resolved in our favor. We are required to pay royalties to a co-inventor on certain patents relating to our technology based on revenues received by us from sales of products falling within the scope of such patents.

Competition

         Our proposed products and products incorporating our proposed products would compete with many other applications currently on the market. In addition, we are aware of other companies engaged in research and development of other novel approaches to applications in some or all of the markets identified by us as potential fields of application for our products. Many of our present and potential competitors have substantially greater financial and other resources and larger research and development staffs than we have. Many of these companies also have extensive experience in testing and applying for regulatory approvals. In addition, colleges, universities, government agencies, and public and private research organizations conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for the use of technology that they have developed, some of which may be directly competitive with our applications.

         We are aware of a few companies developing drugs to treat FBD. Of these companies, we are aware of only one company, Mimetix Inc., which was conducting human clinical trials in the United States and Canada utilizing an iodine-based compound for the treatment of FBD. If any company receives marketing approval for its drug compound before we do, it could adversely affect our ability to receive marketing approval, or if approved, our ability to sell our product.

         The bovine teat sanitizer market is currently dominated by iodophor products, which generally compete on the basis of price and the ratio of microbial killing power to total iodine. We believe that IodoZyme competes on the basis of its superior convenience and high ratio of killing power to total iodine. Additionally, IodoZyme, manufactured by us and sold by West Agro, competes directly with products currently being manufactured and sold by West Agro.

Employees

         As of December 31, 2003, we had two employees, both of whom are full-time. We have relationships with and from time to time engage the services of university professors and other qualified consultants to assist us in technological research and development. None of our employees are currently represented by a labor union. Management considers its employee relations to be good. We believe that our future success is dependent to a significant degree on our being able to continue to attract and retain skilled personnel.

Executive Officers

         The Company's executive officers are:

         Name                      Age       Position with the Company
         ----                      ---       -------------------------
         Jack H. Kessler, Ph.D.     53       Chief Executive Officer, Chief
                                             Scientific Officer, Secretary and
                                             Chairman of the Board of Directors

         Paul C. Desjourdy          42       President, Chief Operating Officer,
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


We expect to incur additional losses in the future that will require us to raise funding

         We have incurred a cumulative operating loss of $9,518,670 through December 31, 2003. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop IodoZyme, IoGen and other potential product formulations, and from the associated administrative and patent costs. We expect to incur additional operating losses over the next several years and expect cumulative losses to increase. In the next few years, our revenues may be limited to sales, if any, of IodoZyme and any amounts received under research or development collaborations that we may establish.

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

Sales from our only product have significantly decreased and our marketing partner may choose to discontinue offering it for sale

         Our only source of revenue is from a licensing relationship with West Agro, Inc. covering IodoZyme. They can terminate their collaboration with us at any time. Sales of IodoZyme have significantly decreased in 2003. Based on the sudden decrease in the sales volume of IodoZyme, it is possible that West Agro may exercise their termination right. If that happens, and we are not able to enter into new relationships, our revenues for 2003 and beyond will significantly decrease.

We could go out of business if we are unable to commercialize a new product

         Since our inception, we have engaged in limited business activities attempting to develop products based on our technology. To date, we have only commercialized one product, IodoZyme. IodoZyme sales are not significant enough to support our operations. The development of our other product opportunities will require further capital investments, development and regulatory approvals. We may be faced with problems, delays, expenses and difficulties, which are typically encountered by companies in an early stage of development, many of which may be beyond our control. These include, but are not limited to, unanticipated problems and costs related to development, regulatory compliance, production, marketing, economic and political factors and competition. If we are not able to commercialize a new product, we could go out of business.

If we are not able to enter into a corporate licensing relationship covering IoGen, it will be difficult to commercialize IoGen

         We estimate that the cost to complete the development of IoGen will be approximately $20 million. We do not have enough resources to support further clinical development of IoGen. Based on the present price and trading volume of our stock, it will be difficult for us to raise the additional capital to fund the development of IoGen. We have been seeking a corporate licensing partner for IoGen for several years, and have not been able to finalize a relationship. Given the large amount of resources required to complete the clinical development of IoGen, we will need to enter into a licensing relationship to commercialize IoGen.

We have limited data that IoGen will effectively treat fibrocystic breast disease

         We did not conduct any animal or human studies to evaluate the potential effectiveness of IoGen before launching the Phase II trial. The Phase II clinical trial that we completed in 2000 generated the first data regarding the effectiveness of IoGen. The primary purpose of the Phase II trial was to evaluate the safety of IoGen. We believe that the Phase II data concerning the drug's effectiveness indicate that IoGen can successfully treat cyclic pain and tenderness associated with fibrocystic breast, but we need to establish IoGen's effectiveness in two well-controlled clinical trials. We estimate that our investment in the IoGen development program has exceeded $3 million. We expensed these development costs as incurred. We do not have the necessary resources to fund further clinical trials for IoGen. If we are not able to secure the necessary resources or enter into a relationship with a corporate partner, our financial situation may force us to discontinue the IoGen development program.

If we cannot raise additional funds or find a corporate partner for IoGen, then we will have to limit or cease our future activities

         We have adequate cash resources to continue our base operations through the end of the first quarter of 2005. However, we do not have sufficient resources to initiate the IoGen Phase III clinical trials or any other remaining development activities required to commercialize IoGen. We will require substantial additional funds if we are to continue the clinical development of IoGen or pursue the development of additional products. We currently estimate that approximately $20 million will be required over the next three years to complete the clinical development of IoGen.

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

         Our common stock was delisted from the Nasdaq SmallCap market in December 2002. Our common stock is currently traded on the OTC Bulletin Board, is thinly traded, and is subject to the "penny stock rules." There is very little market support for our common stock. So long as these conditions exist, future financings will continue to be difficult. This could impact the terms and conditions upon which we are able to sell securities and raise funds. In light of our depressed stock price, any funds raised through equity financing would likely be dilutive to our existing stockholders. If adequate funds are not available when needed, we would be forced to limit the scope of our development or perhaps cease operations. We cannot assure you that we will be able to raise the necessary financing on acceptable terms, or at all, or succeed in entering into a corporate partnering relationship.

We may not be able to access sufficient funds under the equity line of credit with Dutchess when needed

         We have entered into an Investment Agreement creating an equity line of credit with Dutchess Private Equities Fund. The equity line of credit permits us to "put" up to $10 million in shares of common stock to Dutchess. However, due to the terms of the Investment Agreement, this equity line of credit may not be available in sufficient amounts or at all when needed. As a result, we may not be able to raise the necessary funds under the equity line of credit continue our business as planned. As of December 31, 2003, no funds were raised through the equity line of credit.

Dutchess will pay less than the then-prevailing market price of our common stock which may cause our stock price to decline

         The common stock to be issued under our agreement with Dutchess will be purchased at a 5% discount to the average of the three lowest closing bid prices for the five days immediately following our notice to Dutchess of our election to exercise our put right. Dutchess has indicated that it intends to sell in the public market the shares of common stock sold to it under the equity line of credit. Such sales are likely to cause our stock price to decline.

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

If a competitive drug is marketed to treat fibrocystic breast disease prior to IoGen, then the potential market opportunity for IoGen will be adversely affected

         The only drug approved by the FDA for the treatment of fibrocystic breast disease is danazol, a masculinizing hormone. We are aware of a few companies developing drugs for the treatment of fibrocystic breast disease. We are aware of only one company, Mimetix Inc., that has conducted human clinical trials in the United States and Canada utilizing an iodine-based compound for the treatment of fibrocystic breast disease. If Mimetix, or any other competitor, receives marketing approval for its drug compound before we do, they may achieve a significant competitive advantage by being first to market and through certain marketing exclusivity rights, which could extend up to seven years. This would delay our ability to receive marketing approval.

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

We depend on our two employees for our future success; the loss of either of them could adversely effect our ability to succeed

         Our success depends to a significant extent on the performance and continued service of our two employees, our Chief Executive Officer, Jack H. Kessler, Ph.D. and our President and Chief Operating Officer, Mr. Paul C. Desjourdy. The loss of the services of either of our senior officers would disrupt our operations and would adversely effect our efforts to commercialize new products while we worked to replace those employees. We do not maintain "key man" life insurance on any of our employees. As a result, if any of our key employees were to die or become unable to provide services for us, our operations would be disrupted and we would have no means of recovering any resulting losses.

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

Our use of hazardous materials in our development and commercial efforts exposes us to material potential liability

         Our manufacturing and development activities involve the controlled use and shipment of hazardous chemicals and other materials. Although we believe that our safety procedures for handling, shipping and disposing of such materials comply with the standards prescribed by federal, state and local regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources. There can be no assurance that current or future environmental or transportation laws, rules, regulations or policies will not have a material adverse effect on us.

We may never receive a benefit from our net operating losses

         We have not recognized any benefit from the future use of existing NOL carryforwards. We have not recognized any such benefit because our evaluation of all the available evidence does not indicate that it is more likely than not that we will generate sufficient future taxable income to realize such benefit. We had consolidated federal income tax NOL carryforwards of approximately $9.3 million at December 31, 2003. Our NOL carryforwards will begin to expire in 2008 to the extent they have not been used to reduce taxable income prior to such time. Our ability to use our NOL carryforwards to reduce taxable income is dependent upon, among other things, our not experiencing an "ownership change" of more than 50 percent during any three-year testing period as defined in the Internal Revenue Code. While we have not made the necessary determination, we may have experienced an ownership change in the past, and could every likely experience an ownership change from future sales of our securities. If we have, or if we do, experienced an ownership change, of more than 50 percent as defined in the Internal Revenue Code, it could substantially limit the availability of our NOL carryforwards.

"Penny Stock" rules may make buying or selling our securities difficult

         Trading in our securities is subject to the SEC's "penny stock" rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

Existing stockholders may experience significant dilution from the sale of securities in future financing

         The sale of shares in future financings, including under our equity line of credit with Dutchess, will likely have a dilutive impact on our stockholders. As a result, our net income per share, if any, could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price at the time we raise funds, the more shares we will have to issue to raise the funds we need to continue planned operations. If our stock price decreases, then our existing stockholders would experience greater dilution.

Our securities have been thinly traded on the over-the-counter bulletin board, which may not provide liquidity for our investors

         Our securities are quoted on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or national or regional exchanges. Securities traded on the Over-the-Counter Bulletin Board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The Securities and Exchange Commission's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the Over-the-Counter Bulletin Board. Quotes for stocks included on the Over-the-Counter Bulletin Board are not listed in newspapers. Therefore, prices for securities traded solely on the Over-the-Counter Bulletin Board may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

Investors must contact a broker-dealer to trade over-the-counter bulletin board securities. As a result, Investors may not be able to buy or sell our securities at the times that they may wish

         Even though our securities are quoted on the Over-the-Counter Bulletin Board, the Over-the-Counter Bulletin Board may not permit our investors to sell securities when and in the manner that they wish. There are no automated systems for negotiating trades on the Over-the-Counter Bulletin Board. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place orders to buy or sell a specific number of shares at the current market price it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

We do not intend to pay dividends in the foreseeable future, therefore, investors may never see a return on their investment

         We do not anticipate the payment of cash dividends on our common stock in the foreseeable future. We anticipate that any profits from our operations will be devoted to our future operations. Any decision to pay dividends will depend upon our profitability at the time, cash available and other factors. Therefore, investors may never see a return on their investment. Investors who anticipate a need for immediate income from their investment should not purchase our securities.

We may sell additional shares in the future, which could cause the price of our securities to decline

         We currently have 18,750,000 shares of Class A Common Stock, 1,250,000 shares of Class B Common Stock and 5,000,000 shares of preferred stock authorized. As a result, we have substantial amounts of authorized but unissued capital stock. Our Amended Certificate of Incorporation and applicable provisions of Delaware law provide that we may issue authorized capital stock at the approval of our Board of Directors, and no stockholder vote or other form of stockholder approval is required for us to issue such capital stock. Consequently, we could issue shares of either class of our common stock or our preferred stock in connection with future financings or acquisitions or in conjunction with equity compensation arrangements. The offering prices in connection with those future issuances could be less than the current sales prices of our securities. Any future issuances of any of our securities could cause the trading price of our securities to decline.


Item 2.  Description of Property

         We lease approximately 5,400 square feet of office, research and development and manufacturing space in Framingham, Massachusetts for a current base annual rental of approximately $37,000 increasing $0.25 per square foot each year effective September 1. The lease expires on August 31, 2007. As of December 31, 2003, future minimum payments under our non-cancellable operating lease total $142,000. We believe that this space is suitable and adequate for our current needs; however, because the existing space has limited in-house manufacturing capacity, additional manufacturing space may be necessary if product volumes increase.

Item 3.  Legal Proceedings

         We are not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a)  Price Range of Securities

         Our Class A Common Stock traded on the Nasdaq SmallCap Market till December 20, 2002, and thereafter, it has traded on the OTC Bulletin Board under the symbol "SYMBA." There can be no assurance that we will continue to be listed on the OTC Bulletin Board. The following sets forth the high and low sales prices for the Class A Common Stock for each of the quarterly periods during fiscal 2003 and 2002, as reported by the OTC Bulletin Board (and, prior to December 21, 2002, Nasdaq).

                              Fiscal 2003                Fiscal 2002
                           ----------------      -----------------------
                             High      Low          High           Low

         First quarter     $ 0.51    $ 0.05      $  2.40         $ 1.50
         Second quarter      0.44      0.13         2.44           1.25
         Third quarter       0.45      0.22         1.50           0.19
         Fourth quarter      0.30      0.18         0.76           0.05

         There are no outstanding shares of our Class B Common Stock.

 (b)  Approximate Number of Equity Security Holders

         Based upon information supplied by our transfer agent, we believe that there were over 100 record holders of our Class A Common Stock as of March 17, 2004. Based upon information supplied by our transfer agent, we believe that the number of beneficial holders of the Company's Class A Common Stock as of March 17, 2004 is in excess of 900.

(c)  Dividends

         We have never paid a cash dividend on any class of our common stock and anticipate that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         The following discussion contains forward-looking statements which involve risks and uncertainties. See "Special Note Regarding Forward Looking Statements" and "Risk Factors" above in this Annual Report on Form 10-KSB.

Overview

         We are a specialty pharmaceutical company. We have a formulation iodine-based proprietary technology that has potential product applications in the areas of infection control and women's healthcare. In 1995, we launched our first commercial product, IodoZyme. Through December 31, 2003, it has generated approximately $2.6 million in sales.

         Since 2000, we have concentrated our product development efforts on the proposed product application for the treatment of fibrocystic breast disease. We believe we have adequate cash reserves to continue base operations through the first quarter of 2005. In order for us to continue the clinical development of IoGen, we must raise additional resources. If we cannot secure additional resources before existing resources are exhausted, we will have to curtail, or perhaps cease, operations.

Critical Accounting Policies and Estimates

         The following is a discussion of the more significant accounting policies and methods we use.

         Estimates - The financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions. On an on-going basis, we evaluate our estimates related to the useful lives of fixed and intangible assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

         Revenue recognition - The Company recognizes revenue from its product sales in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as updated by SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured.

         Long-lived assets - Long-lived assets, such as intangible assets and property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value.

Results of Operations

         Fiscal 2003 versus Fiscal 2002

         Symbollon's net loss in fiscal 2003 was $628,123, reflecting an increase of $26,270 or 4.4% from a net loss of $601,853 in fiscal 2002. This increased loss resulted primarily from decreased product sales from IodoZyme and interest income, partially offset by decreased research and development expenses related to the IoGen clinical trials.

         Product revenues from sales of IodoZyme (our bovine teat sanitizer) decreased by $108,482 or 28.6% from $379,254 in fiscal 2002 to $270,772 in fiscal 2003. The decreased revenues resulted primarily from significantly decreased demand for IodoZyme in the first three quarters of 2003. At this time, we can not adequately forecast product revenues for 2004. Although we are not aware of any plans to do so, it is possible that IodoZyme's marketing partner may choose to discontinue offering IodoZyme for sale.

         Cost of goods sold for IodoZyme decreased by $64,052 or 21.2% from $301,535 in fiscal 2002 to $237,483 in fiscal 2003. The gross profit margin on product sales decreased from 20.5% in fiscal 2002 to 12.3% in fiscal 2003. The decreased profit margin resulted primarily from higher overhead cost due to lower sales volumes and increased labor costs.

         Research and development expenses decreased by $35,419 or 11.2% from $315,102 in fiscal 2002 to $279,683 in fiscal 2003. The decrease resulted from decreased development expenses related to IoGen. We anticipate that research and development expenses will increase in 2004 as we invest further in the clinical development of IoGen.

         General and administrative expenses increased by $2,796 or 0.7% from $386,710 in fiscal 2002 to $389,506 in fiscal 2003. The Company anticipates that general and administrative expenses in 2004 will remain consistent with 2003.

         The Company's interest income decreased by $14,463 or 65.0% from $22,240 in fiscal 2002 to $7,777 in fiscal 2003. This decrease resulted from a decrease in available funds for investment, coupled with a decrease in the average rate of interest earned throughout 2003.

Financial Condition, Liquidity and Capital Resources

         We have funded our activities primarily through proceeds from private and public placements of equity securities. During 1999, we sold 836,685 shares of common stock, together with warrants for a like number of shares, in a private placement, realizing net proceeds of approximately $1,356,000. During 2000, we received net proceeds of approximately $1,761,000 from the exercise of 586,910 warrants issued as part of the 1999 private placement.

         During 2003, we continued to incur operating losses and have incurred a cumulative loss through December 31, 2003 of $9,518,670. As of December 31, 2003, we had working capital of $635,881. We believe that we have the necessary liquidity and capital resources to sustain planned operations into early 2005. Our planned operations for 2004 include manufacturing IodoZyme, conducting certain scale-up manufacturing activities relating to IoGen and securing additional resources to sustain our operations and to continue the clinical development of IoGen. We estimate that it will cost approximately $20 million to complete the clinical development of IoGen. Until we secure additional resources, we will not be able to conduct any further significant clinical development of IoGen, including necessary clinical trials or animal toxicity studies that are required to submit IoGen for FDA marketing approval, on which our future is likely dependent. If we cannot secure additional resources before existing resources are exhausted, which is estimated to occur by the end of the first quarter of 2005, we will have to curtail, or perhaps cease, operations.

         During 2004, we are committed to pay approximately $440,000 as compensation to our current executive officers and approximately $37,000 for lease payments on its facilities. We have plans to incur approximately $150,000 for certain scale-up manufacturing activities relating to development of IoGen. We have no other material capital expenditures planned during fiscal 2004. At December 31, 2003, we had a net operating loss carryforward for federal income tax purposes of approximately $9,291,000 expiring through 2023.

Item 7.  Financial Statements

Report of Independent Certified Public Accountants

The Board of Directors and Stockholders
Symbollon Pharmaceuticals, Inc.
Framingham, Massachusetts

We have audited the accompanying balance sheets of Symbollon Pharmaceuticals, Inc., as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Symbollon Pharmaceuticals, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Vitale, Caturano & Company P.C.


Boston, Massachusetts
February 23, 2004

                         Symbollon Pharmaceuticals, Inc.

                                 Balance Sheets




                                                                                                  Year Ended
                                                                                                  December 31,
                                                                                     ----------------------------------
                                                                                            2003                 2002
-----------------------------------------------------------------------------------------------------------------------------------

Assets

Current assets:
   Cash and cash equivalents                                                         $    617,897          $ 1,244,606
   Accounts receivable                                                                    100,189              100,999
   Inventory (Note 3)                                                                      23,896               34,642
   Prepaid expenses                                                                        27,594               59,403
-----------------------------------------------------------------------------------------------------------------------------------

       Total current assets                                                               769,576            1,439,650

Equipment and leasehold improvements, net of
  accumulated depreciation and amortization (Note 4)                                       56,486               76,470

Other assets:
   Patent and trademark costs, net of accumulated
     amortization (Note 5)                                                                391,428              330,767
   Deposit                                                                                  2,364                2,364
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                     $  1,219,854          $ 1,849,251
-----------------------------------------------------------------------------------------------------------------------------------


                         Symbollon Pharmaceuticals, Inc.

                                 Balance Sheets
                                   (Continued)




                                                                                                   Year Ended
                                                                                                   December 31,
                                                                                    -----------------------------------
                                                                                            2003                 2002
-----------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                                 $      33,832         $     21,559
   Accrued clinical development expenses                                                   80,507               92,850
   Other current liabilities                                                               19,356               20,560
-----------------------------------------------------------------------------------------------------------------------------------

       Total current liabilities                                                          133,695              134,969
-----------------------------------------------------------------------------------------------------------------------------------

Commitments (Notes 6, 7 and 10)

Stockholders' equity (Notes 6 and 7):
   Common stock, Class A, par value $.001 per share, 18,750,000
     shares authorized, 4,196,204 shares issued and outstanding                             4,196                4,196
   Convertible common stock, Class B, par value $.001
     per share, 1,250,000 shares authorized and unissued                                        -                    -
   Preferred stock, par value $.001 per share, 5,000,000 shares
     authorized and unissued                                                                    -                    -
   Additional paid-in capital                                                          11,435,193           11,435,193
   Accumulated deficit                                                                 (9,518,670)          (8,890,547)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                        1,920,719            2,548,842
   Common stock subscriptions receivable                                                 (834,560)            (834,560)
----------------------------------------------------------------------------------------------------------------------------------

       Total stockholders' equity                                                       1,086,159            1,714,282
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                    $   1,219,854         $  1,849,251
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                    See accompanying notes to financial statements.

                                       23

                         Symbollon Pharmaceuticals, Inc.

                            Statements of Operations




                                                                                                 Year Ended
                                                                                                 December 31,
                                                                                   ------------------------------------
                                                                                        2003                     2002
-----------------------------------------------------------------------------------------------------------------------------------

Revenue (Note 11):
   Net product sales                                                               $  270,772             $    379,254

Operating expenses (Notes 10 and 12):
   Cost of goods sold                                                                 237,483                  301,535
   Research and development costs                                                     279,683                  315,102
   General and administrative expenses                                                389,506                  386,710
-----------------------------------------------------------------------------------------------------------------------------------

     Total operating expenses                                                         906,672                1,003,347
-----------------------------------------------------------------------------------------------------------------------------------

Loss from operations                                                                 (635,900)                (624,093)

Interest income                                                                         7,777                   22,240
-----------------------------------------------------------------------------------------------------------------------------------

Net loss                                                                           $ (628,123)           $    (601,853)
-----------------------------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per share of
  common stock (Note 8)                                                            $    (.15)            $        (.14)
-----------------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares
  outstanding - basic and diluted                                                    4,196,204               4,193,886
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                    See accompanying notes to financial statements.

                                       24

                         Symbollon Pharmaceuticals, Inc.

                       Statements of Stockholders' Equity
                                    (Note 6)






                                        Common Stock
                                      $.001 Par Value                                                     Common
                                          Class A               Additional                                 Stock
                                    ------------------           Paid-in            Accumulated         Subscriptions
                                     Shares     Amount           Capital              Deficit             Receivable         Total
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001        4,186,204     $4,186      $    11,424,372         $(8,288,694)       $ (834,560)     $  2,305,304
   Option exercises                  10,000         10               10,821                   -                 -            10,831
   Net loss for the year                  -          -                    -            (601,853)                -          (601,853)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002        4,196,204      4,196           11,435,193          (8,890,547)         (834,560)        1,714,282
   Net loss for the year                  -          -                    -            (628,123)                -          (628,123)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003        4,196,204     $4,196      $    11,435,193         $(9,518,670)       $ (834,560)     $  1,086,159
------------------------------------------------------------------------------------------------------------------------------------

                                                                                    See accompanying notes to financial statements.

                                       25

                         Symbollon Pharmaceuticals, Inc.

                            Statements of Cash Flows




                                                                                                   Year Ended
                                                                                                  December 31,
                                                                                     ----------------------------------
                                                                                           2003                  2002
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:

   Net loss                                                                          $  (628,123)          $  (601,853)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                                        46,534                45,819
     Loss on disposition of equipment and patents                                              -                14,770
     Changes in operating assets and liabilities:
       Accounts receivable                                                                   810               (54,119)
       Inventory                                                                          10,746                20,290
       Prepaid expenses                                                                   31,809                   145
       Accounts payable and other current liabilities                                     (1,274)              (87,176)
-----------------------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                          (539,498)             (662,124)
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

   Purchase of equipment and leasehold improvements                                            -               (22,933)
   Patent and trademark cost additions                                                   (87,211)              (28,404)
   Proceeds from sale of equipment                                                             -                   750
-----------------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                           (87,211)              (50,587)
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

   Option exercises                                                                            -                10,831
-----------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                                   -                10,831
-----------------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                               (626,709)             (701,880)

Cash and cash equivalents, beginning of period                                         1,244,606             1,946,486
-----------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                             $   617,897           $ 1,244,606
-----------------------------------------------------------------------------------------------------------------------------------

Supplemental information:
   There were no payments made for interest or income taxes during 2003 or 2002.

                                                                                    See accompanying notes to financial statements.

                                       26

                         Symbollon Pharmaceuticals, Inc.

                          Notes to Financial Statements



1. Description of        Symbollon   Pharmaceuticals,    Inc.
   Business and          (formerly Symbollon Corporation) was formed to
   Basis of              develop and commercialize  proprietary iodine-based
   Presentation          products for  infection  control and  treatment
                         in   biomedical   and    bioagricultural    industries.

                         The  success  of  future   operations  is
                         subject to a number of risks similar to those of other companies in the same stage of development. Principal among these risks are the Company's cumulative operating losses, no assurance of profitable future operations, early state of market development, competition from substitute products or larger companies, dependence on key personnel and the uncertainty of additional future financing as needed. During 2003, the Company continued to incur operating losses and has incurred a cumulative loss through December 31, 2003 of $9,518,670. As of December 31, 2003, the Company had working capital of $635,881. The Company believes that it has the necessary liquidity and capital resources to sustain planned operations through the first quarter of 2005. If the Company cannot secure additional resources before existing resources are exhausted, the Company will have to curtail, or perhaps cease, operations.

                       The Company has previously been in the development stage,
                         but through December 31, 2003 has sold approximately $2.6 million of iodine based products. Accordingly, the Company has determined that it is no longer a development stage company, as the term is defined by Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises."

 2.    Summary of
       Significant
       Accounting Policies

       Use  of           The preparation of financial statements in
       Estimates         conformity   with   generally    accepted    accounting
                         principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Cash and Cash     Cash and cash equivalents  include short-term,
       Equivalents       highly liquid  investments with  maturities
                         of less than three months when acquired.

       Concentration     The  Company   has  one   customer.   The
       of Credit         Customer's financial condition is reviewed on an
       Risks             ongoing  basis,  and  collateral is not required.
                         The Company believes a reserve for potential credit losses is not necessary as of December 31, 2003 and 2002.

 2.    Summary of
       Significant
       Accounting Policies
       (Continued)

       Account           Accounts   receivable   are  customer
       Receivable        obligations  due  under  normal  trade  terms.  The
       and Allowance     Company  performs   continuing   credit
       for Doubtful      evaluations  of  its  customer's   financial  condition
       Accounts          and  generally  does  not  require
                         collateral.    Senior   management   reviews   accounts
                         receivable  on a  periodic  basis to  determine  if any
                         receivables  will  potentially  be  uncollectible.  The
                         Company includes any accounts  receivable balances that
                         are  determined  to be  uncollectible,  if any,  in its
                         overall  allowance  for  doubtful  accounts.  After all
                         attempts  to  collect a  receivable  have  failed,  the
                         receivable is written off against the allowance.  Based
                         on  the  information   available  to  the  Company,  it
                         believes an allowance for doubtful accounts is not necessary as of December 31, 2003 and 2002. However, actual write-offs might exceed the Company's estimates.

       Inventory         Inventory is stated at the lower of cost (determined on
                         a first-in,  first-out basis) or market.

       Long-Lived        Long-lived  assets,  such as  intangible assets
       Assets            and property and  equipment  are  evaluated  for
                         impairment  when  events or  changes  in  circumstances
                         indicate that the carrying amount of the assets may not
                         be  recoverable  through  the  estimated   undiscounted
                         future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. The Company does not believe that any of its long-lived assets are impaired at December 31, 2003 or 2002.

      Depreciation       Equipment  is  stated  at  cost  and  is
      and                depreciated over its estimated useful life
      Amortization       (ranging  from  5-7  years)  using  the   straight-line
                         method. Leasehold improvements are stated at cost and are being amortized by the straight-line method over the 10 year term of the lease which is less than their estimated useful lives.

     Intangible Assets   Intangible assets subject to amortization
                         consist of patents and trademarks that have estimated useful lives ranging from 15-17 years and a weighted average useful life of 15.6 years. Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is rejected or there are other circumstances that indicate that the asset is impaired (as described above). Total patent application costs not subject to amortization totaled $0 and $94,980 as of December 31, 2003 and 2002, respectively, and are included in patent and trademark costs in the accompanying balance sheets.

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

       Revenue           The  Company  recognizes  revenue  from its  product
       Recognition       sales  in   accordance   with  SEC  Staff
                         Accounting  Bulletin No. 101,  "Revenue  Recognition in
                         Financial   Statements,"   as   updated  by  SEC  Staff
                         Accounting  Bulletin  No. 104,  "Revenue  Recognition."
                         Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured.




       Research and      Research and development costs are expensed as
       Development       incurred.

       Stock-Based       The  Company   accounts  for  its   stock-based
       Compensation      compensation    plan   using   the   intrinsic    value
                         method.   Accordingly,   there   was  no
                         compensation  expense  recognized in 2003 or 2002.  The
                         Company provides pro forma disclosures for compensation
                         expense  under the fair value  method of SFAS No.  123,
                         "Accounting for Stock-Based Compensation," and SFAS No.
                         148,         "Accounting         for        Stock-Based
                         Compensation-Transition and Disclosure." If the Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards granted under the plans, consistent with the method prescribed by SFAS No. 123, the effect on net loss and earnings per share would have been as follows:

 2.    Summary of
       Significant
       Accounting Policies
       (Continued)


       Stock-Based                    December 31,                                                2003                2002
       Compensation                   --------------------------------------------------------------------------------------
       (Continued)

                                      Net loss                                              $ (628,123)      $    (601,853)

                                      Add: Stock-based employee compensation
                                        expense included in reported net income,
                                        net of related tax effects                                   -                   -

                                      Deduct: Total stock-based employee
                                        compensation determined under fair
                                        value method of all awards, net of
                                        related tax effects                                     (53,412)          (161,036)
                                      --------------------------------------------------------------------------------------

                                      Basic and diluted loss per share                      $ (681,535)      $    (762,889)
                                      --------------------------------------------------------------------------------------

                                      Basic and diluted loss per share:
                                         As reported                                        $     (.15)      $        (.14)
                                         Pro forma                                          $     (.16)      $        (.18)


                    The fair value of the Company's stock options used to compute the pro forma net loss and net loss per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2003 and 2002, respectively: dividend yield of 0% for both years; expected volatility of 270% and 70%; a risk-free interest rate of between 0.95% and 2.72% and 4.49% and 4.72%, respectively, and an expected holding period of .1 to 5 years and 2 to 9 years, respectively.


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

 2.    Summary of
       Significant
       Accounting Policies
       (Continued)

       Recent            In January 2003, the Financial  Accounting  Standards
       Accounting        Board issued Interpretation No.  46 (FIN 46),
       Standards         "Consolidation  of  Variable  Interest   Entities,   an
                         interpretation  of ARB    No. 51." In December
                         2003, the Financial  Accounting Standards Board revised
                         FIN 46 by  issuing  Interpretation  No.  46R.  FIN  46R
                         clarifies the requirements for consolidation of certain
                         entities  in  which  equity  investors  do not have the
                         characteristics of a controlling  financial interest or
                         do not have sufficient equity at risk for the entity to
                         finance its activities without additional  subordinated
                         financial  support from other parties.  FIN 46R applies
                         immediately to variable interest entities created after
                         December 31, 2003.  It applies in the first fiscal year
                         beginning  after  December  15,  2004,  to all variable
                         interest    entities   that   are   subject   to   this
                         Interpretation. The Company believes the adoption of FIN 46R will not have a material effect on its financial position, future results of operations or cash flows.

 3. Inventory            Inventory consists of the following:


                                      December 31,                                                 2003               2002
                                      --------------------------------------------------------------------------------------

                                      Raw materials                                            $ 23,896           $ 34,190
                                      Finished goods                                                  -                452
                                      --------------------------------------------------------------------------------------

                                                                                               $ 23,896           $ 34,642
                                      --------------------------------------------------------------------------------------

 4.    Equipment and                   Equipment and leasehold improvements are stated at cost and consist of the following:
       Leasehold
       Improvements                   December 31,                                                 2003               2002
                                      --------------------------------------------------------------------------------------

                                      Equipment and fixtures                                  $ 190,018         $  190,018
                                      Leasehold improvements                                     63,146             63,146
                                      --------------------------------------------------------------------------------------

                                                                                                253,164            253,164
                                      Less accumulated depreciation and
                                        amortization                                            196,678            176,694
                                      --------------------------------------------------------------------------------------

                                      Equipment and leasehold improvements, net               $  56,486         $   76,470
                                      --------------------------------------------------------------------------------------

                                      Depreciation expense for the years ended
                                      December 31, 2003 and 2002 totaled $19,984 and $26,751, respectively.


 5. Patent and           Patent and trademark costs consist of the following:
    Trademark
    Costs

                                      December 31,                                                 2003               2002
                                      --------------------------------------------------------------------------------------

                                      Patent costs                                            $ 485,074         $  397,862
                                      Trademark costs                                             2,444              2,444
                                      --------------------------------------------------------------------------------------

                                                                                                487,518            400,306

                                      Less accumulated amortization                              96,089             69,539
                                      --------------------------------------------------------------------------------------

                                      Patent and trademark costs, net                         $ 391,429         $  330,767
                                      --------------------------------------------------------------------------------------

                         Amortization expense related to these assets is estimated to be approximately $32,900 per year in fiscal years 2004 through 2008. Amortization expense for the years ended December 31, 2003 and 2002 totaled $26,550 and $19,068, respectively.

 6.    Stockholders'
       Equity

       Capital Stock     The Company has authorized  18,750,000  shares
                         of Class A common stock, 1,250,000 shares of Class B common stock and 5,000,000 shares of preferred stock.
                         The Class A and Class B common stock are substantially identical except that holders of Class A common stock have the right to cast one vote for each share held and the Class B shareholders have the right to cast five votes for each share held. As of December 31, 2003 and 2002, there were no shares of Class B common stock issued and outstanding. The preferred stock may be issued in series, and shares of each series will have such rights and preferences as are fixed by the Company's Board of Directors. As of December 31, 2003 and 2002, there were no shares of preferred stock issued and outstanding.

       Common Stock      In fiscal 1999, the Company raised net proceeds
       Purchase          of $1,356,007 in  connection  with a
       Warrants          private   placement  equity   offering.   The  offering
                         consisted of the sale of 836,685 units, at a price of $1.75 with each unit consisting of one share of the Company's Class A common stock and one redeemable common stock warrant. In addition, the Company issued to the placement agent 60,940 warrants having terms similar to the common stock warrant issued with each unit. In August 2000, the warrant holders purchased
                         586,910 shares of Class A common stock at $3.00 per share in accordance with the terms of the warrants. The remaining 310,715 warrants expired on August 10, 2003.

       6.Stockholders'
       Equity
       (Continued)

       Common  Stock     In  January  2001,  certain  officers  of the
       Subscriptions     Company entered into Promissory Notes and
       Receivable        Pledge   Agreements  (the  "Notes")  with  the  Company
                         totaling  $834,560 in exchange for    462,895
                         shares of Class A common stock acquired through the exercise of vested stock options. The Notes bear interest at a fixed rate of 5.61% and are due in full on December 31, 2005. The Notes are collateralized by the 462,895 shares of Class A common stock and the Company has full recourse to pursue collection in the event of default. The Company's recourse may be limited to the pledged stock in the event that the officer is no longer employed with the Company and if the then market value of the pledged stock is less than the outstanding principal and accrued but unpaid interest on the officer's Note. The Company accounts for the Notes under FIN 44 "Accounting for Certain Transactions
                         Involving Stock  Compensation (an interpretation of APB
                         Opinion  No.  25)" (FIN 44) and  Emerging  Issues  Task
                         Force Issue No. 00-23 "Issues Related to the Accounting of Stock Compensation Under APB Opinion No. 25 and FASB
                         Interpretation 44" as variable arrangements. Pursuant to these pronouncements, no compensation cost was recognized in 2003 or 2002.

       Investment        On October 1, 2003, the Company entered
       Agreement         into an  Investment  Agreement  with  Dutchess  Private
                         Equities  Fund,  L.P.   (Dutchess).   Pursuant  to  the
                         Investment   Agreement,   the   Company   may,  at  its
                         discretion, periodically put to Dutchess shares of its Class A common stock at a price equal to 95% of the average of the three lowest closing bid prices on the Over-the-Counter Bulletin Board for the five days immediately following the date that the Company gives its notice to Dutchess of its intention to put such stock.

                      Subject to a $1 million per put cap, the maximum amount of each put exercise is equal to, at the Company's election (i) 200% of the average daily volume of the Class A common stock for the 20 trading days prior to the applicable put notice multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (ii) $10,000.

                        The Company may continue to put shares to Dutchess until
                         October 17, 2006 or Dutchess has paid a total of $10 million, whichever occurs first.

    7.   Stock Plans     The Company has adopted  three stock plans:
                         a stock option plan, an employee stock purchase plan and a nonemployee directors' stock option plan.

                       The stock option plan provides for the grant of incentive
                         stock options, nonqualified stock options and stock appreciation rights. The Company has reserved 1,600,000 shares for issuance under this plan.

 7.   Stock Plans        The employee  stock  purchase plan provides
      (Continued)        for the purchase of Class A common stock  at
                         85 percent of the fair market value at specific dates, to encourage stock ownership by all eligible employees.
                         The Company has reserved 200,000 shares for purchase under this plan. During the years ended December 31, 2003 and 2002, the Company did not issue any shares under the stock purchase plan.

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

                         Under the above plans 683,842 shares are available for future grant or purchase.

                         The Company had the following option activity under the stock option plan and the nonemployee directors' stock option plan in 2003 and 2002:


                                                                                                         Weighted-Average
                                                                                                          Exercise Price
                                                                                          Shares             Per Share
                                      --------------------------------------------------------------------------------------

                                      Balance, December 31, 2001                          873,000                $4.15
                                         Granted                                            7,500                 1.93
                                         Exercised                                        (10,000)                1.08
                                         Cancelled                                       (123,000)                2.27
                                      --------------------------------------------------------------------------------------

                                      Balance, December 31, 2002                          747,500                 4.50
                                         Granted                                          607,500                 0.28
                                         Exercised                                              -                    -
                                         Cancelled                                       (690,000)                4.71
                                      --------------------------------------------------------------------------------------

                                      Balance, December 31, 2003                          665,000                $0.44
                                      --------------------------------------------------------------------------------------


 7.   Stock Plans        All  options  outstanding  at December  31,
      (Continued)        2003   are   categorized   by  the   following   ranges
                         in the table below:


                                                                                            Weighted-
                                                                        Weighted -           Average
                                                                          Average           Remaining
                                                     Share               Exercise          Contractual           Number of
                                                  Price Range              Price          Life (years)             Shares
                                      --------------------------------------------------------------------------------------

                                           $ 0.28   to   $1.00               $0.28             4.9                  607,500
                                           $ 1.00   to   $5.00               $2.11             5.3                   57,500
                                                                                                                    --------
                                                                                                                    665,000
                                                                                                                    ========

                         All options exercisable at December 31, 2003 are categorized by the following ranges in the table below:

                                                                                            Weighted-
                                                                        Weighted -           Average
                                                                          Average           Remaining
                                                     Share               Exercise          Contractual          Number of
                                                  Price Range              Price          Life (years)           Shares
                                      --------------------------------------------------------------------------------------

                                           $ 0.28   to   $1.00               $0.28             4.9                  200,000
                                           $ 1.00   to   $5.00               $2.12             5.1                   53,750
                                                                                                                    -------
                                                                                                                    253,750
                                                                                                                    =======
                         All options exercisable at December 31, 2002 are
                         categorized by the following ranges in the table below:

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
                                                                                                                    -------
                                                                                                                    621,250
                                                                                                                    =======

 7.   Stock Plans        The weighted-average  fair value of options
      (Continued)        granted during the years ended  December 31,
                         2003  and  2002  was  $0.25   and   $1.93  per   share,
                         respectively.

                         In November 2003, the Company's Board of Directors authorized the repricing of employee options, canceling 690,000 options with exercise prices ranging from $1.94 to $9.06 and issuing options to purchase 600,000 shares of common stock at $0.28 per share, which was above the market value on the date of the repricing. These options will be subject to variable plan accounting, as defined by FIN 44. The repriced options have been reflected as grants and cancellations in the stock option activity for the year ended December 31, 2003. As prescribed by the provisions of FIN 44 the Company will remeasure the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date. As of December 31, 2003, the Company has not recognized any compensation expense to date related to the repriced options, as the fair market value of the Company's common stock at December 31, 2003, was below the exercise price of the repriced options.

 8.   Loss Per Share     The Company's basic and diluted net loss
                         per share of common stock for the years ended  December
                         31, 2003 and 2002 is computed by dividing  the net loss
                         by  the  weighted   average  number  of  common  shares
                         outstanding during the period.

                         The following table summarizes securities that were outstanding as of December 31, 2003 and 2002 but not included in the calculation of diluted net loss per share because such shares are antidilutive:


                                      December 31,                                                2003                2002
                                      --------------------------------------------------------------------------------------

                                      Stock options                                            665,000             747,500
                                      Stock warrants                                                 -             310,715

 9.   Income  Taxes      The  following   table   summarizes  the
                         significant differences between the benefit that would be recognized under the United States federal statutory tax rate and the Company's effective tax rate for financial statement purposes:


                                      December 31,                                                2003                2002
                                      --------------------------------------------------------------------------------------

                                      United States statutory tax rate                             34%                 34%
                                      State taxes, net of United States
                                         federal tax benefit                                       6%                  6%

                                      Valuation allowance provided against net
                                         operating loss carry forwards and tax credits            (40%)               (40%)
                                      --------------------------------------------------------------------------------------

                                      Effective tax rate                                          -  %                -  %
                                      --------------------------------------------------------------------------------------


 9.   Income Taxes       Deferred  income taxes reflect the impact
      (Continued)        of  "temporary  differences"  between  the
                         amount  of  assets  and   liabilities   for   financial
                         reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax assets are comprised of the following:


                                      December 31,                                                2003                2002
                                      --------------------------------------------------------------------------------------

                                      Tax credit carryforwards                            $    393,000       $     376,000
                                      Net operating loss carryforwards                       3,716,000           3,465,000
                                      --------------------------------------------------------------------------------------

                                      Gross deferred tax asset                               4,109,000           3,841,000

                                      Deferred tax assets valuation
                                        allowance                                           (4,109,000)         (3,841,000)
                                      --------------------------------------------------------------------------------------

                                      Net deferred tax assets                             $          -       $           -
                                      --------------------------------------------------------------------------------------

                       As of December 31, 2003 and 2002, the deferred tax assets
                         have been fully offset by valuation allowances, since the realization of such amounts is uncertain. The change in the valuation allowance during 2003 and 2002 was $268,000 and $287,000, respectively.

                         As of December 31, 2003, the Company has net operating loss carryforwards totaling approximately $9,291,000. The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company's common stock.

                         The following is a breakdown of the net operating loss expiration period:

                                                                                                             Amount of
                                      Expiration Date                                                      Remaining NOL
                                      ------------------------------------------------------------------------------------

                                      2008                                                                    $    743,000
                                      2009                                                                       1,514,000
                                      2010                                                                       1,374,000
                                      2011                                                                         921,000
                                      2018                                                                         897,000
                                      2019                                                                         739,000
                                      2020                                                                         476,000
                                      2021                                                                       1,387,000
                                      2022                                                                         612,000
                                      2023                                                                         628,000
                                      ---------------------------------------------------------------------------------------

                                                                                                              $  9,291,000
                                      ---------------------------------------------------------------------------------------

 9.   Income Taxes       In addition, the Company has available tax
      (Continued)        credit  carryforwards  (adjusted to reflect
                         provisions   of  the  Tax   Reform   Act  of  1986)  of
                         approximately $393,000, which are available to offset future taxable income and income tax liabilities, when earned or incurred. These amounts expire in various years through 2023.

10.    Commitments

       Facilities Lease  The Company leases its research  facilities under an operating lease that expires on August 31, 2007. The lease requires payment of real estate taxes and other common area maintenance expenses. Rent expense for the years ended December 31, 2003 and 2002 was approximately $36,000 and $34,000, respectively.

                         Future minimum rental payments due are as follows:

                                      Year ending December 31,                                                       Total
                                      --------------------------------------------------------------------------------------

                                      2004                                                                       $  37,000
                                      2005                                                                          38,000
                                      2006                                                                          40,000
                                      2007                                                                          27,000
                                      ---------------------------------------------------------------------------------------

                                                                                                                 $ 142,000
                                      ---------------------------------------------------------------------------------------

      Employment         The Company has  employment  agreements  with its
      Agreements         principal  officers  providing for    minimum
                         base   compensation  and  severance  pay  which  expire
                         December  31,  2005.  For the years ended  December 31,
                         2003 and 2002,  the  aggregate  amount paid under these
                         agreements   was  $440,000  per  year.  The  employment
                         agreements provide for inflationary adjustments and are subject to other increases based on the Board of Directors' approval. Minimum amounts to be paid under these agreements total approximately $440,000 per year.

      Royalty            A  royalty  agreement  with  one  of the
      Agreement          inventors  who assigned  certain  patent  rights to the
                         Company provides for royalties based on a percentage of the licensing revenues received by the Company from products falling within the scope of the patent rights.
                         The percentage varies from 1.5% to 5% depending on the gross revenues received, with maximum royalty payments under the agreement not to exceed $2,884,000. Through
                         December 31, 2003 no royalties have been earned under this agreement.

10.    Commitments
       (Continued)

       Consulting        The Company has entered into  various  scientific
       Agreements        advisory  and  consulting   agreements    to
                         support its development  activities.  These  agreements
                         generally  expire over several  future  years.  Amounts
                         charged  to  operations   in   connection   with  these
                         agreements for the years ended December 31, 2003 and 2002 amounted to approximately $48,000 and $37,000, respectively.

       Finder's Fees     The Company has entered into agreements to pay
                         finders' fees for agreements  entered into with certain
                         companies  for  investment  or  revenue  purposes.  The
                         finders'  fee  are  based  on  a   percentage   of  the
                         investment or revenue.

      Employee Benefit   Effective  January 1, 1999,  the  Company
      Plan               established  a Savings  Incentive  Match   Plan for
                         Employees of Small Employers (SIMPLE) IRA plan covering
                         substantially  all of its employees.  The Company makes
                         contributions  to the  plan  at the  discretion  of the
                         Board of Directors  based upon a percentage of employee
                         compensation  as provided by the terms of the plan. The
                         Company's   contribution   to  the  plan   amounted  to
                         approximately  $13,200  for  each  of the  years  ended
                         December 31, 2003 and 2002.

 11.  Major  Customers   For the years ended  December 31, 2003
                         and 2002, the Company has generated its revenue from one customer, its exclusive marketing partner for its bovine teat santizer. Net product sales by market are as follows:

                                      Year ended December 31,                                 2003                2002
                                      --------------------------------------------------------------------------------------

                                      United States                                        $  221,588            $ 379,254
                                      United Kingdom                                           49,184                    -
                                      --------------------------------------------------------------------------------------

                                                                                           $  270,772            $ 379,254
                                      --------------------------------------------------------------------------------------

 12.  Related  Party     A  member  of the  Board  of  Directors
      Transactions       provides  legal   services  to  the  Company.   Amounts
                         paid for legal services rendered by the director, either individually or through his firm, totaled approximately $99,000 and $51,000 for the years ended December 31, 2003 and 2002, respectively.

                         The Company exchanges office space for services with a company owned by the spouse and in-law of one of the Company's officers and directors. The officer and director is also a director in the other company. The estimated annual value for 2003 and 2002 of the relationship is $9,600 and $4,800, respectively.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         In a Current Report on Form 8-K filed and dated December 16, 2003 we previously reported that we had changed our independent auditor.

Item 8A.  Controls and Procedures

         The Company's management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         There has not been any change in the Company's internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

         We incorporate herein by reference the information appearing under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2004 Annual Meeting of Stockholders.

         Information concerning our executive officers is contained in Part I of this report under the caption "Executive Officers."

Item 10.  Executive Compensation

         We incorporate herein by reference the information appearing under the caption "Executive Compensation" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2004 Annual Meeting of Stockholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         We incorporate herein by reference the information appearing under the captions "Principal Stockholders" and "Equity Compensation Plan Information" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2004 Annual Meeting of Stockholders.

Item 12.  Certain Relationships and Related Transactions

         We incorporate herein by reference the information appearing under the caption "Certain Transactions" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2004 Annual Meeting of Stockholders.

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

         3        1994 Employee Stock Purchase Plan.

         4        1995 Non-Employee Directors' Stock Option Plan.

         5 Employment Agreement, dated December 14, 1999, between the Company and Dr. Jack H. Kessler.

         6 Employment Agreement, dated December 14, 1999, between the Company and Paul C. Desjourdy.

         (b) Reports on Form 8-K

         During the fourth quarter we filed a report on Form 8-K on December 16, 2003. The report contained an Item 4 disclosure concerning our change in certifying accountants.

Item 14.  Principal Accountant Fees and Services

         We incorporate herein by reference the information appearing under the caption "Ratification of Appointment of Independent Auditors" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2004 Annual Meeting of Stockholders.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         SYMBOLLON PHARMACEUTICALS, INC.

                         By:   /s/ Paul C. Desjourdy
                               -----------------------------
                               Paul C. Desjourdy
                               President

Date: March 30, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature          Title                                  Date

    /s/ Jack H. Kessler     Chief Executive Officer,              March 30, 2004
--------------------------  Chief Scientific Officer,
      Jack H. Kessler       Secretary and Chairman
                            of the Board of Directors
                            (Principal Executive Officer)


   /s/ Paul C. Desjourdy    President, Chief Operating Officer,   March 30, 2004
--------------------------  Treasurer, General Counsel, Chief
     Paul C. Desjourdy      Financial Officer, and Director (Principal
                            Financial and Accounting Officer)


   /s/ James C. Richards    Director                              March 30, 2004
--------------------------
    James C. Richards

   /s/ Richard F. Maradie   Director                              March 30, 2004
--------------------------
     Richard F. Maradie

   /s/ Eugene Lieberstein   Director                              March 30, 2004
--------------------------
   Eugene Lieberstein

                         Symbollon Pharmaceuticals, Inc.
                                Index to Exhibits

3.1 Amended Certificate of Incorporation of the Company; including Certificate of Designations, Preferences and Rights of Series A Preferred Stock of the Company. (previously filed as exhibit 3.1 to Form 10-QSB for the quarter ended June 30, 2001 and incorporated by reference)
3.2 Amended By-Laws of the Company. (previously filed as exhibit 3.2 to Form 10-QSB for the quarter ended June 30, 1999 and incorporated by reference)
3.3 Agreement of Merger, dated as of August 4, 1993, between the Company and Symbollon Corporation, a Massachusetts corporation (including Certificate of Merger and other state filings). (previously filed as exhibit number 3.3 of the Registration Statement (the "Registration Statement") on Form SB-2 (Registration No. 33-68828) filed on November 24, 1993 and declared effective on December 7, 1993, and incorporated by reference)
4.1 Form of Specimen Class A Common Stock Certificate. (previously filed as exhibit number 4.2 of the Registration Statement and incorporated by reference)
10.1 1993 Stock Option Plan of the  Company,  as amended.  (previously  filed as exhibit 10.1 to Form 10-QSB for the quarter ended June 30, 1999 and incorporated by reference)
10.2 Employment Agreement, dated December 14, 1999, between the Company and Paul
     C. Desjourdy. (previously filed as exhibit number 10.2 to Form 10-KSB for the year ended December 31, 1999 and incorporated by reference)
10.3 Employment Agreement, dated December 14, 1999, between the Company and Dr. Jack H. Kessler. (previously filed as exhibit number 10.3 to Form 10-KSB for the year ended December 31, 1999 and incorporated by reference)
10.4 Commercial Lease, dated June 5, 1997, between Pine Street Realty Trust and the Company. (previously filed as exhibit number 10.18 to Form 10-QSB for the quarter ended June 30, 1997 and incorporated by reference)
10.5 Form of Indemnification Agreement between the Company and each officer and director of the Company. (previously filed as exhibit number 10.6 of the Registration Statement and incorporated by reference)
10.6 Marketing and Supply Agreement, dated January 11, 1995, between the Company and West Agro. (previously filed as exhibit number 10.1 to Form 8-K of the Registrant dated January 11, 1995 and incorporated by reference) *
10.7 Agreement, dated August 31, 1992, among the Company, Dr. Jack H. Kessler and Dr. Robert Rosenbaum. (previously filed as exhibit number 10.8 of the Registration Statement and incorporated by reference)
10.8 Form of Stock Option Agreement to be entered into between the Company and each option holder. (previously filed as exhibit number 10.10 to Form 10-KSB for the year ended December 31, 1993 and incorporated by reference)
10.9 1994 Employee Stock Purchase Plan of the Company. (incorporated by reference to Exhibit B to the Company's 1994 Annual Stockholders Meeting Proxy Statement filed under cover of Schedule 14A dated May 4, 1994)
10.10 1995 Non-Employee Directors' Stock Option Plan of the Company.(previously filed as exhibit number 10.1 to Form 10-QSB for the quarter ended June 30, 1995 and incorporated by reference)
10.11  Promissory Note, dated January 11, 2001, between the Company and Dr. Jack
     H. Kessler, together with the Pledge Agreement and Letter Agreement related thereto. (previously filed as exhibit number 10.13 to Form 10-KSB for the year ended December 31, 2000 (the `2000 Form 10-KSB") and incorporated by reference)
10.12  Promissory  Note,  dated  January 11, 2001,  between the
     Company and Paul C. Desjourdy, together with the Pledge Agreement and Letter Agreement related thereto. (previously filed as exhibit number 10.14 to the 2000 Form 10-KSB and incorporated by reference)
 10.13 Investment Agreement, dated October 1, 2003, between the Company and Dutchess Private Equities Fund, L.P. (previously filed as exhibit 10.14 to the Registration Statement on Form SB-2 (Registration No. 333-109772), filed on October 17, 2003 and declared effective on November 7, 2003 (the "2003 Registration Statement"))
10.14 Registration Rights Agreement, dated October 1, 2003, between the Company and Dutchess Private Equities Fund, L.P. (previously filed as exhibit 10.15 to the 2003 Registration Statement)
23.1 Consent of Vitale, Caturano & Company P.C. relating to Forms S-3 and S-8.
31.1 Certification  of  the  Chief  Executive  Officer  required  by  Securities
     Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification  of  the  Chief  Financial  Officer  required  by  Securities
     Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of the Chief Executive Officer required by Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of the Chief Financial Officer required by Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
------------------------------------------------------
* Indicates that material has been omitted and confidential treatment has been granted or requested therefor. All such omitted material has been filed separately with the Commission pursuant to Rule 24b-2.