Form 10QSB
period 2004-03-31
SYMBOLLON CORP
filed 2004-05-14
CIK 912086

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

 .............................................................................
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days. Yes X No
__

As of May 12, 2004, 4,196,204 shares of Class A Common Stock of the issuer were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___   No X

                         SYMBOLLON PHARMACEUTICALS, INC.



                                      INDEX

                                                                          PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheets - March 31, 2004
                    (unaudited) and December 31, 2003                       3

                  Unaudited Condensed Statements of Operations
                    - For the three months ended March 31, 2004 and 2003    5

                  Unaudited Condensed Statements of Cash Flows
                    - For the three months ended March 31, 2004 and 2003    6

                  Notes to the Unaudited Condensed Financial Statements     7

         Item 2.  Management's Discussion and Analysis
                    or Plan of Operation                                   11

         Item 3.  Controls and Procedures                                  13

PART II.  OTHER INFORMATION

         Item 2.  Changes in Securities                                    14

         Item 5.  Other Information                                        14

         Item 6.  Exhibits and Reports on Form 8-K                         14

SIGNATURE                                                                  15

EXHIBIT INDEX                                                              16

                         Symbollon Pharmaceuticals, Inc.

                            Condensed Balance Sheets





                                                                                        March 31,
                                                                                          2004            December 31,
                                                                                      (unaudited)             2003
------------------------------------------------------------------------------------------------------------------------------------

Assets

Current assets:
   Cash and cash equivalents                                                         $    431,703          $   617,897
   Accounts receivable                                                                     60,080              100,189
   Inventory                                                                               78,026               23,896
   Prepaid expenses                                                                        20,159               27,594
------------------------------------------------------------------------------------------------------------------------------------

       Total current assets                                                               589,968              769,576

Equipment and leasehold improvements, net of
  accumulated depreciation and amortization                                                52,147               56,486

Other assets:
   Patent and trademark costs, net of accumulated
     amortization                                                                         393,064              391,428
   Deposit                                                                                  2,364                2,364
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     $  1,037,543          $ 1,219,854
------------------------------------------------------------------------------------------------------------------------------------


                         Symbollon Pharmaceuticals, Inc.

                            Condensed Balance Sheets
                                   (Continued)




                                                                                        March 31,
                                                                                           2004           December 31,
                                                                                       (unaudited)            2003
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                                 $      64,943         $     33,832
   Accrued clinical development expenses                                                   70,507               80,507
   Other current liabilities                                                               24,769               19,356
------------------------------------------------------------------------------------------------------------------------------------

       Total current liabilities                                                          160,219              133,695
------------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
   Common stock, Class A, par value $.001 per share, 18,750,000
     shares authorized, 4,196,204 shares issued and outstanding                             4,196                4,196
   Convertible common stock, Class B, par value $.001
     per share, 1,250,000 shares authorized and unissued                                        -                    -
   Preferred stock, par value $.001 per share, 5,000,000 shares
     authorized and unissued                                                                    -                    -
   Additional paid-in capital                                                          11,850,402           11,435,193
   Accumulated deficit                                                                (10,142,714)          (9,518,670)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                        1,711,884            1,920,719
   Common stock subscriptions receivable                                                 (834,560)            (834,560)
------------------------------------------------------------------------------------------------------------------------------------

       Total stockholders' equity                                                         877,324            1,086,159
------------------------------------------------------------------------------------------------------------------------------------

                                                                                    $   1,037,543         $  1,219,854
------------------------------------------------------------------------------------------------------------------------------------

                                                                         See accompanying notes to condensed financial statements.


                         Symbollon Pharmaceuticals, Inc.

                       Condensed Statements of Operations
                                   (unaudited)




                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                   -------------------------------------
                                                                                        2004                    2003
------------------------------------------------------------------------------------------------------------------------------------

Revenue:
   Net product sales                                                               $   60,080             $     22,790

Operating expenses:
   Cost of goods sold                                                                  51,371                   23,567
   Research and development costs                                                      97,359                   59,987
   General and administrative expenses                                                143,344                  108,645
   Stock-based compensation from repriced options (1)                                 393,334                        -
------------------------------------------------------------------------------------------------------------------------------------

     Total operating expenses                                                         685,408                  192,199
------------------------------------------------------------------------------------------------------------------------------------

Loss from operations                                                                 (625,328)                (169,409)

Interest income                                                                         1,284                    3,212
------------------------------------------------------------------------------------------------------------------------------------

Net loss                                                                           $ (624,044)           $    (166,197)
------------------------------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per share of
  common stock                                                                     $     (.15)           $        (.04)
------------------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares
  outstanding - basic and diluted                                                   4,196,204                4,196,204
------------------------------------------------------------------------------------------------------------------------------------

(1)  The following summarizes the allocation of stock-based compensation from repriced options:
       Cost of goods sold                                                             196,667                        -
       Research and development costs                                                  65,556                        -
       General and administrative expenses                                            131,111                        -
------------------------------------------------------------------------------------------------------------------------------------

     Total                                                                            393,334                        -
------------------------------------------------------------------------------------------------------------------------------------



                                                                         See accompanying notes to condensed financial statements.

                         Symbollon Pharmaceuticals, Inc.

                       Condensed Statements of Cash Flows
                                   (unaudited)





                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                     -----------------------------------
                                                                                          2004                   2003
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:

   Net loss                                                                          $  (624,044)          $  (166,197)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Stock-based compensation                                                            393,334                     -
     Issuance of common stock and options for services rendered                           21,875                     -
     Depreciation and amortization                                                        13,231                10,007
     Changes in operating assets and liabilities:
       Accounts receivable                                                                40,109                77,390
       Inventory                                                                         (54,130)              (55,190)
       Prepaid expenses                                                                    7,435                16,201
       Accounts payable and other current liabilities                                     26,524                18,253
------------------------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                          (175,666)              (99,536)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

   Purchase of equipment and leasehold improvements                                         (533)              (22,773)
   Patent and trademark cost additions                                                    (9,995)                    -
------------------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                           (10,528)              (22,773)
------------------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                               (186,194)             (122,309)

Cash and cash equivalents, beginning of period                                           617,897             1,244,606
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                             $   431,703           $ 1,122,297
------------------------------------------------------------------------------------------------------------------------------------

Supplemental information:
   There were no payments made for interest or income taxes during 2004 or 2003.


                                                                 See accompanying notes to condensed financial statements.

                         Symbollon Pharmaceuticals, Inc.

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

2. Accounting       The accompanying  unaudited financial
   Policies         statements  do  not  contain  all  of  the  disclosures
   and              required  by  generally   accepted   accounting
   Disclosure       principles  and  should  be read  in  conjunction  with  the financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

                    In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

                    The accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

                    Account Receivable and Allowance for Doubtful Accounts Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customer's financial condition and generally does not require collateral. Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, if any, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, it believes an allowance for doubtful accounts is not necessary as of March 31, 2004 or December 31, 2003, however, actual write-offs might exceed the Company's estimates.

2. Accounting       Revenue  Recognition
   Policies         The Company  recognizes  revenue  from its product  sales in
   and              accordance with SEC Staff    Accounting  Bulletin
   Disclosure       No. 101, "Revenue  Recognition in Financial  Statements," as
   (continued)      updated by SEC Staff Accounting  Bulletin No. 104,  "Revenue
                    Recognition." Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured.

                    Stock-Based Compensation
                    The Company accounts for its stock-based compensation plans using the intrinsic value method. The Company provides pro forma disclosures for compensation expense under the fair value method of Statement of Financial Accounting Standards
                    (SFAS) No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." If the Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards granted under the plans, consistent with the method prescribed by SFAS No. 123, the effect on net loss and earnings per share would have been as follows:


                    March  31,                                                  2004                2003
                    --------------------------------------------------------------------------------------

                    Net loss                                              $ (624,044)      $    (166,197)

                    Add: Stock-based employee compensation
                      expense included in reported net income,
                      net of related tax effects                             393,334                   -

                    Deduct: Total stock-based employee
                      contribution determined under fair
                      value method of all awards, net of
                      related tax effects                                    (12,111)             (1,650)
                    --------------------------------------------------------------------------------------

                    Basic and diluted loss per share                      $ (242,821)      $    (167,847)
                    --------------------------------------------------------------------------------------

                    Basic and diluted loss per share:
                       As reported                                        $     (.15)      $       (.04)
                       Pro forma                                          $     (.06)      $       (.04)


                    The  fair  value  of the  Company's  stock  options  used to compute the pro forma net loss and net loss per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2004 and 2003, respectively: dividend yield of 0% for both years; expected volatility of 270% for both years; a risk-free interest rates of between 4.0% and between 0.95% and 2.72%, respectively, and an expected holding period of 8 to 9 years and .1 to 5 years, respectively.

3. Common Stock     In January  2001,  certain  officers of the
   Subscriptions    Company  entered  into  Promissory  Notes and
   Receivable       Pledge  Agreements  (the "Notes") with the Company  totaling
                    $834,560 in exchange for   462,895 shares of Class
                    A common stock acquired through the exercise of vested stock options.  The Notes bear  interest  at a fixed rate of 5.61%
                    and are due in full on  December  31,  2005.  The  Notes are collateralized by the 462,895 shares of Class A common stock and the Company has full  recourse to pursue  collection  in the event of default.  The Company's recourse may be limited to the  pledged  stock in the event  that the  officer is no longer  employed  with the  Company  and if the then  market value  of the  pledged  stock is less  than the  outstanding principal  and accrued but unpaid  interest on the officer's
                    Note.  The  Company   accounts  for  the  Notes  under  FASB
                    Interpretation  No. 44 "Accounting for Certain  Transactions
                    Involving  Stock  Compensation  (an  interpretation  of  APB
                    Opinion  No.  25)" (FIN 44) and  Emerging  Issues Task Force
                    Issue No. 00-23 "Issues  Related to the  Accounting of Stock
                    Compensation   Under   APB   Opinion   No.   25   and   FASB
                    Interpretation 44" as variable arrangements. Pursuant to these pronouncements, no compensation cost was recognized in 2004 or 2003.

4. Stock Based      At March 31,  2004,  the  Company  had three
   Compensation     stock based compensation  plans (one   incentive
                    and nonqualified, one employee and one non-employee director plan). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No.
                    25, "Accounting for Stock Issued to Employees," and related interpretations.

                    In  November   2003,   the  Company's   Board  of  Directors
                    authorized the repricing of employee options, canceling 690,000 options with exercise prices ranging from $1.94 to $9.06 and issuing options to purchase 600,000 shares of common stock at $0.28 per share, which was above the market value on the date of the repricing. These options will be subject to variable plan accounting, as defined by FIN 44. As prescribed by the provisions of FIN 44 the Company will remeasure the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date. As of March 31, 2004, the Company has recognized $393,334 as compensation expense related to the repriced options, as the fair market value of the Company's common stock at March 31, 2004, was above the exercise price of the repriced options.

                    On January 5, 2004 the Company issued options to purchase 50,000 shares of common stock at $0.25 per share to certain consultants hired by the Company. The options vest 25,000 on the six-month anniversary and 25,000 on the twelve month anniversary of the grant date. The first 25,000 options can be exercised for no consideration if the Company's average common stock closing price for the last three months of the first six-month vesting period is greater than $0.50 per share. The second 25,000 options can be exercised for no consideration if the Company's average common stock closing price for the last three months of the second six-month vesting period is greater than $0.75 per share. The Company accounts for these options under Emerging Task Force Issue 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" (EITF 96-18). Accordingly, the Company has recognized approximately $22,000 of expense related to these options for the three months ended March 31, 2003, included in general and administrative expenses in the accompanying statement of operations.

5.  Earnings        In accordance with SFAS No. 128, "Earnings Per Share", basic
    Per Share       and diluted earnings per share were calculated as follows:

                    March  31,                           2004             2003
                    ------------------------------------------------------------

                    Net loss                           $ (624,044)   $ (166,197)

                    Average shares outstanding - basic  4,196,204     4,196,204
                    Dilutive effect of stock options            -             -
                                                       -------------------------
                    Weighted average shares - diluted   4,196,204     4,196,204

                    Basic and diluted loss per share   $    (0.15)   $    (0.04)

                    Diluted income per share

                    Outstanding potentially dilutive stock options and warrants, which were not included in the earnings per share calculations, as their inclusion would have been anti-dilutive at March 31, 2004 and 2003, were 722,500 and 1,065,715, respectively.

6. Subsequnet       On April 7, 2004, the Company  announced
   Event            that it had  entered  into an asset  purchase  agreement  to acquire certain assets of Mimetix Inc., a privately held company, and other related parties associated with their iodine drug development efforts in women's healthcare for 425,000 shares of Symbollon's Class A common stock. The
                    Company intends to close this transaction during May 2004.

Item 2.  Management's Discussion and Analysis or Plan of Operation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

         We are a specialty pharmaceutical company. We have a formulation iodine-based proprietary technology that has potential product applications in the areas of infection control and women's healthcare. In 1995, we launched our first commercial product, IodoZyme(R). Through December 31, 2003, it has generated approximately $2.6 million in sales.

         Since 2000, we have concentrated our product development efforts on the proposed product application for the treatment of fibrocystic breast disease. We believe we have adequate cash reserves to continue base operations through the first quarter of 2005. In order for us to continue the clinical development of IoGen(TM), we must raise additional resources. If we cannot secure additional resources before existing resources are exhausted, we will have to curtail, or perhaps cease, operations.

Forward-Looking Statements

         In addition to the historical information contained herein, this Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements concerning plans, objectives, goals, strategies, prospects, revenues, liquidity and capital resources, financial needs and future performance, costs and expenditures. Such statements may be identified or qualified, without limitation, by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance, achievements and results may differ materially from those expressed, projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, dependence on collaborative partners, early stage of drug development, additional financing requirements and availability, history (and expectation) of losses, uncertainty associated with preclinical and clinical testing, market acceptance, intense competition, lack of marketing experience, materials incompatibility, hazardous materials, and the other risks and uncertainties described or discussed in the section "Risk Factors" in the Annual Report on Form 10-KSB for the year ended December 31, 2003. The forward-looking statements contained herein represent our judgment as of the date of this Quarterly Report on Form 10-QSB, and we caution readers not to place undue reliance on such statements.

Results of Operations

         Symbollon's net loss for the three-month period ended March 31, 2004 was $624,044, reflecting an increase of $457,847 from a net loss of $166,197 in the comparable 2003 period. The increased loss for the three-month period resulted primarily from increased stock-based compensation resulting from variable accounting for certain stock options, increased clinical development expenses related to IoGen and increased investor relations expenses related to our effort to raise public awareness of Symbollon, partially offset by decreased insurance expenses due to cost reduction efforts. We expect to continue to incur operating losses for the foreseeable future.

         Product revenues from sales of IodoZyme (our bovine teat sanitizer product) for the three-month period ended March 31, 2004 were $60,080, reflecting an increase of $37,290 from the product sales in the comparable 2003 period. Because our exclusive marketing partner orders IodoZyme a limited number of times each year, the changes between periods reflect mostly timing differences in receipt of those orders from the marketing partner, and the increased sales for the three-month period do not necessarily reflect correspondingly increased sales for the entire year.

         The gross profit margin on product sales for the three-month period ended March 31, 2004 was 14.54%, compared to (3.4%) in the comparable 2003 period. The increase in the gross profit margin on product sales for the three-month period ended March 31, 2004 was primarily due to increased sales volume.

         Research and development expenses for the three-month period ended March 31, 2004 were $97,359, reflecting an increase of $37,372 from the research and development expenses in the comparable 2003 period. The increase resulted primarily from increased consulting and other clinical development expenses related to IoGen. We anticipate that research and development expenses will continue to increase during the remainder of 2004 as we initiate the next stage of clinical trials and a toxicity study, as compared to prior year periods. We intend secure additional resources prior to initiating the next clinical studies.

         General and administrative expenses for the three-month period ended March 31, 2004 were $143,344, reflecting an increase of $34,699 from the general and administrative expenses in the comparable 2003 period. The increase in the general and administrative expenses for the three-month period ended March 31, 2004 was primarily due to increased investor relations expenses related to our effort to increase public awareness of Symbollon, including in part stock-based compensation for such services, partially offset by decreased insurance expenses due to cost reduction efforts. We anticipate that general and administrative expenses will continue to increase during the remainder of 2004 as we continue our expanded investor relations compaign, as compared to prior year periods.

         As a result of our repricing of stock options in November 2003, some of our outstanding stock options are subject to variable plan accounting which requires us to measure the intrinsic value of the repriced options through the earlier of the date of exercise, cancellation or expiration at each reporting date. Operating results for the three-month period ended March 31, 2004 include an expense of $339,334 as a result of an increase in the intrinsic value of these options, compared to none in the comparable 2003 period. We expect that compensation charges and credits may occur in the future based upon changes in the intrinsic value of our repriced stock options.

         Our interest income for the three-month period ended March 31, 2004 was $1,284, reflecting a decrease of $1,928 from the interest income in the comparable 2003 period. The decrease resulted from a decrease in available funds for investment.

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

         During 2004, we continued to incur operating losses and have incurred a cumulative loss through March 31, 2004 of $10,142,714. As of March 31, 2004, we had working capital of $429,749. We believe that we have the necessary liquidity and capital resources to sustain planned operations into early 2005. Our planned operations for 2004 include manufacturing IodoZyme, manufacturing the first registration batch of clinical drug for use in the next IoGen studies and securing additional resources to sustain our operations and to continue the clinical development of IoGen. We estimate that it will cost approximately $10 million to complete the clinical development of IoGen. Until we secure additional resources, we will not be able to conduct any further significant clinical development of IoGen, including necessary clinical trials or animal toxicity studies that are required to submit IoGen for FDA marketing approval, on which our future is likely dependent. If we cannot secure additional resources before existing resources are exhausted, which is estimated to occur by the end of the first quarter of 2005, we will have to curtail, or perhaps cease, operations.

         During the remainder of 2004, we are committed to pay approximately $330,000 as compensation to our current executive officers and approximately $28,000 for lease payments on our facilities. We have plans to incur approximately $100,000 for certain scale-up manufacturing activities relating to development of IoGen. We have no other material capital expenditures planned during fiscal 2004. At December 31, 2003, we had a net operating loss carryforward for federal income tax purposes of approximately $9,291,000 expiring through 2023.

Item 3.  Controls and Procedures

         Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2. Changes in Securities

         On January 5, 2004, we entered into a services agreement with Barry Kaplan Associates. In accordance with the service agreement, and as partial consideration for the services provided by Barry Kaplan Associates, we issued stock options to purchase 50,000 shares of our common stock at an exercise price of $0.25 per share. The options issued to Barry Kaplan Associates expire on the either of 90 days after the termination of the service agreement or January 5, 2006. The options vest 25,000 on the six-month anniversary and 25,000 on the twelve-month anniversary of the grant date. The first 25,000 options can be exercised for no consideration if our average common stock closing price for the last three months of the first six-month vesting period is greater than $0.50 per share. The second 25,000 options can be exercised for no consideration if our average common stock closing price for the last three months of the second six-month vesting period is greater than $0.75 per share. The options were issued pursuant to exemptions afforded by Section 4(2) of the Securities Act of 1933.

Item 5. Other Information

         On April 7, 2004, we announced that we signed an asset purchase agreement to acquire certain assets of Mimetix Inc., a privately held company, and other related parties associated with their iodine drug development efforts in women's healthcare for 425,000 shares of Symbollon's Class A common stock. These assets include the data from three clinical trials utilizing iodine to treat women with fibrocystic breast disease. Symbollon and Mimetix are working towards a prompt closing of the asset purchase agreement.

         We believe this acquisition provides us with safety exposure data on over 800 patients who were dosed for up to three years with molecular iodine at or above the daily dose of IoGen(TM) (6.0 mg) that we will use in our Phase III trials. The FDA has instructed Symbollon that safety exposure data should be submitted on at least 1,500 patients. We intend to submit the Mimetix data as part of the 1,500 patient exposure requirement. We believe that this data could reduce our patient exposure data requirement to less than 700 additional patients. We estimate that the Mimetix data has cut the cost of the IoGen program in half, from $15-20 million to $8-10 million. As part of the asset purchase agreement, Symbollon has agreed to file a registration statement allowing the public resale of the shares to be issued as part of the transaction. The registration statement is expected to be filed within 30 days after the completion of the asset purchase.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

                  See Index to Exhibits on page E-1.

         (b) Reports on Form 8-K

                  The Company filed a report on Form 8-K on April 9, 2004. The report contained Items 5 and 7 disclosure concerning our agreement to acquire of the Mimetix assets.

                  On January 6, 2004, we filed an amendment to the Form 8-K we had filed on December 16, 2003, containing Items 4 and 7 disclosure relating to our change in certifying accountants.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                         SYMBOLLON PHARMACEUTICALS, INC.

Date:  May 14, 2004      By: /s/ Paul C. Desjourdy
                             ---------------------
                             Paul C. Desjourdy, President/COO/CFO
                             and authorized signatory

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