Form 10QSB
period 2004-06-30
SYMBOLLON CORP
filed 2004-08-13
CIK 912086

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of August 12, 2004, 5,406,917 shares of Class A Common Stock of the issuer were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___   No X

                         SYMBOLLON PHARMACEUTICALS, INC.



                                      INDEX

                                                                           PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheets - June 30, 2004
                           (unaudited) and December 31, 2003                  3

                  Unaudited Condensed Statements of Operations
                            - For the three and six months ended
                           June 30, 2004 and 2003                             5

                  Unaudited Condensed Statements of Cash Flows
                           - For the six months ended June 30, 2004 and
                           2003                                               6

                  Notes to the Unaudited Condensed Financial Statements       7

         Item 2.  Management's Discussion and Analysis
                           or Plan of Operation                              10

         Item 3.  Controls and Procedures                                    12

PART II.  OTHER INFORMATION

         Item 2.  Changes in Securities                                      13

         Item 4. Submission of Matters to a Vote of Security Holders         13

         Item 5.  Other Information                                          13

         Item 6.  Exhibits and Reports on Form 8-K                           14

SIGNATURE                                                                    14

EXHIBIT INDEX                                                                15



                                  Symbollon Pharmaceuticals, Inc.


                                     Condensed Balance Sheets





                                                                                         June 30,
                                                                                          2004            December 31,
                                                                                      (unaudited)             2003
-----------------------------------------------------------------------------------------------------------------------

Assets

Current assets:
   Cash and cash equivalents                                                         $    180,676          $   617,897
   Accounts receivable                                                                     59,930              100,189
   Inventory                                                                               74,984               23,896
   Prepaid expenses                                                                        12,600               27,594
-----------------------------------------------------------------------------------------------------------------------

       Total current assets                                                               328,190              769,576

Equipment and leasehold improvements, net of
  accumulated depreciation and amortization                                                47,276               56,486

Other assets:
   Patent and trademark costs, net of accumulated
     amortization                                                                         384,703              391,428
   Deposit                                                                                  2,364                2,364
----------------------------------------------------------------------------------------------------------------------

                                                                                     $    762,533          $ 1,219,854
----------------------------------------------------------------------------------------------------------------------




                                  Symbollon Pharmaceuticals, Inc.

                                     Condensed Balance Sheets
                                            (Continued)




                                                                                         June 30,
                                                                                           2004           December 31,
                                                                                       (unaudited)            2003
-----------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                                 $      13,347         $     33,832
   Accrued clinical development expenses                                                   70,000               80,507
   Other current liabilities                                                               31,115               19,356
-----------------------------------------------------------------------------------------------------------------------

       Total current liabilities                                                          114,462              133,695
-----------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
   Common stock, Class A, par value $.001 per share, 18,750,000 shares authorized, 4,778,069 and 4,196,204 shares issued and
     outstanding, respectively                                                              4,778                4,196
   Convertible common stock, Class B, par value $.001
     per share, 1,250,000 shares authorized and unissued                                        -                    -
   Preferred stock, par value $.001 per share, 5,000,000 shares
     authorized and unissued                                                                    -                    -
   Additional paid-in capital                                                          12,787,869           11,435,193
   Accumulated deficit                                                                (11,310,016)          (9,518,670)
-----------------------------------------------------------------------------------------------------------------------

                                                                                        1,482,631            1,920,719
   Common stock subscriptions receivable                                                 (834,560)            (834,560)
-----------------------------------------------------------------------------------------------------------------------

       Total stockholders' equity                                                         648,071            1,086,159
----------------------------------------------------------------------------------------------------------------------

                                                                                    $     762,533         $  1,219,854
----------------------------------------------------------------------------------------------------------------------

                                                          See accompanying notes to condensed financial statements.



                                  Symbollon Pharmaceuticals, Inc.

                                Condensed Statements of Operations
                                            (unaudited)



                                                                       Three Months Ended                   Six Months Ended
                                                                            June 30,                             June 30,
                                                                  ---------------------------       -------------------------------
                                                                   2004                  2003            2004               2003
-----------------------------------------------------------------------------------------------------------------------------------

Revenue:
   Net product sales                                        $    59,930            $   53,644       $    120,010      $     76,434

Operating expenses:
   Cost of goods sold                                            50,150                46,881            101,521            70,448
Research and development costs                                1,057,122                81,737          1,154,481           141,724
General and administrative expenses                             141,925               139,103            285,269           247,748
   Stock-based compensation from repriced options (1)           (21,250)                    -            372,084                 -
-----------------------------------------------------------------------------------------------------------------------------------

     Total operating expenses                                 1,227,947               267,721          1,913,355           459,920
-----------------------------------------------------------------------------------------------------------------------------------

Loss from operations                                         (1,168,017)             (214,077)        (1,793,345)        (383,486)

Interest income                                                     714                 2,393              1,998             5,605
-----------------------------------------------------------------------------------------------------------------------------------

Net loss                                                  $  (1,167,303)           $ (211,684)      $ (1,791,347)    $   (377,881)
-----------------------------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per share of
  common stock                                              $     (.27)            $     (.05)      $      (.42)      $      (.09)
-----------------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares
  outstanding - basic and diluted                             4,396,560             4,196,204          4,296,935         4,196,204
-----------------------------------------------------------------------------------------------------------------------------------

(1)  The following summarizes the allocation of stock-based compensation from repriced options:
     Cost of goods sold                                         (10,625)                    -            186,042                 -
     Research and development costs                              (3,542)                    -             62,014                 -
     General and administrative expenses                         (7,083)                    -            124,028                 -
-----------------------------------------------------------------------------------------------------------------------------------

     Total                                                      (21,250)                    -            372,084                 -
-----------------------------------------------------------------------------------------------------------------------------------
                                                          See accompanying notes to condensed financial statements.


                         Symbollon Pharmaceuticals, Inc.

                       Condensed Statements of Cash Flows
                                   (unaudited)





                                                                                             Six Months Ended
                                                                                                June 30,
                                                                                          2004                  2003
------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:

   Net loss                                                                          $(1,791,347)          $  (377,881)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Stock-based compensation                                                            372,084                     -
     Issuance of common stock and options for services rendered                           36,250                     -
     Issuance of common stock for acquired research and development                      935,000                     -
     Depreciation and amortization                                                        26,463                20,013
     Changes in operating assets and liabilities:
       Accounts receivable                                                                40,259                77,187
       Inventory                                                                         (51,088)              (33,662)
       Prepaid expenses                                                                   14,994                32,402
       Accounts payable and other current liabilities                                    (19,233)               16,481
-----------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                          (436,618)             (265,460)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

   Purchase of equipment and leasehold improvements                                         (533)
   Patent and trademark cost additions                                                    (9,995)              (27,118)
-----------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                           (10,528)              (27,118)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

   Issuance of common stock                                                                9,925                     -
-----------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                         9,925                     -
-----------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                               (437,221)             (292,578)

Cash and cash equivalents, beginning of period                                           617,897             1,244,606
-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                             $   180,676           $   952,028
-----------------------------------------------------------------------------------------------------------------------

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

2.  Accounting Policies  The   accompanying    unaudited
    and  Disclosure      financial   statements   do  not  contain  all  of  the
                         disclosures      required  by  generally
                         accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

                         In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the three and six-month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

                         Account  Receivable  and  Allowance  for  Doubtful
                         Accounts
                         Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customer's financial condition and generally does not require collateral. Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, if any, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, it believes an allowance for doubtful accounts is not necessary as of June 30, 2004 or December 31, 2003, however, actual write-offs might exceed the Company's estimates.

2.  Accounting Policies  Revenue Recognition
    and Disclosure       The Company  recognizes  revenue from its product sales
    (continued)          in accordance with SEC Staff Accounting  Bulletin
                         No. 101, "Revenue Recognition in Financial Statements," as amended by SEC Staff Accounting Bulletin No. 104,
                         "Revenue Recognition." Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured.

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



                         For the Three Months Ended June  30,                        2004                2003
                         --------------------------------------------------------------------------------------

                         Net loss                                           $  (1,167,303)      $    (211,684)

                         Deduct: Stock-based employee compensation
                          expense reversal included in reported net
                          income, net of related tax effects                      (21,250)                  -

                         Deduct: Total stock-based employee
                          contribution determined under fair
                          value method of all awards, net of
                          related tax effects                                     (40,672)             (1,650)
                         --------------------------------------------------------------------------------------

                         Basic and diluted loss per share                   $  (1,229,225)      $    (213,334)
                         --------------------------------------------------------------------------------------

                         Basic and diluted loss per share:
                           As reported                                        $     (.27)      $        (.05)
                           Pro forma                                          $     (.28)      $        (.05)


2.  Accounting Policies
    and Disclosure
    (continued)


                         For the Six Months Ended June 30,                        2004                  2003
                         -------------------------------------------------------------------------------------
                         Net loss                                              $(1,791,347)     $    (377,881)

                         Add: Stock-based employee compensation
                          expense included in reported net income,
                          net of related tax effects                               372,084                 -

                         Deduct: Total stock-based employee
                          contribution determined under fair
                          value method of all awards, net of
                          related tax effects                                      (52,783)            (3,300)
                         ---------------------------------------------------------------------------------------

                         Basic and diluted loss per share                      $(1,472,046)     $    (381,181)
                         ---------------------------------------------------------------------------------------

                         Basic and diluted loss per share:
                           As reported                                         $     (.42)      $        (.09)
                           Pro forma                                           $     (.34)      $        (.09)


                    The fair value of the Company's stock options used to compute the pro forma net loss and net loss per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of between 259% and 270%, a risk-free interest rate of 4.0% and an expected holding period of 8 to 9 years for options granted during 2004 and a dividend yield of 0%, expected volatility of 270%, a risk-free interest rate between 1.88% and 2.72% and an expected holding period of 3 to 9 years for options granted during 2003.

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

4.  Stock Based          At June 30,  2004,  the  Company had three
    Compensation         stock   based   compensation   plans   (one   incentive
                         and nonqualified, one employee and one non-employee director plan). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock
                         Issued to Employees," and related interpretations.

                         In November 2003, the Company's Board of Directors authorized the repricing of employee options, canceling 690,000 options with exercise prices ranging from $1.94 to $9.06 and issuing options to purchase 600,000 shares of common stock at $0.28 per share, which was above the market value on the date of the repricing. These options will be subject to variable plan accounting, as defined by FIN 44. As prescribed by the provisions of FIN 44 the Company will remeasure the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date. For the six months ended June 30, 2004, the Company has recognized $372,084 as compensation expense related to the repriced options, as the fair market value of the Company's common stock at June 30, 2004 was above the exercise price of the repriced options.

                         In January, 2004 the Company issued options to purchase 50,000 shares of common stock at $0.25 per share to certain consultants hired by the Company. The options vest 25,000 on the six-month anniversary and 25,000 on the twelve month anniversary of the grant date. The option for the first 25,000 shares is exercisable for no consideration if the Company's average closing price for the three months ended June 30, 2004 is greater than $0.50 per share. The option for the second 25,000 shares is exercisable for no consideration if the Company's average common stock closing price for the three months ended December 31, 2004 is greater than $0.75 per share. The Company accounts for these options under Emerging Task Force Issue 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" (EITF 96-18). Accordingly, the Company has recognized approximately $36,000 of expense related to these options for the six months ended June 30, 2004, included in general and administrative expenses in the accompanying statement of operations. On June 30, 2004, the option for the first 25,000 shares were exercised for no consideration because the Company's average common stock closing price for the three months ended June 30, 2004 was greater than $0.50 per share.

5.  Loss Per             In accordance with SFAS No. 128, "Earnings Per
    Share                Share", basic and diluted earnings per  share were
                         calculated as follows:


                         For the Three Months Ended June 30,                         2004                2003
                         ---------------------------------------------------------------------------------------

                         Net loss                                              $(1,167,303)     $    (211,684)

                         Average shares outstanding - basic                      4,396,560          4,196,204
                         Dilutive effect of stock options                                -                  -
                                                                               -------------------------------
                         Weighted average shares - diluted                      4,396,560           4,196,204

                         Basic and diluted loss per share                      $    (0.27)      $       (0.05)

                         For the Six Months Ended June 30,                           2004                2003
                         --------------------------------------------------------------------------------------

                         Net loss                                              $(1,791,347)     $    (377,881)

                         Average shares outstanding - basic                      4,296,935          4,196,204
                         Dilutive effect of stock options                               -                   -
                                                                               --------------------------------
                         Weighted average shares - diluted                       4,296,935          4,196,204

                         Basic and diluted loss per share                          $ (0.42)           $ (0.09)


                    Outstanding potentially dilutive stock options and warrants, which  were not  included  in the  earnings  per  share
                         calculations, as their inclusion would have been anti-dilutive for the three and six-month periods ended June 30, 2004 and 2003, were 772,500 and 1,065,765, respectively.

6.  Asset Acquisition    On  May  28,  2004,  the  Company
                         completed the  acquisition of certain assets of Mimetix
                         Inc., a privately held company, and other related parties associated with their iodine drug development efforts in women's healthcare for 550,000 shares of Symbollon's Class A common stock. The assets primarily consisted of clinical trials results and data with no future alternative use to the Company. Accordingly, the purchase price of $935,000 is included as research and development costs in the accompanying statement of operations.

7.  Subsequent Event     As of August 13, 2004, the Company has
                         sold in the  third  quarter  628,848  shares of Class A
                         common  stock  and  314,425  redeemable   warrants  for
                         $302,250 in cash and $106,500 in prepaid services in a private placement.

Item 2.  Management's Discussion and Analysis or Plan of Operation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

         Symbollon is a development stage company. Since inception, our efforts have been principally devoted to research and development, securing patent and trademark protection and raising capital, most of which efforts commenced after May 1991. Except for revenue earned since 1995 on sales of IodoZyme(R), our sole revenue to date has been from licensing arrangements and contract research and development efforts with corporate partners.

Forward-Looking Statements

         In addition to the historical information contained herein, this Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements concerning plans, objectives, goals, strategies, prospects, revenues, liquidity and capital resources, financial needs and future performance, costs and expenditures. Such statements may be identified or qualified, without limitation, by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance, achievements and results may differ materially from those expressed, projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, dependence on collaborative partners, early stage of drug development, additional financing requirements and availability, history (and expectation) of losses, uncertainty associated with preclinical and clinical testing, market acceptance, intense competition, lack of marketing experience, materials incompatibility, hazardous materials, and the other risks and uncertainties described or discussed in the section "Risk Factors" in the Annual Report on Form 10-KSB for the period ended December 31, 2003. The forward-looking statements contained herein represent our judgment as of the date of this Quarterly Report on Form 10-QSB, and we caution readers not to place undue reliance on such statements.

Results of Operations

         Symbollon's net loss for the three-month period ended June 30, 2004 was $1,167,303, reflecting an increase of $955,619 from a net loss of $211,684 in the comparable 2003 period. Symbollon's net loss for the six-month period ended June 30, 2004 was $1,791,347, reflecting an increase of $1,413,466 from a net loss of $377,881 in the comparable 2003 period. The increased loss for such periods resulted primarily from increased clinical development expenses related to the expensing of certain intangible assets acquired from Mimetix Inc. and manufacturing cost associated with the production of clinical trial materials of IoGen(TM), variable accounting for certain stock options, and increased investor relations expenses related to our effort to raise public awareness of Symbollon, partially offset by decreased insurance expenses due to cost reduction efforts. We expect to continue to incur operating losses for the foreseeable future.

         Product revenues from sales of IodoZyme (our bovine teat sanitizer product) for the three and six-month periods ended June 30, 2004 were $59,930 and $120,010, respectively, compared to $53,644 and $76,434 in the comparable 2003 periods. Because our exclusive marketing partner orders IodoZyme a limited number of times each year, the changes between periods reflect mostly timing differences in receipt of those orders from the marketing partner, and the increased sales for the three and six-month periods do not necessarily reflect correspondingly increased sales for the entire year.

         The gross profit margin on product sales for the three and six-month periods ended June 30, 2004 were 16% and 15%, respectively, compared to 13% and 8% in the comparable 2003 periods. The increase in the gross profit margin on product sales for the three and six-month periods ended June 30, 2004 was primarily due to increased sales volume and increased sales price.

         Research and development expenses for the three and six-month periods ended June 30, 2004 were $1,057,122 and $1,154,481, respectively, reflecting an increase of $975,385 and $1,012,757, from the research and development expenses in the comparable 2003 period. The increase for the three and six-month periods resulted primarily from increased clinical development expenses related to the expensing of $935,000 for certain intangible assets acquired from Mimetix and manufacturing cost of approximately $89,000 associated with the production of clinical trial materials for the IoGen program. We anticipate incurring a similar manufacturing cost during the remainder of 2004. The manufacturing company has agreed to offset the next $100,000 of manufacturing cost for equivalent value in our private placement. If we can secure adequate financial resources, we plan to initiate a Phase III pivotal trial for IoGen during 2004, and such activities will increase research and development expenses once initiated.

         General and administrative expenses for the three and six-month periods ended June 30, 2004 were $141,925 and $285,269, respectively, reflecting an increase of $2,822 and $37,521, from the general and administrative expenses in the comparable 2003 periods. The increases in the general and administrative expenses for the three and six-month periods ended June 30, 2004 were primarily due to increased investor relations expenses related to our effort to raise public awareness of Symbollon, partially offset by decreased insurance expenses due to cost reduction efforts and decreased cost relating to certain consulting services. We anticipate that general and administrative expenses will remain at current levels for the remainder of 2004.

         As a result of our repricing of stock options in November 2003, some of our outstanding stock options are subject to variable plan accounting which requires us to measure the intrinsic value of the repriced options through the earlier of the date of exercise, cancellation or expiration at each reporting date. Operating results for the three and six-month periods ended June 30, 2004 include a credit of $21,250 and an expense of $372,084, respectively, as a result of changes in the intrinsic value of these options, compared to none in the comparable 2003 periods. We expect that compensation charges and credits may occur in the future based upon changes in the intrinsic value of our repriced stock options.

         Our interest income for the three and six-month periods ended June 30, 2004 were $714 and $1,998, respectively, reflecting a decrease of $1,679 and $3,607, from the interest income in the comparable 2003 periods. The decreases resulted from decreased available funds for investment and decreased available investment rates earned on such funds.

Financial Condition, Liquidity and Capital Resources

         We have primarily funded our activities through proceeds from private and public placements of equity. We continue to incur operating losses and have incurred a cumulative loss through June 30, 2004 of $11,310,016. As of June 30, 2004, we had working capital of $213,728. As of August 12, 2004, we have raised $408,750 in cash and prepaid services in a private placement. Symbollon believes that we have the necessary liquidity and capital resources to sustain planned operations for the twelve months following June 30, 2004. Our planned operations for 2004 include manufacturing IodoZyme, manufacturing the first registration batch of clinical drug for use in the next IoGen studies and securing additional resources to sustain our operations and to complete the clinical development of IoGen. We estimate that it will cost approximately $10 million to complete the clinical development of IoGen. Until we secure additional financial resources, we will not be able to conduct any further significant clinical development of IoGen, including necessary clinical trials or animal toxicity studies that are required to submit IoGen for FDA marketing approval, on which our future is likely dependent. If we cannot secure additional resources before existing resources are exhausted, which is estimated to occur during the third quarter of 2005, we will have to curtail, or perhaps cease, operations.

         During the remainder of 2004, we are committed to pay approximately $110,000 as compensation to our current executive officers, approximately $75,000 for certain scale-up manufacturing activities relating to the development of IoGen and approximately $18,700 for lease payments on our facilities. We have no material capital expenditures planned during the remainder of fiscal 2004. At December 31, 2003, we had a net operating loss carryforward for federal income tax purposes of approximately $9,291,000 expiring through 2023.

Item 3.  Controls and Procedures

         Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2. Changes in Securities

         (a) On January 5, 2004, we entered into a services agreement with Barry Kaplan Associates. In accordance with the service agreement, and as partial consideration for the services provided by Barry Kaplan Associates, we issued stock options to purchase 50,000 shares of our common stock at an exercise price of $0.25 per share. The options vest 25,000 on June 30, 2004 and 25,000 on December 31, 2004 and expire on March 31, 2005. On June 30, 2004, the first 25,000 options were exercised for no consideration because our average common stock closing price for the three months ended June 30, 2004 was greater than $0.50 per share. The shares were issued pursuant to exemptions afforded by
Section 4(2) of the Securities Act of 1933.

         (b) On May 28, 2004, we completed the acquisition of certain assets of Mimetix Inc., a privately held company, and other related parties associated with their iodine drug development efforts in women's healthcare for 550,000 shares of Symbollon's Class A common stock. The shares were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

         (c) On June 18, 2004, we sold 6,865 shares of Class A common stock to Dutchess Private Equities Fund pursuant to an equity line of credit for $9,925. The shares were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

Item 4.  Submission of Matters to a Vote of Security Holders

         The following items were submitted to a vote of the stockholders at the Company's Annual Meeting on May 19, 2004:

         1. Election of Directors. The following directors were elected:

                                                       Votes
                                         --------------------------------------
                                            For          Against        Withheld
                                         ---------       -------        --------
                  Richard F. Maradie     3,232,837        1,200           -0-
                  James C. Richards      3,232,837        1,200           -0-

                  The board term of Jack H. Kessler continues until the Company's 2005 Annual Meeting of Stockholders. The board terms of Paul C. Desjourdy and Eugene Lieberstein continue until the Company's 2006 Annual Meeting of Stockholders.

         2. Ratification of Vitale, Caturano & Company PC as the independent auditors of the Company:

                                                       Votes
                                         ---------------------------------------
                                            For          Against        Withheld
                                         ---------       -------        --------
                                         3,230,987        2,000          1,050

Item 5. Other Information

         (a) As previously reported in a Form 8-K, on May 28, 2004, we completed the acquisition of certain assets of Mimetix Inc., a privately held company, and other related parties associated with their iodine drug development efforts in women's healthcare for 550,000 shares of Symbollon's Class A common stock.

         (b) As of August 13, 2004, we have sold in the third quarter 628,848 shares of Class A common stock and 314,425 redeemable warrants for $302,250 in cash and $106,500 in prepaid services in an ongoing private placement to accredited investors. The securities offered will not be or have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We are, however, obligated to file a resale registration statement for the purchasers.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits


            Exhibit
            Number                    Exhibit Description

              10.1 Asset Purchase Agreement, dated as of April 6, 2004, by and among Symbollon, Mimetix
                        Pharmaceuticals, Inc. and Mimetix Inc.

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

         (b) Reports on Form 8-K

                 (1) Symbollon filed a report on Form 8-K on April 9, 2004. The report contained Items 5 and 7 disclosure concerning our agreement to acquire the Mimetix assets.

                 (2) The Company filed another report on Form 8-K on July 2, 2004. The report contained Items 2 and 7 disclosure concerning our completion of an acquisition of the Mimetix assets.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                             SYMBOLLON PHARMACEUTICALS, INC.

Date:  August 13, 2004       By: /s/ Paul C. Desjourdy
                                 ---------------------
                                 Paul C. Desjourdy, President/COO/CFO
                                 and authorized signatory

                                  EXHIBIT INDEX


Exhibit Number                  Exhibit Description

     10.1 Asset Purchase Agreement, dated as of April 6, 2004, by and among Symbollon, Mimetix Pharmaceuticals, Inc. and Mimetix Inc.

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