Form 10QSB
period 2004-09-30
SYMBOLLON CORP
filed 2004-11-12
CIK 912086

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

   ...........................................................................
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days. Yes X No
__


As of November 10, 2004, 6,039,761 shares of Class A Common Stock of the issuer were outstanding.


Transitional Small Business Disclosure Format (check one):  Yes ___   No X

                         SYMBOLLON PHARMACEUTICALS, INC.




                                      INDEX

                                                                           PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheets - September 30, 2004
                           (unaudited) and December 31, 2003                  3

                  Unaudited Condensed Statements of Operations
                            - For the three and nine months ended
                           September 30, 2004 and 2003                        5

                  Unaudited Condensed Statements of Cash Flows - For the nine months ended September 30, 2004 and
                           2003                                               6

                  Notes to the Unaudited Condensed Financial Statements       7

         Item 2.  Management's Discussion and Analysis
                           or Plan of Operation                              13

         Item 3.  Controls and Procedures                                    14

PART II.  OTHER INFORMATION

         Item 5.  Other Information                                          16

         Item 6.  Exhibits                                                   16

SIGNATURE                                                                    17

EXHIBIT INDEX                                                                17

                                            Symbollon Pharmaceuticals, Inc.


                                                Condensed Balance Sheets




                                               September 30,
                                                    2004            December 31,
                                                (unaudited)              2003
--------------------------------------------------------------------------------

Assets

Current assets:
   Cash and cash equivalents                  $    695,313          $   617,897
   Accounts receivable                                   -              100,189
   Inventory                                        58,620               23,896
   Prepaid expenses                                163,308               27,594
--------------------------------------------------------------------------------

       Total current assets                        917,241              769,576

Equipment and leasehold improvements, net of
  accumulated depreciation and amortization         43,246               56,486

Other assets:
   Patent and trademark costs, net of accumulated
     amortization                                  381,867              391,428
   Deposit                                           2,364                2,364
--------------------------------------------------------------------------------

                                              $  1,344,718          $ 1,219,854
--------------------------------------------------------------------------------


                         Symbollon Pharmaceuticals, Inc.

                            Condensed Balance Sheets
                                   (Continued)




                                                September 30,
                                                     2004           December 31,
                                                  (unaudited)            2003
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                          $       6,903         $     33,832
   Accrued clinical development expenses            70,000               80,507
   Other current liabilities                        20,539               19,356
--------------------------------------------------------------------------------

       Total current liabilities                    97,442              133,695
--------------------------------------------------------------------------------

Stockholders' equity:
   Common stock, Class A, par value $.001 per
     share, 18,750,000 shares authorized,
     6,039,761 and 4,196,204 shares issued and
     outstanding as of September 30, 2004 and
     December 31, 2003, respectively                 6,040                4,196

   Convertible common stock, Class B, par
     value $.001 per share, 1,250,000
     shares authorized and unissued                      -                    -
   Preferred stock, par value $.001 per
     share, 5,000,000 shares
     authorized and unissued                             -                    -
   Additional paid-in capital                   13,857,088           11,435,193
   Accumulated deficit                         (11,781,292)          (9,518,670)
--------------------------------------------------------------------------------

                                                 2,081,836            1,920,719
   Common stock subscriptions receivable          (834,560)            (834,560)
--------------------------------------------------------------------------------

       Total stockholders' equity                1,247,276            1,086,159
--------------------------------------------------------------------------------

                                             $   1,344,718         $  1,219,854
--------------------------------------------------------------------------------

                       See accompanying notes to condensed financial statements.

                         Symbollon Pharmaceuticals, Inc.

                       Condensed Statements of Operations
                                   (unaudited)



                                                                 Three Months Ended                        Nine Months Ended
                                                                    September 30,                             September 30,
                                                             -----------------------------            ------------------------------
                                                             2004                     2003            2004                      2003
------------------------------------------------------------------------------------------------------------------------------------

Revenue:
   Net product sales                                        $    39,499         $   34,333            $    159,509      $   110,767

Operating expenses:
   Cost of goods sold                                            41,554             41,189                 143,075          111,637
   Research and development costs                               113,429             86,277               1,267,910          228,001
   General and administrative expenses                          129,372             77,661                 414,641          325,409
   Stock-based compensation (1)                                 227,255                  -                 599,339                -
------------------------------------------------------------------------------------------------------------------------------------

     Total operating expenses                                   511,610            205,127               2,424,965          665,047
------------------------------------------------------------------------------------------------------------------------------------

Loss from operations                                           (472,111)          (170,794)             (2,265,456)        (554,280)

Interest income                                                     836              1,261                   2,834            6,866
------------------------------------------------------------------------------------------------------------------------------------

Net loss                                                  $    (471,275)        $ (169,533)           $ (2,262,622)    $   (547,414)
------------------------------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per share of
  common stock                                               $     (.09)        $     (.04)            $      (.49)     $      (.13)
------------------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares
  outstanding - basic and diluted                             5,189,490          4,196,204               4,597,723        4,196,204
------------------------------------------------------------------------------------------------------------------------------------

(1) The following summarizes the allocation of
     stock-based compensation:
     Cost of goods sold                                          35,651                  -                 221,693                -
     Research and development costs                              71,283                  -                 133,297                -
     General and administrative expenses                        120,321                  -                 244,349                -
------------------------------------------------------------------------------------------------------------------------------------

     Total                                                      227,255                  -                 599,339                -
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

                         Symbollon Pharmaceuticals, Inc.

                       Condensed Statements of Cash Flows
                                   (unaudited)




                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                         -------------------------------
                                                                                            2004              2003
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:

   Net loss                                                                          $(2,262,622)          $  (547,414)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Stock-based compensation                                                            599,339                     -
     Issuance of common stock and options for services rendered                           98,625                     -
     Issuance of common stock for acquired research and development                      935,000                     -
     Depreciation and amortization                                                        39,928                30,019
     Changes in operating assets and liabilities:
       Accounts receivable                                                               100,189                74,990
       Inventory                                                                         (34,724)              (21,428)
       Prepaid expenses                                                                   10,835                48,602
       Accounts payable and other current liabilities                                    (36,253)               50,258
------------------------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                          (549,683)             (364,973)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

   Purchase of equipment and leasehold improvements                                       (1,442)                    -
   Patent and trademark cost additions                                                   (15,684)              (70,106)
------------------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                           (17,126)              (70,106)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

   Issuance of common stock and warrants                                                 644,225                     -
------------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                       644,225                     -
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                      77,416              (435,079)

Cash and cash equivalents, beginning of period                                           617,897             1,244,606
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                             $   695,313           $   809,527
------------------------------------------------------------------------------------------------------------------------------------

Supplemental information:


   Non-cash finaning activities:

     Issuance of common stock and warrants to vendors in exchange for future services$   185,800                     -

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

 2.   Accounting         The   accompanying    unaudited
      Policies           financial   statements   do  not  contain  all  of  the
      and  Disclosure    disclosures      required  by  generally
                         accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

                         In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present the Company's financial position, results of operations and cash flows. The results of operations for the three and nine-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

                         Account Receivable and Allowance for Doubtful Accounts

                         Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customer's financial condition and generally does not require collateral. Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, if any, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, it believes an allowance for doubtful accounts is not necessary as of September 30, 2004 or December 31, 2003, however, actual write-offs might exceed the Company's estimates.

 2.   Accounting         Revenue Recognition
      Policies and
      Disclosure         The Company recognizes revenue from its product
      (continued)        sales  in   accordance   with  SEC   Staff
                         Accounting  Bulletin No. 101,  "Revenue  Recognition in
                         Financial  Statements,"  as  amended by SEC
                         Staff   Accounting    Bulletin   No.   104,    "Revenue
                         Recognition."   Under  these  guidelines,   revenue  is
                         recognized when  persuasive  evidence of an arrangement
                         exists, delivery has occurred or services rendered, the
                         price  is  fixed  or   determinable   and   payment  is
                         reasonably assured.

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


                         For the Three Months Ended September  30,                   2004                2003
                         --------------------------------------------------------------------------------------

                          Net loss                                           $    (471,275)      $    (169,533)

                          Add: Stock-based employee compensation
                            expense included in reported net
                            income, net of related tax effects                     227,255                   -

                          Deduct: Total stock-based employee
                            contribution determined under fair
                            value method of all awards, net of
                            related tax effects                                    (39,282)             (1,650)
                          --------------------------------------------------------------------------------------

                          Basic and diluted loss per share                   $    (283,302)      $    (171,183)
                          --------------------------------------------------------------------------------------

                          Basic and diluted loss per share:
                             As reported                                        $     (.09)      $        (.04)
                             Pro forma                                          $     (.05)      $        (.04)




 2.    Accounting        For the Nine Months Ended September 30,                    2004                 2003
       Policies          -------------------------------------------------------------------------------------
       and Disclosure
       (continued)

                         Net loss                                              $(2,262,622)     $    (547,414)

                         Add: Stock-based employee compensation
                          expense included in reported net income,
                          net of related tax effects                               599,339                 -

                         Deduct: Total stock-based employee
                          contribution determined under fair
                          value method of all awards, net of
                          related tax effects                                      (92,065)          (4,950)
                         ---------------------------------------------------------------------------------------

                         Basic and diluted loss per share                      $(1,755,348)     $    (552,364)
                         ---------------------------------------------------------------------------------------

                         Basic and diluted loss per share:
                            As reported                                        $     (.49)      $        (.13)
                            Pro forma                                          $     (.38)      $        (.13)

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

 3.   Common Stock       In January 2001,  certain  officers of the
      Subscriptions      Company entered into Promissory Notes and
      Receivable         Pledge   Agreements  (the  "Notes")  with  the  Company
                         totaling $834,560 in exchange for 462,895 shares of
                         Class A common stock acquired  through the
                         exercise  of  vested  stock  options.  The  Notes  bear
                         interest  at a fixed  rate of 5.61% and are due in full
                         on December 31, 2005. The Notes are  collateralized  by
                         the  462,895  shares  of Class A common  stock  and the
                         Company has full  recourse to pursue  collection in the
                         event of default. The Company's recourse may be limited
                         to the  pledged  stock in the event that the officer is
                         no longer  employed  with the  Company  and if the then
                         market  value of the  pledged  stock  is less  than the
                         outstanding  principal and accrued but unpaid  interest
                         on the  officer's  Note.  The Company  accounts for the
                         Notes under FASB  Interpretation No. 44 "Accounting for
                         Certain  Transactions  Involving Stock Compensation (an
                         interpretation  of APB  Opinion  No.  25)" (FIN 44) and
                         Emerging  Issues  Task Force  Issue No.  00-23  "Issues
                         Related to the Accounting of Stock  Compensation  Under
                         APB  Opinion  No.  25 and  FASB  Interpretation  44" as
                         variable     arrangements.     Pursuant     to    these
                         pronouncements,   $21,839  of  compensation   cost  was
                         recognized   for  the  three  and  nine  months   ended
                         September 30, 2004. No compensation cost was recognized for the three and nine months ended September 30, 2003.

 4.   Stock Based        At  September  30,  2004,  the Company had
      Compensation       three stock based  compensation plans (one
                         incentive  and  nonqualified,   one  employee  and  one
                         non-employee director plan). The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock
                         Issued to Employees," and related interpretations.

                         In November 2003, the Company's Board of Directors authorized the repricing of employee options, canceling 690,000 options with exercise prices ranging from $1.94 to $9.06 and issuing options to purchase 600,000 shares of common stock at $0.28 per share, which was above the market value on the date of the repricing. These options will be subject to variable plan accounting, as defined by FIN 44. As prescribed by the provisions of FIN 44 the Company will remeasure the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date. For the three and nine months ended September 30, 2004, the Company has recognized $205,416 and $577,500 as compensation expense related to the repriced options, as the fair market value of the Company's common stock at September 30, 2004 was above the exercise price of the repriced options.

                         In January, 2004 the Company issued options to purchase 50,000 shares of common stock at $0.25 per share to a consultant hired by the Company. The options vest 25,000 on the six-month anniversary and 25,000 on the twelve month anniversary of the grant date. Pursuant to the consulting agreement, the first traunche of 25,000 shares was issued for no cash consideration, as the $6,250 exercise price was earned as a bonus for services rendered, because the Company's average closing price for the three months ended June 30, 2004 was greater than $0.50 per share. The second traunche of 25,000 shares can also be exercised for no cash consideration as a bonus for services rendered, if the Company's average common stock closing price for the three months ended December 31, 2004 is greater than $0.75 per share. The Company accounts for these options under Emerging Task Force Issue 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" (EITF 96-18). Accordingly, the Company has recognized approximately $23,125 and $59,375 of expense related to these options for the three and nine months ended September 30, 2004, respectively, included in general and administrative expenses in the accompanying statement of operations.

 5.   Loss Per           In accordance with SFAS No. 128, "Earnings Per
      Share              Share", basic and diluted earnings per  share were
                         calculated as follows:

                         For the Three Months Ended September 30,                    2004                2003
                         -------------------------------------------------------------------------------------

                         Net loss                                              $ (471,275)      $    (169,533)

                         Average shares outstanding - basic                     5,189,490           4,196,204
                         Dilutive effect of stock options                               -                   -
                                                                                -----------------------------
                         Weighted average shares - diluted                      5,189,490           4,196,204

                         Basic and diluted loss per share                      $    (0.09)      $      (0.04)

                         For the Nine Months Ended September 30,                     2004                2003
                         ------------------------------------------------------------------------------------

                         Net loss                                              $(2,262,622)     $    (547,414)

                         Average shares outstanding - basic                     4,597,723           4,196,204
                         Dilutive effect of stock options                               -                   -
                                                                                -----------------------------
                         Weighted average shares - diluted                      4,497,723           4,196,204

                         Basic and diluted loss per share                        $ (0.49)             $ (0.13)

                    Outstanding potentially dilutive stock options and warrants, which  were not  included  in the  earnings  per  share
                         calculations, as their inclusion would have been anti-dilutive for the three and nine-month periods ended September 30, 2004 and 2003, were 1,403,346 and 1,065,765, respectively.

 6.   Asset              On  May  28,  2004,  the  Company
      Acquisition        completed the  acquisition of certain assets of Mimetix
                         Inc., a privately held company, and other related parties associated with their iodine drug development efforts in women's healthcare for 550,000 shares of Symbollon's Class A common stock. The assets primarily consisted of clinical trials results and data with no future alternative use to the Company. Accordingly, the purchase price of $935,000 is included as research and development costs in the accompanying statement of operations.

 7.   Issuance           On  September  1, 2004,  the
      of Common Stock    Company  sold  in a  private  placement  to  accredited
                         investors  1,261,692 shares of Class A common stock and
                         630,846  redeemable  warrants  for $634,300 in cash and
                         $185,800  in  prepaid   services   for   manufacturing,
                         consulting and clinical trial expenses. Officers and directors of the Company invested $127,000 of the cash raised as part of the private placement on the same terms and conditions as the third party investors.

                         The redeemable warrants entitle the holder thereof to purchase at any time up to February 28, 2006 a share of Class A common stock at a price of sixty-five cents ($0.65) per share. The redeemable warrants may be redeemed by Symbollon at its sole option for $0.01 per warrant in the event that the closing bid price of the Class A common stock over twenty successive trading days is equal to or greater than $3.50, subject to the holder's right to exercise.

                     The Company accounts for certain of the shares and warrants issued for prepaid services under Emerging Task Force Issue 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" (EITF 96-18). Accordingly, the Company has recognized approximately $4,031 of expense related to these shares and warrants for the three and nine months ended September 30, 2004 included in general and administrative expenses in the accompanying statement of operations.

                                       14
Item 2.  Management's Discussion and Analysis or Plan of Operation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Overview

         We are a specialty pharmaceutical company. We have a formulation iodine-based proprietary technology that has potential product applications in the areas of infection control and women's healthcare. In 1995, we launched our first commercial product, IodoZyme. Through September 30, 2004, it has generated approximately $2.8 million in sales.

         Since 2000, we have concentrated our product development efforts on the proposed product application for the treatment of fibrocystic breast disease. We believe we have adequate cash reserves to continue base operations through the second quarter of 2005. In order for us to continue the clinical development of IoGen, we must raise additional resources. If we cannot secure additional resources before existing resources are exhausted, we will have to curtail, or perhaps cease, operations.


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

Results of Operations

         Symbollon's net loss for the three-month period ended September 30, 2004 was $471,275, reflecting an increase of $301,742 from a net loss of $169,533 in the comparable 2003 period. Symbollon's net loss for the nine-month period ended September 30, 2004 was $2,262,622, reflecting an increase of $1,715,208 from a net loss of $547,414 in the comparable 2003 period. The increased loss for such periods resulted primarily from increased clinical development expenses related to the expensing of certain intangible assets acquired from Mimetix Inc. and manufacturing cost associated with the production of clinical trial materials of IoGen(TM), variable accounting for certain stock options, and increased investor relations expenses related to our effort to raise public awareness of Symbollon, partially offset by decreased insurance expenses due to cost reduction efforts. We expect to continue to incur operating losses for the foreseeable future.

         Product revenues from sales of IodoZyme (our bovine teat sanitizer product) for the three and nine-month periods ended September 30, 2004 were $39,499 and $159,509, respectively, compared to $34,333 and $110,767 in the comparable 2003 periods. Because our exclusive marketing partner orders IodoZyme a limited number of times each year, the changes between periods reflect mostly timing differences in receipt of those orders from the marketing partner, and the increased sales for the three and nine-month periods do not necessarily reflect correspondingly increased sales for the entire year.

         The gross profit (loss) margin on product sales for the three and nine-month periods ended September 30, 2004 were (5)% and 10%, respectively, compared to (20)% and (1)% in the comparable 2003 periods. The increase in the gross profit margin on product sales for the three and nine-month periods ended September 30, 2004 was primarily due to increased sales prices for IodoZyme.

         Research and development expenses for the three and nine-month periods ended September 30, 2004 were $113,429 and $1,267,910, respectively, reflecting an increase of $27,152 and $1,039,909, from the research and development expenses in the comparable 2003 period. The increase for the three and nine-month periods resulted primarily from increased clinical development expenses related to the expensing of $935,000 for clinical trial data acquired from Mimetix and manufacturing cost of approximately $125,000 associated with the production of clinical trial materials for the IoGen program. We anticipate incurring an additional $40,000 of manufacturing cost during the remainder of 2004. The manufacturing company has agreed to offset $100,000 of manufacturing cost for equivalent value in our private placement, $36,000 of which has been incurred through September 30, 2004. If we can secure adequate financial resources, we plan to initiate a Phase III pivotal trial for IoGen during 2004, and such activities will increase research and development expenses once initiated.

         General and administrative expenses for the three and nine-month periods ended September 30, 2004 were $129,372 and $414,641, respectively, reflecting an increase of $51,711 and $89,232, from the general and administrative expenses in the comparable 2003 periods. The increases in the general and administrative expenses for the three and nine-month periods ended September 30, 2004 were primarily due to increased investor relations expenses related to our effort to raise public awareness of Symbollon, partially offset by decreased insurance expenses due to cost reduction efforts and decreased cost relating to certain consulting services. We anticipate that general and administrative expenses will remain at current levels for the remainder of 2004.

         As a result of our repricing of stock options in November 2003, some of our outstanding stock options are subject to variable plan accounting which requires us to measure the intrinsic value of the repriced options through the earlier of the date of exercise, cancellation or expiration at each reporting date. In January 2001, certain officers of the Company entered into Promissory Notes with the Company pursuant to an executive loan program totaling $834,560 in exchange for 462,895 shares of Class A common stock acquired through the exercise of vested stock options. The shares acquired through this loan program are subject to variable plan accounting. Operating results for the three and nine-month periods ended September 30, 2004 include expenses of $227,255 and $599,339, respectively, as a result of changes in the intrinsic value of the repriced stock options and shares acquired through the loan program, compared to none in the comparable 2003 periods. We expect that compensation charges and credits may occur in the future based upon changes in the intrinsic value of our repriced stock options and shares acquired through the loan program.

         Our interest income for the three and nine-month periods ended September 30, 2004 were $836 and $2,834, respectively, reflecting a decrease of $425 and $4,032, from the interest income in the comparable 2003 periods. The decreases resulted from decreased available funds for investment and decreased available investment rates earned on such funds.

Financial Condition, Liquidity and Capital Resources

         We have primarily funded our activities through proceeds from private and public placements of equity. We continue to incur operating losses and have incurred a cumulative loss through September 30, 2004 of $11,781,291. As of September 30, 2004, we had working capital of $819,799. During the third quarter, we raised $820,100 in cash and prepaid services in a private placement. Symbollon believes that we have the necessary liquidity and capital resources to sustain planned operations for the nine months following September 30, 2004. Our planned operations for 2004 include manufacturing IodoZyme, manufacturing the first registration batch of clinical drug for use in the next IoGen studies and securing additional resources to sustain our operations and to complete the clinical development of IoGen. We estimate that it will cost approximately $10 million to complete the clinical development of IoGen. Until we secure additional financial resources, we will not be able to conduct any further significant clinical development of IoGen, including necessary clinical trials or animal toxicity studies that are required to submit IoGen for FDA marketing approval, on which our future is likely dependent. If we cannot secure additional resources before existing resources are exhausted, which is estimated to occur during the third quarter of 2005, we will have to curtail, or perhaps cease, operations.

         During the remainder of 2004, we are committed to pay approximately $55,000 as compensation to our current executive officers and approximately $9,450 for lease payments on our facilities. We have no material capital expenditures planned during the remainder of fiscal 2004. At December 31, 2003, we had a net operating loss carryforward for federal income tax purposes of approximately $9,291,000 expiring through 2023.

Item 3.  Controls and Procedures

         Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 5. Other Information

         As previously reported in a Form 8-K, on September 1, 2004 Symbollon completed a private placement to accredited investors of an aggregate of 1,261,692 shares of Class A common stock and 630,846 redeemable warrants for $634,300 in cash and $185,800 in prepaid services ($1.30 for two shares and one warrant).

         The redeemable warrants entitle the holder thereof to purchase at any time up to February 28, 2006 a share of Class A common stock at a price of sixty-five cents ($0.65) per share. The redeemable warrants may be redeemed by Symbollon at $0.01 per warrant in the event that the closing bid price of the Class A common stock over twenty successive trading days is equal to or greater than $3.50, subject to the holder's right to exercise.

         The securities were offered and sold in reliance upon the exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act"). Each of the purchasers qualify as accredited investors (as defined by Rule 501 under the Securities Act). We are obligated to file a resale registration statement for the purchasers.


Item 6. Exhibits


          Exhibit #                    Exhibit Description

             10.1 Form of Subscription Agreement, dated as of September 1, 2004, between Symbollon and certain purchasers of Symbollon's securities (previously filed as exhibit number 10.1 to Form 8-K filed on November 8, 2004 and incorporated by reference).

             10.2 Form of Redeemable Warrant for the purchase of shares of Class A common stock, dated as of September 1, 2004, issued to certain purchasers of Symbollon's securities (previously filed as exhibit number 10.2 to Form 8-K filed on November 8, 2004 and incorporated by reference).

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

                                    SYMBOLLON PHARMACEUTICALS, INC.


Date:  November 12, 2004            By: /s/ Paul C. Desjourdy
                                        ---------------------------------------
                                        Paul C. Desjourdy, President/COO/CFO
                                        and authorized signatory

                                  EXHIBIT INDEX


Exhibit Number                     Exhibit Description


     10.1 Form of Subscription Agreement, dated as of September 1, 2004, between Symbollon and certain purchasers of Symbollon's securities. (previously filed as exhibit number 10.1 to Form 8-K filed on November 8, 2004 and incorporated by reference)

     10.2 Form of Redeemable Warrant for the purchase of shares of Class A common stock, dated as of September 1, 2004, issued to certain purchasers of Symbollon's securities. (previously filed as exhibit number 10.2 to Form 8-K filed on November 8, 2004 and incorporated by reference)

     31.1 Certification of the Chief Executive Officer required by Securities Exchange Act Rule 13a-14(a) as adopted pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.

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