Form 10KSB
period 2004-12-31
SYMBOLLON CORP
filed 2005-03-31
CIK 912086

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)
[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2004

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year (year ended December 31, 2004) were $159,510.

As of March 29, 2005, the aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer was approximately $6,521,122 based upon the closing price of such stock on that date.

As of March 29, 2005, 6,114,761 shares of Class A Common Stock of the issuer were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 8, 2005 are incorporated by reference into Part III hereof. With the exception of the portions of such Proxy Statement expressly incorporated into this Annual Report on Form 10-KSB by reference, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-KSB.

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

The Company's Technology

         Iodine has been shown to be a rapid acting, broad-spectrum antimicrobial and an effective therapeutic for certain pharmaceutical applications. We have developed proprietary iodine technology that Symbollon believes maximizes the "therapeutic index" of iodine. The "therapeutic index" of a drug is the ratio of the largest safe dose to the smallest effective dose. Our technology accomplishes this by controlling the ratio of molecular iodine (I2), to the other inactive species of iodine typically present in solution. We believe that this will enable us to produce iodine-based applications having advantages over currently available products.

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

         Total product sales for 2004 and 2003 from IodoZyme were $159,510 and $270,772, respectively. Our invoice terms are net 30 days. We had no orders for future delivery of IodoZyme at December 31, 2004. Net product sales by market are as follows:

              Year ended December 31,               2004                2003
              ------------------------------------------------------------------

              United States                      $  120,010            $ 221,588
              United Kingdom                         39,500               49,184
              ------------------------------------------------------------------

                                                 $  159,510            $ 270,772
              ------------------------------------------------------------------

         In March 2005, West Agro informed Symbollon that it intends to place orders for approximately $90,000 of IodoZyme during 2005 and 2006 and that it plans to discontinue selling the product after the disposition of such finished goods inventory has been sold.

Product Development

         Since 2000, we have concentrated our product development work on the proposed product application for a treatment for fibrocystic breast disease. Symbollon spent approximately $1,470,000 and $280,000 on research and development during the years ended December 31, 2004 and 2003, respectively.

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

         We have chosen to pursue a treatment for moderate to severe cyclic pain and tenderness ("mastalgia") associated with FBD based on the published results covering previous independent third party testing conducted for this indication. Collectively, approximately 3,000 women afflicted with FBD have been orally administered various forms of iodine. The scientific literature includes data on over 1,500 of these women who were dosed with aqueous forms of iodine with reported clinical improvement in their symptoms occurring in 60% or greater of those women. FBD is a benign breast condition characterized by lumpiness, breast pain and tenderness. FBD affects approximately thirty-five percent of the women of childbearing age, which represents in the United States about 24 million women. It has been estimated that moderate to severe mastalgia occurs in approximately 11% of the women of childbearing age, or about 7.5 million women.

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

         Since the completion of the Phase II trial, Symbollon has worked with the United States Food and Drug Administration ("FDA") to reach an understanding concerning the remaining information that would be necessary for Symbollon to submit as part of its New Drug Application ("NDA") covering Symbollon's request for marketing approval of IoGen for the treatment of cyclic breast pain and tenderness associated with FBD. The primary remaining activities required for the NDA include conducting two Phase III pivotal clinical trials, gathering exposure data on approximately 1,500 patients and conducting one two-year toxicity study in rodents.

         During 2003, we submitted a request for a special protocol assessment covering the structure of the proposed IoGen Phase III pivotal trials. In 2004, we finalized with FDA the structure of such pivotal trial protocol. Based on FDA's advice, we modified the criterion for measuring the primary endpoint of the IoGen pivotal trials to provide for daily patient assessment of their breast pain and tenderness. The secondary endpoint is a clinically significant reduction of the patients' nodularity as measured by the physicians' assessment. We do not plan to initiate further clinical trials for IoGen until the resources necessary to conduct the trials are secured.

         In 2001, we conducted a dose-ranging study in rodents for the purpose of determining the appropriate dose at which to conduct a two-year toxicity study in rodents. In 2002, the FDA provided its recommendation for the appropriate dose to carryforward into the two-year study. The protocol for the two-year rodent toxicity study has completed a special protocol assessment review by FDA. However, we will need additional resources to continue the development of IoGen, and until such resources are obtained, Symbollon will not initiate the two-year rodent study.

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

         As we continue our efforts to create a relationship with a corporate partner for IoGen, we are making plans to gather data to help establish a link between IoGen and breast cancer prevention. We believe such data would indicate if elevated levels of dietary iodine lead to the formulation of antiproliferative iodinated arachidonic acid derivatives in the breast tissue of fibrocystic patients. We believe that establishing this link between iodine intake and these iodolipids could provide the first concrete human data warranting the need for further clinical investigation of the possible use of IoGen as a breast cancer preventive. The uncertainty regarding the ultimate size of the market opportunity for IoGen has hampered our efforts to find a corporate partner. We believe establishing the first potential link to breast cancer prevention, and thereby, overall good breast health, would be an important value-added step for the IoGen program.

         In May 2004, we acquired certain asset from Mimetix, Inc., a privately held company, and other related parties, associated with their iodine development efforts in women's healthcare for 550,000 shares of Symbollon's Class A common stock. These assets include information on approximately 3,000 women with fibrocystic breast disease dosed with iodine, including the patient data from three clinical trials utilizing molecular iodine and the intellectual property covering their efforts, inclusive of eight issued US patents. We intend to submit the Mimetix patient data as part of our 1,500 patient exposure requirement for IoGen.

         Other Potential Applications

         We believe that our technology has potential applications in the development of a variety of human healthcare and other products such as dermatology, topical anti-infectives, oral care and hygiene products, wound care applications, and as a preventive for urinary tract infection. Given our limited resources, although certain preliminary research, development and regulatory activities may be undertaken by us in some of these potential product areas, our ability to fund the development and commercialization of such applications will depend in large part on entering into product development and commercialization agreements with corporate partners. We are not currently pursuing any new applications other than IoGen. Clinical investigation of IoGen for other female health indications beyond FBD will be investigated only as resources allow.

Manufacturing and Supplies

         The development and manufacture of our products are subject to good laboratory practices ("GLP") and current good manufacturing practices ("cGMP") requirements prescribed by the FDA and to other standards prescribed by the appropriate regulatory agency in the country of use. We currently produce IodoZyme in our Framingham facility. We have limited in-house manufacturing capacity, and if we continue to perform manufacturing activities in-house, additional manufacturing space and equipment may be necessary if capacity needs increase. See "Description of Property."

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

Marketing and Distribution

         In accordance with the marketing and supply agreement signed with West Agro, West Agro is marketing and distributing IodoZyme, and has agreed to market and distribute other potential cleaners, sanitizers and disinfectants covered by the agreement to dairy farms and dairy processing plants as Symbollon's exclusive distributor. The principal market for IodoZyme is dairy farms. West Agro has indicated that it intends to stop selling IodoZyme after existing finished goods inventories are sold.

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

         IodoZyme, the bovine teat dip manufactured by us, is subject to regulation by the FDA as an animal drug. Although a lengthy new animal drug application ("NADA") approval process is generally required prior to marketing an animal drug, under regulatory discretion afforded by the FDA, the agency does not currently require manufacturers of bovine teat sanitizers to undergo this process. The only current FDA requirements applicable to teat treatment manufacturers are compliance with the FDA's labeling, establishment registration, drug listing, and manufacturing requirements. We believe that we are in compliance with the current FDA requirements applicable to teat treatment manufacturers. However, in February 1993, the FDA issued draft guidelines setting forth the types of data necessary to demonstrate that a teat treatment is safe for the cow, effective and fulfills human food safety, manufacturing and environmental requirements. Testing of IodoZyme was not conducted in accordance with such guidelines. Future required compliance with these guidelines or other FDA requirements which may be adopted, the probability or scope of which cannot currently be ascertained by us, would have a significant adverse effect on the marketing of IodoZyme and, if a market for IodoZyme otherwise exists, on our results of operations. As disclosed above, West Agro has indicated that it intends to stop selling IodoZyme after existing finished goods inventories are sold.

Patents and Proprietary Rights

         We consider patent protection of our iodine technology to be critical to our business prospects. We currently hold twenty-five patents in the United States relating to our technology. In addition, we hold patents and have filed a number of patent applications relating to our technology in foreign countries.



                                          Listing of United States Patents


  Patent Number              Title                                                                   Issue Date
  -------------              -----                                                                   ----------

   4,816,255     "Treatment of Iodine Deficiency Breast Syndrome"                                  March 28, 1989

   4,937,072     "In Situ Sporicidal Disinfectant"                                                 June 26, 1990

   4,996,146     "Rapid Sterilization Enzymatic Process with Persistence"                        February 26, 1991

   5,055,287     "Methods to Control Color During Disinfecting Peroxidase Reactions"              October 8, 1991

   5,171,582     "Treatment of Iodine Deficiency Diseases"                                       December 15, 1992

   5,227,161     "Method to Clean and  Disinfect  Pathogens  on the  Epidermis  by Applying a      July 13, 1993
                 Composition Containing Peroxidase, Iodide Compound and Surfactant"

   5,250,304     "Treatment of Iodine Deficiency Diseases"                                        October 5, 1993

   5,370,815     "Viscous Epidermal Cleaner and Disinfectant"                                     December 6, 1994

   5,389,385     "Treatment of Iodine Deficiency Diseases"                                       February 14, 1995

   5,419,902     "Method for Inactivating Pathogens"                                                May 30, 1995

   5,589,198     "Treatment of Iodine Deficiency Diseases"                                       December 31, 1996

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

   5,639,481     "Method for the Therapeutic Treatment of a Mammalian Eye"                         June 17, 1997

   5,648,075     "Iodine Based Germicidal Composition"                                             July 15, 1997

   5,772,971     "Iodine-Based Microbial Decontamination System"                                   June 30, 1998

   5,849,291     "Ophthalmic Non-Irritating Iodine Medicament"                                   December 15, 1998

   5,885,592     "Method & Pharmaceutical  Compositions for Oral  Administration of Molecular      March 23, 1999
                 Iodine"

   5,910,318     "Treatment of Iodine Deficiency Diseases"                                          June 8, 1999

   5,955,101     "Dry Starch-Iodine Pharmaceutical Formulations"                                 September 21, 1999

   5,962,029     "Iodine Germicides that Continuously Generate Free Molecular Iodine"             November 5, 1999

   6,019,970     "Treatment of Iodine Deficiency Diseases"                                        February 1, 2000

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

         We are aware of a few companies that are or plan to develop drugs to treat FBD. Ascend Therapeutics, Herndon, Virginia, has completed phase II clinical trials using a selective estrogen receptor modulator to treat breast pain. FemmePharma, Inc., Wayne, Pennsylvania, is in preclinical testing evaluating a treatment for FBD. One other company, Mimetix Inc., has conducted human clinical trials in the United States and Canada utilizing an iodine-based compound for the treatment of FBD. We have purchased all of Mimetix's assets, including their patient data and intellectual property, related to their iodine-based compound for the treatment of FBD. If any company receives marketing approval for its drug compound before we do, it could adversely affect our ability to receive marketing approval, or if approved, our ability to sell our product.

     The bovine teat sanitizer market is currently dominated by iodophor products, which generally compete on the basis of price and the ratio of microbial killing power to total iodine. We believe that IodoZyme competes on the basis of its superior convenience and high ratio of killing power to total iodine. Additionally, IodoZyme, manufactured by us and sold by West Agro, competes directly with products currently being manufactured and sold by West Agro. As disclosed above, West Agro has indicated that it intends to stop selling IodoZyme after existing finished goods inventories are sold.

Employees

         As of December 31, 2004, we had two employees, both of whom are full-time. We have relationships with and from time to time engage the services of university professors and other qualified consultants to assist us in technological research and development. None of our employees are currently represented by a labor union. Management considers its employee relations to be good. We believe that our future success is dependent to a significant degree on our being able to continue to attract and retain skilled personnel.

Executive Officers

         The Company's executive officers are:

       Name                      Age   Position with the Company

       Jack H. Kessler, Ph.D.    54    Chief Executive Officer, Chief
                                       Scientific Officer, Secretary and
                                       Chairman of the Board of Directors

       Paul C. Desjourdy         43    President, Chief Operating Officer,
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

RISKS ABOUT OUR BUSINESS

Our ability to continue as a "going concern" is uncertain


         Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Report of the Registered Independent Accountants included herein contains an explanatory paragraph that raises substantial doubt about our ability to continue as a going concern. The notes to our consolidated financial statements addressed management's plans to address our ability to continue as a going concern. We cannot assure you that our business plans will be successful in addressing these issues. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in our common stock. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


We expect to incur additional losses in the future that will require us to raise funding

         We have incurred a cumulative operating loss of $12,155,546 through December 31, 2004. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop IodoZyme, IoGen and other potential product formulations, and from the associated administrative and patent costs. We expect to incur additional operating losses over the next several years and expect cumulative losses to increase. In the next few years, we do not anticipate generating material revenues.

         Based on the current status of our development efforts, we will not receive revenues or royalties from commercial sales of our drugs under development for a significant number of years, if at all. For at least the next few years, we do not expect any revenues from products currently in development. We will therefore need to raise additional funding or enter into a relationship with a corporate partner to sustain our operations. If we fail to achieve profitable operations, raise additional funding to cover losses, or enter into a corporate partner relationship, we will not be able to sustain operations.

Sales from our only product will cease as our marketing partner has decided to discontinue offering it for sale

         Our only source of revenue is from a licensing relationship with West Agro, Inc. covering IodoZyme. They have decided to terminate their collaboration with us. West Agro has indicated that they plan to place orders for approximately $90,000 over 2005 and 2006 for the product and cease selling IodoZyme after such finished goods inventory has been sold.

We could go out of business and you may lose your investment if we are unable to commercialize a new product

         Since our inception, we have engaged in limited business activities attempting to develop products based on our technology. To date, we have only commercialized one product, IodoZyme. IodoZyme sales have not been significant enough to support our operations and will be ceasing shortly. The development of our other product opportunities will require further capital investments, development and regulatory approvals. We may be faced with problems, delays, expenses and difficulties, which are typically encountered by companies in an early stage of development, many of which may be beyond our control. These include, but are not limited to, unanticipated problems and costs related to development, regulatory compliance, production, marketing, economic and political factors and competition. If we are not able to commercialize a new product, we could go out of business and you may lose your investment.

If we are not able to enter into a corporate licensing relationship covering IoGen, it will be difficult to commercialize IoGen

         We estimate that the cost to complete the development of IoGen will be approximately $10 million. We do not have enough resources to support further clinical development of IoGen. Based on the present price and trading volume of our stock, it will be difficult for us to raise the additional capital to fund the development of IoGen. We have been seeking a corporate licensing partner for IoGen for several years, and have not been able to finalize a relationship. Given the large amount of resources required to complete the clinical development of IoGen, we will need to enter into a licensing relationship to commercialize IoGen.

We have limited data that IoGen will effectively treat fibrocystic breast disease

         We did not conduct any animal or human studies to evaluate the potential effectiveness of IoGen before launching the Phase II trial. The Phase II clinical trial that we completed in 2000 generated the first data regarding the effectiveness of IoGen. The primary purpose of the Phase II trial was to evaluate the safety of IoGen. We believe that the Phase II data concerning the drug's effectiveness indicate that IoGen can successfully treat cyclic pain and tenderness associated with fibrocystic breast, but we need to establish IoGen's effectiveness in two well-controlled phase III clinical trials. We estimate that our investment in the IoGen development program has exceeded $5 million. We expensed these development costs as incurred. We do not have the necessary resources to fund further clinical trials for IoGen. If we are not able to secure the necessary resources or enter into a relationship with a corporate partner, our financial situation may force us to discontinue the IoGen development program.

If we cannot raise additional funds or find a corporate partner for IoGen, then we will have to limit or cease our future activities

         We have adequate cash resources to continue our base operations through the end of the second quarter of 2005. However, we do not have sufficient resources to initiate the IoGen Phase III clinical trials or any other remaining development activities required to commercialize IoGen. We will require substantial additional funds if we are to continue the clinical development of IoGen or pursue the development of additional products. We currently estimate that approximately $10 million will be required over the next three years to complete the clinical development of IoGen.

         We intend to seek additional funds for such future product development through public or private financing or collaborative or other arrangements with corporate partners. We have not been able to enter into a new corporate relationship since 1997. We believe that before we can enter into any significant new relationships, we will have to generate clinical results on our potential drugs. Our limited financial resources may require us to finance the cost of generating these results. We have had difficulty raising funds. During 2004, we were attempting to raise approximately $2 million. We were only able to raise approximately $830,000.

         Our common stock was delisted from the Nasdaq SmallCap market in December 2002. Our common stock is currently traded on the OTC Bulletin Board, is thinly traded, and is subject to the "penny stock rules." There is very little market support for our common stock. So long as these conditions exist, future financings will continue to be difficult. This could impact the terms and conditions upon which we are able to sell securities and raise funds. In light of the lack of support for our common stock price, any funds raised through equity financing would likely be at below market and dilutive to our existing stockholders. If adequate funds are not available when needed, we would be forced to limit the scope of our development or perhaps cease operations. We cannot assure you that we will be able to raise the necessary financing on acceptable terms, or at all, or succeed in entering into a corporate partnering relationship. As indicated above, our registered independent accountant's report on our financial statements includes a "going concern" qualification.

We lack the resources to conduct the necessary clinical trials required prior to commercial sales of our potential drugs

         Any drug candidates we develop will require significant additional research and development efforts, including extensive preclinical (animal and in vitro data) and clinical testing and regulatory approval, prior to commercial sale. Our only active drug development effort is IoGen. We must pay for all future clinical trials concerning IoGen. Our ability to conduct the necessary clinical trials depends on our generating the resources required to pay for this from future revenues, financings or licensing or collaboration relationships. We may not be able to generate the necessary financial resources or enter into the necessary relationships.

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

         IodoZyme's growth prospects depended, in large part, on West Agro's marketing efforts in fostering acceptance of IodoZyme as an alternative to other available products. West Agro has indicated that it intends to stop marketing IodoZyme.

If a competitive drug is marketed to treat fibrocystic breast disease prior to IoGen, then the potential market opportunity for IoGen will be adversely affected

         The only drug approved by the United States Food and Drug Administration (commonly called FDA) for the treatment of fibrocystic breast disease is danazol, a masculinizing hormone. We are aware of a few companies developing drugs for the treatment of fibrocystic breast disease. If any of these competitors receive marketing approval for their drug compounds before we do, they may achieve a significant competitive advantage by being first to market and through certain marketing exclusivity rights, which could extend up to seven years. This would delay our ability to receive marketing approval.

If the FDA does not allow us to use the Mimetix patient data, then the cost of the IoGen clinical development will increase significantly

         The FDA has informed us that prior to filing for marketing approval for IoGen, we must successfully complete two Phase III efficacy trials, one two-year toxicity study in rodents and dose approximately 1,500 patients. We currently estimate that approximately $10 million will be required over the next three years to complete the clinical development of IoGen. This estimate assumes that we will be able to submit to FDA certain patient data we obtained from Mimetix, Inc. If FDA does not accept the Mimetix patient data, then the cost of the IoGen clinical development will significantly increase to approximately $20 million. This would also delay our ability to receive marketing approval.

We may be sued for product liability in the future and our liability insurance may not be adequate to cover the situation

         We may be held liable if any product we develop in the future, or any product which is made with the use of any of our technologies, causes injury or is found otherwise defective during product testing, manufacturing, marketing or sale. Although we have product liability insurance, we may not have insurance coverage sufficient in amount and scope against potential liabilities or the claims may be excluded from coverage under the terms of the policy. Our liability could exceed our total assets. Further, product liability insurance is becoming increasingly expensive. As a result, we may not be able to obtain sufficient amounts of insurance coverage, obtain additional insurance when needed, or obtain insurance at a reasonable cost, which could prevent or inhibit the commercialization of our products or technology. Any claims against us, regardless of their merit or eventual outcome, could have a serious and adverse effect upon our business.

Teat dips could become subject to FDA marketing clearance that could affect our ability to market IodoZyme or any other teat dip product

         Teat sanitizers, although considered animal drugs by the FDA, do not currently require clearance by the FDA prior to marketing. The FDA, however, issued draft guidelines in 1993 governing teat dips and it is possible that if such guidelines are adopted that IodoZyme or any other teat dip product sold by us in the future will require clearance by the FDA in the future. Required compliance with these guidelines or other FDA requirements which may be adopted, would have a significant adverse effect on the marketing of IodoZyme (assuming we are able to continue marketing it without West Agro) or any other teat dip product sold by us in the future.

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

We may never receive a benefit from our net operating losses

         We have not recognized any benefit from the future use of existing NOL carryforwards. We have not recognized any such benefit because our evaluation of all the available evidence does not indicate that it is more likely than not that we will generate sufficient future taxable income to realize such benefit. We had consolidated federal income tax NOL carryforwards of approximately $11.9 million at December 31, 2004. Our NOL carryforwards will begin to terminate in 2008 to the extent they have not been used to reduce taxable income prior to such time. Our ability to use our NOL carryforwards to reduce taxable income is dependent upon, among other things, our not experiencing an "ownership change" of more than 50 percent during any three-year testing period as defined in the Internal Revenue Code. While we have not made the necessary determination, we likely have experienced an ownership change in the past, and, if not, could very likely experience an ownership change from future sales of our securities. If we have, or if we do, experience an ownership change of more than 50 percent as defined in the Internal Revenue Code, it could substantially limit the availability of our NOL carryforwards.

RISKS RELATED TO OUR STOCK

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

Investors must contact a broker-dealer to trade over-the-counter bulletin board securities. As a result, you may not be able to buy or sell our securities at the times that you may wish

         Even though our securities are quoted on the Over-the-Counter Bulletin Board, the Over-the-Counter Bulletin Board may not permit our investors to sell securities when and in the manner that they wish. Because there are no automated systems for negotiating trades on the Over-the-Counter Bulletin Board, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders (an order to buy or sell a specific number of shares at the current market price) it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

We do not intend to pay dividends in the foreseeable future, therefore, you may never see a return on your investment

         We do not anticipate the payment of cash dividends on our common stock in the foreseeable future. We anticipate that any profits from our operations will be devoted to our future operations. Any decision to pay dividends will depend upon our profitability at the time, cash available and other factors. Therefore, our stockholders may never see a return on their investment.

We may sell additional shares in the future, which could cause the price of our securities to decline

         We currently have 18,750,000 shares of Class A Common Stock, 1,250,000 shares of Class B Common Stock and 5,000,000 shares of preferred stock authorized. Our board of directors has recently approved an amendment to our Certificate of Incorporation, which if approved by our shareholders at our 2005 annual meeting, would increase the authorized number of shares of Class A Common Stock to 93,750,000. As a result, we have substantial amounts of authorized but unissued capital stock. Our Certificate of Incorporation, as amended, and applicable provisions of Delaware law provide that we may issue authorized capital stock at the approval of our Board of Directors, and no stockholder vote or other form of stockholder approval is required for us to issue such capital stock. Consequently, we could issue shares of either class of our common stock or our preferred stock in connection with future financings or acquisitions or in conjunction with equity compensation arrangements. The offering prices in connection with those future issuances could be less than the current sales prices of our securities. Any future issuances of any of our securities could cause the trading price of our securities to decline.

We may sell additional shares in the future, which may cause existing stockholders significant dilution

         The sale of shares to fund future operations and continued clinical development of our proposed products will have a dilutive impact on our stockholders. As a result, our net income per share, if any, could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price at the time we sell additional shares, the more shares we will have to issue. If our stock price decreases, then our existing stockholders would experience greater dilution.

Resales of our shares could adversely affect the market price for our stock

         Although the substantial number of shares issued in our 2004 private placement and the Mimetix transaction are currently subject to securities laws restrictions on resale in the open market, we are obligated to file a resale registration statement for these shareholders. This would allow them to sell their shares without having to comply with Rule 144 (under which, in the case of Symbollon, generally a person who has beneficially owned for at least one year shares acquired in a non-public transaction, or a person who may be deemed to be an affiliate of Symbollon, is entitled to sell within any 3-month period a number of shares that does not exceed 1% of the then outstanding shares of common stock; and after two years non-affiliates can freely re-sell). If we are able to sell additional shares to meet our pressing need for financing, these purchasers would likely also receive registration rights. A resale registration statement might also include substantial numbers of shares held by our affiliates, including our executive officers. Resales of substantial numbers of shares (including shares purchased at less than current market prices) pursuant to any such resale registration statement or even under Rule 144 could adversely affect the market price for our common stock.

Item 2.  Description of Property

         We lease approximately 5,400 square feet of office, research and development and manufacturing space in Framingham, Massachusetts for a current base annual rental of approximately $38,000 increasing $0.25 per square foot each year effective September 1. The lease expires on August 31, 2007. As of December 31, 2004, future minimum payments under our non-cancellable operating lease total $105,000. We believe that this space is suitable and adequate for our current needs; however, because the existing space has limited in-house manufacturing capacity, additional manufacturing space may be necessary if product volumes increase.

Item 3.  Legal Proceedings

         We are not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.


                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)  Price Range of Securities

         Our Class A Common Stock has traded on the OTC Bulletin Board under the symbol "SYMBA." There can be no assurance that we will continue to be traded on the OTC Bulletin Board. The following sets forth the high and low sales prices for the Class A Common Stock for each of the quarterly periods during fiscal 2004 and 2003, as reported by the OTC Bulletin Board.

                                         Fiscal 2004               Fiscal 2003
                                         -----------               -----------
                                      High         Low           High       Low

           First quarter          $   5.00     $  0.17       $   0.51    $  0.05
           Second quarter             2.25        1.10           0.44       0.13
           Third quarter              2.45        1.01           0.45       0.22
           Fourth quarter             2.00        1.10           0.30       0.18


         There are no outstanding shares of our Class B Common Stock.

 (b)  Approximate Number of Equity Security Holders

         Based upon information supplied by our transfer agent, we believe that there were over 100 record holders of our Class A Common Stock as of March 30, 2005. Based upon information supplied by our transfer agent, we believe that the number of beneficial holders of the Company's Class A Common Stock as of March 30, 2005 is in excess of 900.

(c)  Dividends

         We have never paid a cash dividend on any class of our common stock and anticipate that for the foreseeable future any earnings will be retained for use in our business and, accordingly, do not anticipate the payment of cash dividends.

(d)  Recent Sales of Unregistered Securities

         On December 1, 2004, we entered into a services agreement with Dr. Bernard A. Eskin. In accordance with the service agreement, and as consideration for the services provided by Dr. Eskin, we agreed to issue 5,000 shares of Class A common stock upon execution, and on each of the first and second anniversaries of the agreement. The shares were issued pursuant to the exemption afforded by
Section 4(2) of the Securities Act of 1933.

         On December 16, 2004, we entered into a services agreement with CEOcast, Inc. In accordance with the service agreement, and as partial consideration for the services provided by CEOcast, Inc., we agreed to issue 45,000 shares of Class A common stock upon execution. The shares were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

         On January 5, 2004, we entered into a services agreement with Barry Kaplan Associates. In accordance with the service agreement, and as partial consideration for the services provided by Barry Kaplan Associates, we issued stock options to purchase 50,000 shares of our common stock at an exercise price of $0.25 per share. The options vest 25,000 on June 30, 2004 and 25,000 on December 31, 2004 and expire on March 31, 2005. On June 30, 2004 and December 31, 2004, these options were exercised for no cost to the consultant because our average common stock closing prices for the three months ended June 30, 2004 and December 31, 2004 were greater than $0.50 and $0.75 per share, respectively. The shares were issued pursuant to exemptions afforded by Section 4(2) of the Securities Act of 1933.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         The following discussion contains forward-looking statements which involve risks and uncertainties. See "Special Note Regarding Forward Looking Statements" and "Risk Factors" above in this Annual Report on Form 10-KSB.

Overview

         We are a specialty pharmaceutical company. We have a formulation iodine-based proprietary technology that has potential product applications in the areas of infection control and women's healthcare. In 1995, we launched our first commercial product, IodoZyme. Through December 31, 2004, it has generated approximately $2.8 million in sales. IodoZyme is being discontinued by our marketing partner.

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

Going Concern

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern. We had net losses of $2,647,108 and $628,123 and negative cash flows from operations of $805,108 and $539,498 for the years ended December 31, 2004 and 2003, respectively. At December 31, 2004, we had an accumulated deficit of $12,165,778 and working capital of $521,900. These factors raise substantial doubt as to our ability to continue as a going concern.

         The application of the going concern concept is dependent upon our ability to receive continued financial support from our creditors, stockholders and external investors and securing a partner to help complete the development and commercialization of IoGen. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities in other than the normal course of operations. Management plans to obtain equity and debt financing from external investors and to actively pursue a partner to help complete the development and commercialization of IoGen.

         Management believes the plan described above will be sufficient to meet our liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management's plan will be successful. Failure to obtain the support of additional external investors to finance our operations will cause us to curtail operations and impair our ability to continue as a going concern.

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

         Research and Development Expenses - Research and development expenses are expensed as incurred.

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

Results of Operations

         Fiscal 2004 versus Fiscal 2003

         Symbollon's net loss in fiscal 2004 was $2,647,108, reflecting an increase of $2,018,985 or 321.4% from a net loss of $628,123 in fiscal 2003. This increased loss resulted primarily from increased clinical development expenses related to the expensing of certain intangible assets acquired from Mimetix Inc. and manufacturing costs associated with the production of clinical trial materials of IoGen, variable accounting for certain stock options, and increased investor relations expenses related to our effort to raise public awareness of Symbollon, partially offset by decreased insurance expenses due to cost reduction efforts.

         Product revenues from sales of IodoZyme (our bovine teat sanitizer) decreased by $111,262 or 41.1% from $270,772 in fiscal 2003 to $159,510 in fiscal 2004. The decreased revenues resulted primarily from significantly decreased demand for IodoZyme. In March 2005, West Agro informed Symbollon that it intends to place orders for approximately $90,000 of IodoZyme during 2005 and 2006 and that it plans to discontinue selling the product after the disposition of such finished goods inventory has been sold.

         Cost of goods sold for IodoZyme decreased by $95,373 or 40.2% from $237,483 in fiscal 2003 to $142,110 in fiscal 2004. The gross profit margin on product sales decreased from 12.3% in fiscal 2003 to 10.9% in fiscal 2004. The decreased profit margin resulted primarily from decreased manufacturing capacity utilization.

         Research and development expenses increased by $1,190,363 or 425.6% from $279,683 in fiscal 2003 to $1,470,046 in fiscal 2004. The increase resulted primarily from increased clinical development expenses related to the expensing of $935,000 for clinical trial data acquired from Mimetix and manufacturing cost of approximately $161,000 associated with the production of clinical trial materials for the IoGen program. The manufacturing company that supplies the IoGen clinical trial materials has agreed to offset $100,000 of manufacturing cost for equivalent value in our private placement, $72,000 of which has been incurred through December 31, 2004. If we can secure adequate financial resources, we plan to initiate a Phase III pivotal trial for IoGen during 2005, and such activities will increase research and development expenses once initiated.

         General and administrative expenses increased by $215,903 or 55.4% from $389,506 in fiscal 2003 to $605,409 in fiscal 2004. The increase resulted primarily from increased investor relations expenses related to our effort to raise public awareness of Symbollon, partially offset by decreased insurance expenses due to cost reduction efforts and decreased cost relating to certain consulting services. We anticipate that general and administrative expenses in 2005 will remain consistent with 2004.

         As a result of our repricing of stock options in November 2003, some of our outstanding stock options are subject to variable plan accounting which requires us to measure the intrinsic value of the repriced options through the earlier of the date of exercise, cancellation or expiration at each reporting date. In January 2001, certain officers of the Company entered into Promissory Notes with the Company pursuant to an executive loan program totaling $834,560 in exchange for 462,895 shares of Class A common stock acquired through the exercise of vested stock options. The shares acquired through this loan program are subject to variable plan accounting. Operating results for fiscal 2004 include expenses of $593,749 as a result of changes in the intrinsic value of the repriced stock options, compared to none during fiscal 2003. We expect that compensation charges and credits may occur in the future based upon changes in the intrinsic value of our repriced stock options and shares acquired through the loan program.

         The Company's interest income decreased by $3,081 or 39.6% from $7,777 in fiscal 2003 to $4,696 in fiscal 2004. This decrease resulted from a decrease in available funds for investment throughout 2004.

Financial Condition, Liquidity and Capital Resources

         We have funded our activities primarily through proceeds from private and public placements of equity securities. During 1999, we sold 836,685 shares of common stock, together with warrants for a like number of shares, in a private placement, realizing net proceeds of approximately $1,356,000. During 2000, we received net proceeds of approximately $1,761,000 from the exercise of 586,910 warrants issued as part of the 1999 private placement. During 2004, we sold 1,261,692 shares of common stock, together with 630,846 warrants, in a private placement, for net proceeds of approximately $634,000 in cash and approximately $186,000 in prepaid services for manufacturing, consulting and clinical trial expenses.

         During 2004, we continued to incur operating losses and have incurred a cumulative loss through December 31, 2004 of $12,165,778. As of December 31, 2004, we had working capital of $521,900. We believe that we have the necessary liquidity and capital resources to sustain planned operations through the second quarter of 2005. Our planned operations for 2005 include manufacturing IodoZyme, manufacturing the first registration batch of clinical drug for use in the next IoGen studies and securing additional resources to sustain our operations and to complete the clinical development of IoGen. We estimate that it will cost approximately $10 million to complete the clinical development of IoGen. Until we secure additional financial resources, we will not be able to conduct any further significant clinical development of IoGen, including necessary clinical trials or animal toxicity studies that are required to submit IoGen for FDA marketing approval, on which our future is likely dependent. If we cannot secure additional resources before existing resources are exhausted, which is estimated to occur before the end of the second quarter of 2005, we will have to curtail, or perhaps cease, operations.

         The report of our registered independent accountants on our consolidated financial statements for the years ended December 31, 2004 and 2003 contains an explanatory paragraph, which indicates that we have incurred recurring losses and have an accumulated deficit that raises substantial doubt about our ability to continue as a going concern. This report is not viewed favorably by analysts or investors and may make it more difficult for us to raise additional debt or equity financing needed to continue our operations.

         During 2005, we are committed to pay approximately $440,000 as compensation to our current executive officers and approximately $38,000 for lease payments on our facilities. We have no other material capital expenditures planned during fiscal 2005. At December 31, 2004, we had a net operating loss carryforward for federal income tax purposes of approximately $11,946,000 expiring at various dates through 2024 (from which, however, we may never receive a benefit).

Item 7.  Financial Statements

Report of Registered Independent Accountants

To the Board of Directors and Stockholders of Symbollon Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Symbollon Pharmaceuticals, Inc., as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Symbollon Pharmaceuticals, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



VITALE, CATURANO & COMPANY, LTD.

Boston, Massachusetts
March 28, 2005



                                          Symbollon Pharmaceuticals, Inc.

                                                  Balance Sheets





                                                                                                    Year Ended
                                                                                                    December 31,
                                                                                      ---------------------------------
                                                                                            2004                 2003
-----------------------------------------------------------------------------------------------------------------------

Assets

Current assets:
   Cash and cash equivalents                                                         $    427,124          $   617,897
   Accounts receivable                                                                          -              100,189
   Inventory                                                                               72,783               23,896
   Prepaid expenses                                                                       188,469               27,594
-----------------------------------------------------------------------------------------------------------------------

       Total current assets                                                               688,376              769,576

Equipment and leasehold improvements, net of
  accumulated depreciation and amortization                                                38,352               56,486

Other assets:
   Patent and trademark costs, net of accumulated
     amortization                                                                         385,726              391,428
   Deposit                                                                                  2,364                2,364
----------------------------------------------------------------------------------------------------------------------

                                                                                     $  1,114,818          $ 1,219,854
----------------------------------------------------------------------------------------------------------------------




                                          Symbollon Pharmaceuticals, Inc.

                                                  Balance Sheets
                                                    (Continued)




                                                                                                  Year Ended
                                                                                                 December 31,
                                                                                    ----------------------------------
                                                                                            2004                2003
----------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                                 $      21,326         $     33,832
   Accrued clinical development expenses                                                  125,327               80,507
   Other current liabilities                                                               19,823               19,356
----------------------------------------------------------------------------------------------------------------------

       Total current liabilities                                                          166,476              133,695
----------------------------------------------------------------------------------------------------------------------

Commitments (Notes 6, 7 and 10)

Stockholders' equity:
   Common stock, Class A, par value $.001 per share, 18,750,000 shares authorized, 6,114,761 and 4,196,204 shares issued and outstanding
     as of December 31, 2004 and 2003, respectively                                         6,115                4,196
   Convertible common stock, Class B, par value $.001
     per share, 1,250,000 shares authorized and unissued                                        -                    -
   Preferred stock, par value $.001 per share, 5,000,000 shares
     authorized and unissued                                                                    -                    -
   Additional paid-in capital                                                          13,942,565           11,435,193
   Accumulated deficit                                                                (12,165,778)          (9,518,670)
----------------------------------------------------------------------------------------------------------------------

                                                                                        1,782,902            1,920,719
   Common stock subscriptions receivable                                                 (834,560)            (834,560)
----------------------------------------------------------------------------------------------------------------------

       Total stockholders' equity                                                         948,342            1,086,159
----------------------------------------------------------------------------------------------------------------------

                                                                                    $   1,114,818         $  1,219,854
----------------------------------------------------------------------------------------------------------------------

                                                                    See accompanying notes to financial statements.




                                          Symbollon Pharmaceuticals, Inc.

                                             Statements of Operations





                                                                                                Year Ended
                                                                                                December 31,
                                                                                --------------------------------------
                                                                                        2004                    2003
----------------------------------------------------------------------------------------------------------------------

Revenue:
   Net product sales                                                            $     159,510             $    270,772

Operating expenses:
   Cost of goods sold                                                                 142,110                  237,483
   Research and development costs                                                   1,470,046                  279,683
   General and administrative expenses                                                605,409                  389,506
   Stock-based compensation (1)                                                       593,749                        -
----------------------------------------------------------------------------------------------------------------------

     Total operating expenses                                                       2,811,314                  906,672
----------------------------------------------------------------------------------------------------------------------

Loss from operations                                                               (2,651,804)                (635,900)

Interest income                                                                         4,696                    7,777
----------------------------------------------------------------------------------------------------------------------

Net loss                                                                          $(2,647,108)          $     (628,123)
----------------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per share of
  common stock                                                                     $    (.53)            $        (.15)
----------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares
  outstanding - basic and diluted                                                   4,963,470                4,196,204
----------------------------------------------------------------------------------------------------------------------

(1) The following summarizes the allocation of
     stock-based compensation:
     Cost of goods sold                                                            $  220,285                        -
     Research and development costs                                                $  138,603                        -
     General and administrative expenses                                           $  234,861                        -
----------------------------------------------------------------------------------------------------------------------

     Total                                                                        $   593,749                        -
----------------------------------------------------------------------------------------------------------------------

                                                                    See accompanying notes to financial statements.




                                          Symbollon Pharmaceuticals, Inc.

                                        Statements of Stockholders' Equity







                                                  Common Stock
                                                $.001 Par Value                                           Common
                                                    Class A            Additional                          Stock
                                            ---------------------        Paid-in        Accumulated    Subscriptions
                                               Shares     Amount         Capital          Deficit        Receivable         Total
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                  4,196,204     $4,196      $ 11,435,193      $(8,890,547)    $ (834,560)    $  1,714,282
   Net loss for the year                            -          -                 -         (628,123)             -         (628,123)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                  4,196,204      4,196        11,435,193       (9,518,670)      (834,560)       1,086,159
   Issuance of Shares - Acquired Research     550,000        550           934,450                -              -          935,000
   Issuance of Shares - Equity Line             6,865          7             9,918                -              -            9,925
   Issuance of Shares - Private Placement   1,261,692      1,262           820,355                -              -          821,617
   Issuance of Shares - Consultants           100,000        100           148,900                -              -          149,000
   Stock Based Compensation                                                593,749                -              -          593,749
   Net loss for the year                            -          -                 -       (2,647,108)             -       (2,647,108)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2004                  6,114,761     $6,115      $ 13,942,565     $(12,165,778)    $ (834,560)    $    948,342
------------------------------------------------------------------------------------------------------------------------------------

                                                                    See accompanying notes to financial statements.



                                          Symbollon Pharmaceuticals, Inc.

                                             Statements of Cash Flows






                                                                                                  Year Ended
                                                                                                 December 31,
                                                                                    -----------------------------------
                                                                                          2004                  2003
-----------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:

   Net loss                                                                          $(2,647,108)          $  (628,123)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Stock-based compensation                                                            593,749                     -
     Issuance of common stock and options for services rendered                          336,317                     -
     Issuance of common stock for acquired research and development                      935,000                     -
     Depreciation and amortization                                                        53,726                46,534
     Changes in operating assets and liabilities:
       Accounts receivable                                                               100,189                   810
       Inventory                                                                         (48,887)               10,746
       Prepaid expenses                                                                 (160,875)               31,809
       Accounts payable and other current liabilities                                     32,781                (1,274)
-----------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                          (805,108)             (539,498)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

   Purchase of equipment and leasehold improvements                                       (1,442)                    -
   Patent and trademark cost additions                                                   (28,448)              (87,211)
-----------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                           (29,890)              (87,211)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

   Issuance of common stock and warrants                                                 644,225                     -
-----------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                             644,225                     -
-----------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                               (190,773)             (626,709)

Cash and cash equivalents, beginning of period                                           617,897             1,244,606
-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                             $   427,124           $   617,897
-----------------------------------------------------------------------------------------------------------------------

Supplemental information:
   There were no payments made for interest or income taxes during 2004 or 2003.

                                                                    See accompanying notes to financial statements.

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

                         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern. We had net losses of $2,647,108 and $628,123 and negative cash flows from operations of $805,108 and $539,498 for the years ended December 31, 2004 and 2003, respectively. At December 31, 2004, we had an accumulated deficit of $12,165,778 and working capital of $521,900. These factors raise substantial doubt as to our ability to continue as a going concern.

                       The application of the going concern concept is dependent
                         upon our ability to receive continued financial support from our creditors, stockholders and external investors and securing a partner to help complete the development and commercialization of IoGen. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities in other than the normal course of operations. Management plans to obtain equity and debt financing from external investors and to actively pursue a partner to help complete the development and commercialization of IoGen.

                         Management believes the plan described above will be sufficient to meet our liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management's plan will be successful. Failure to obtain the support of additional external investors to finance our operations will cause us to curtail operations and impair our ability to continue as a going concern.

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

       Cash and Cash     Cash and cash equivalents include short-term, highly
       Equivalents       liquid investments with  maturities of less than three
                         months when acquired.

       Concentration of  The Company has one customer. The Customer's financial
       Credit Risks      condition is reviewed on an  ongoing basis, and
                         collateral is not required. The Company believes a reserve for potential credit losses is not necessary as of December 31, 2004 and 2003.

     Account Receivable  Accounts receivable are customer obligations due under
     and Allowance for   normal trade terms. The  Company performs continuing
     Doubtful Accounts   credit evaluations of its customer's financial
                         condition  and generally does not require collateral.
                         Senior management reviews accounts  receivable on a
                         periodic basis to determine if any   receivables   will
                         potentially be uncollectible.  The Company includes any
                         accounts  receivable balances that are determined to be
                         uncollectible,  if any,  in its overall  allowance  for
                         doubtful  accounts.  After all  attempts  to  collect a
                         receivable  have failed,  the receivable is written off
                         against  the  allowance.   Based  on  the   information
                         available to the Company, it believes an allowance for doubtful accounts is not necessary as of December 31, 2004 and 2003. However, actual write-offs might exceed the Company's estimates.

       Inventory         Inventory is stated at the lower of cost (determined on
                         a first-in,  first-out basis) or market.

       Long-Lived        Long-lived  assets,  such  as  intangible  assets  and
       Assets            property and equipment are evaluated for  impairment
                         when events or changes in  circumstances  indicate that
                        the carrying amount of the assets may not be recoverable
                         through the  estimated  undiscounted  future cash flows
                         from the use of these assets. When any such impairment exists, the related assets are written down to fair value. The Company does not believe that any of its long-lived assets are impaired at December 31, 2004 or 2003.

 2.    Summary of
       Significant
       Accounting Policies
       (Continued)

       Depreciation and  Equipment  is  stated  at cost and is  depreciated over
       Amortization      its  estimated  useful  life (ranging from 5-7 years)
                         using the straight-line method. Leasehold improvements are stated at cost and are being amortized by the straight-line method over the 10 year term of the lease which is less than their estimated useful lives.

       Intangible        Intangible assets subject to amortization consist
       Assets            of patents and  trademarks  that  have  estimated
                         useful lives ranging from 13-17 years and a weighted average useful life of 11.3 years. Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is rejected or there are other circumstances that indicate that the asset is impaired (as described above).

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




       Research and      Research and development  costs are expensed as
       Development       incurred.  On May 28,  2004,  the    Company
                         completed the  acquisition of certain assets of Mimetix
                         Inc.,  a  privately  held  company,  and other  related
                         parties  associated with their iodine drug  development
                         efforts in women's  healthcare  for  550,000  shares of
                         Symbollon's  Class A common stock. The assets primarily
                         consisted of clinical  trials  results and data with no
                         future alternative use to the Company. Accordingly, the
                         cost  of  $935,000   is   included   as  research   and
                         development costs in the accompanying statement of operations.

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


                         December 31,                                                2004                2003
                         --------------------------------------------------------------------------------------

                         Net loss                                               $(2,647,108)    $    (628,123)

                         Add: Stock-based employee compensation
                           expense included in reported net income,
                           net of related tax effects                               593,749                 -

                         Deduct: Total stock-based employee
                           compensation determined under fair
                           value method of all awards, net of
                           related tax effects                                      (79,379)           (53,412)
                         --------------------------------------------------------------------------------------

                         Basic and diluted loss per share                      $ (2,132,738)     $    (681,535)
                         --------------------------------------------------------------------------------------

                         Basic and diluted loss per share:
                           As reported                                          $     (.53)      $        (.15)
                           Pro forma                                            $     (.43)      $        (.16)

                         The fair value of the Company's stock options used to compute the pro forma net loss and net loss per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2004 and 2003, respectively: dividend yield of 0% for both years; expected volatility of between 260% and 270% and 270%, respectively; a risk-free interest rate of 4.00% and between 2% and 5%, respectively, and an expected holding period of 8 to 9 years and 3 to 9 years, respectively.

 2.    Summary of
       Significant
       Accounting Policies
       (Continued)




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

       Recent            In January 2003, the Financial  Accounting  Standards
       Accounting        Board issued Interpretation No.  46 (FIN 46),
       Standards         "Consolidation  of  Variable  Interest   Entities,   an
                         interpretation  of ARB    No. 51." In December
                         2003, the Financial  Accounting Standards Board revised
                         FIN 46 by  issuing  Interpretation  No.  46R.  FIN  46R
                         clarifies the requirements for consolidation of certain
                         entities  in  which  equity  investors  do not have the
                         characteristics of a controlling  financial interest or
                         do not have sufficient equity at risk for the entity to
                         finance its activities without additional  subordinated
                         financial  support from other parties.  FIN 46R applies
                         immediately to variable interest entities created after
                         December 31, 2003.  It applies in the first fiscal year
                         beginning  after  December  15,  2004,  to all variable
                         interest    entities   that   are   subject   to   this
                         Interpretation. The adoption of FIN 46R did not have a material effect on the Company's financial position, results of operations or cash flows.

                       In December 2004, the FASB issued SFAS NO. 123(R), "Share
                         Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. This statement is effective for small business issuers in the first interim or annual period beginning after December 15, 2005. Accordingly, the Company will adopt its provisions effective January 1, 2006. The Company has not yet determined the impact that adoption of this statement will have on its consolidated financial position or results of operations.

3. Inventory             Inventory consists of the following:


                                      December 31,                                                 2004               2003
                                      --------------------------------------------------------------------------------------

                                      Raw materials                                            $ 72,092           $ 23,896
                                      Finished goods                                                691                  -
                                      --------------------------------------------------------------------------------------

                                                                                               $ 72,783           $ 23,896
                                      --------------------------------------------------------------------------------------


4.    Equipment and      Equipment and leasehold improvements are stated at cost and consist of the following:
       Leasehold
       Improvements                   December 31,                                                 2004               2003
                                      --------------------------------------------------------------------------------------

                                      Equipment and fixtures                                  $ 191,460         $  190,018
                                      Leasehold improvements                                     63,146             63,146
                                      --------------------------------------------------------------------------------------

                                                                                                254,606            253,164
                                      Less accumulated depreciation and
                                        amortization                                            216,254            196,678
                                      --------------------------------------------------------------------------------------

                                      Equipment and leasehold improvements, net               $  38,352         $   56,486
                                      --------------------------------------------------------------------------------------

                         Depreciation expense for the years ended December 31, 2004 and 2003 totaled $19,576 and $19,984, respectively.


5. Patent and            Patent and trademark costs consist of the following:
   Trademark
   Costs



                                      December 31,                                                 2004               2003
                                      --------------------------------------------------------------------------------------

                                      Patent costs                                            $ 513,521         $  485,074
                                      Trademark costs                                             2,444              2,444
                                      --------------------------------------------------------------------------------------

                                                                                                515,965            487,518

                                      Less accumulated amortization                             130,239             96,089
                                      --------------------------------------------------------------------------------------

                                      Patent and trademark costs, net                         $ 385,726         $  391,429
                                      --------------------------------------------------------------------------------------

                         Amortization expense related to these assets is estimated to be approximately $35,100 per year in fiscal years 2005 through 2009. Amortization expense for the years ended December 31, 2004 and 2003 totaled $34,150 and $26,550, respectively.

6.    Stockholders'
      Equity

      Capital Stock      The Company has authorized  18,750,000  shares
                         of Class A common stock, 1,250,000 shares of Class B common stock and 5,000,000 shares of preferred stock.
                         The Class A and Class B common stock are substantially identical except that holders of Class A common stock have the right to cast one vote for each share held and the Class B shareholders have the right to cast five votes for each share held. As of December 31, 2004 and 2003, there were no shares of Class B common stock issued and outstanding. The preferred stock may be issued in series, and shares of each series will have such rights and preferences as are fixed by the Company's Board of Directors. As of December 31, 2004 and 2003, there were no shares of preferred stock issued and outstanding.

      Issuance of        On September 1, 2004, the Company sold in
      Common Stock and   a private  placement to accredited  investors
      Common Stock       1,261,692  shares  of Class A common  stock and
      Purchase           630,846 redeemable warrants for $634,300
      Warrants           in  cash  and   $185,800   in  prepaid   services   for
                         manufacturing,  consulting and clinical   trial
                         expenses.   Officers  and   directors  of  the  Company
                         invested $127,000 of the cash raised as part of the private placement on the same terms and conditions as the third party investors.

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

                     The Company accounts for certain of the shares and warrants issued for prepaid services under Emerging Task Force Issue 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" (EITF 96-18). Accordingly, the Company has recognized approximately $48,250 and $72,000 of expense related to these shares and warrants for the year ended December 31, 2004 included in general and administrative expenses and research and development expenses, respectively, in the accompanying statement of operations.

                         In January, 2004 the Company issued options to purchase 50,000 shares of common stock at $0.25 per share to a consultant hired by the Company. The options vested 25,000 on June 30, 2004 and 25,000 on December 31,
                         2004. Pursuant to the consulting agreement, the first traunche of 25,000 shares was issued for no cash consideration, as the $6,250 exercise price was earned as a bonus for services rendered, because the Company's average closing price for the three months ended June 30, 2004 was greater than $0.50 per share. The second traunche of 25,000 shares was also exercised for no cash consideration as the $6,250 exercise price was earned as a bonus for services rendered, because the Company's average common stock closing price for the three months ended December 31, 2004 was greater than $0.75 per share. The Company accounts for these options under Emerging Task Force Issue 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" (EITF 96-18). Accordingly, the Company has recognized approximately $78,750 of expense related to these options for the year ended December 31, 2004, included in general and administrative expenses in the accompanying statement of operations.

                       On December 1, 2004, we entered into a services agreement
                         with a doctor. In accordance with the service agreement, and as consideration for the services to be provided by the doctor, we agreed to issue 5,000 shares of Class A common stock upon execution, and on each of the first and second anniversaries of the agreement. The Company accounts for these shares under Emerging Task Force Issue 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" (EITF 96-18). Accordingly, the Company has recognized approximately $7,250 of expense related to these shares for the year ended December 31, 2004, included in research and development expenses in the accompanying statement of operations.

                      On December 16, 2004, we entered into a services agreement with CEOcast, Inc. In accordance with the service agreement, and as partial consideration for the services provided by CEOcast, Inc., we agreed to issue 45,000 shares of Class A common stock upon execution. The Company accounts for these shares under Emerging Task Force Issue 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" (EITF 96-18). Accordingly, the Company has recognized approximately $5,250 of expense related to these shares for the year ended December 31, 2004, included in general and administrative expenses in the accompanying statement of operations.

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

                        The Company may continue to put shares to Dutchess until
                         October 17, 2006 or Dutchess has paid a total of $10 million, whichever occurs first. During June 2004 the Company put 6,865 shares to Dutchess for proceeds of $9,925.

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

7.  Stock Plans          The employee  stock  purchase plan provides
    (Continued)          for the purchase of Class A common stock  at
                         85 percent of the fair market value at specific dates, to encourage stock ownership by all eligible employees.
                         During the years ended December 31, 2004 and 2003, the Company did not issue any shares under the stock purchase plan. The stock purchase plan expired on June
                         30, 2004.

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

                         Under the above plans 521,355 shares are available for future grant or purchase.

                         The Company had the following option activity under the stock option plan and the nonemployee directors' stock option plan in 2004 and 2003:


                                                                                                         Weighted-Average
                                                                                                          Exercise Price
                                                                                          Shares             Per Share
                                      --------------------------------------------------------------------------------------

                                      Balance, December 31, 2002                          747,500                $4.50
                                         Granted                                          607,500                 0.28
                                         Exercised                                              -                    -
                                         Cancelled                                       (690,000)                4.71
                                      --------------------------------------------------------------------------------------

                                      Balance, December 31, 2003                          665,000                 0.44
                                         Granted                                           82,500                 1.65
                                         Exercised                                              -                    -
                                         Cancelled                                              -                    -
                                      --------------------------------------------------------------------------------------

                                      Balance, December 31, 2004                          747,500                $0.56
                                      --------------------------------------------------------------------------------------


7.  Stock Plans          All  options  outstanding  at December  31,
    (Continued)          2004   are   categorized   by  the   following   ranges
                         in the table below:


                                                                                            Weighted-
                                                                        Weighted -           Average
                                                                          Average           Remaining
                                                     Share               Exercise          Contractual          Number of
                                                  Price Range              Price          Life (years)           Shares
                                      --------------------------------------------------------------------------------------

                                           $ 0.28   to   $1.00               $0.27             4.0                  615,000
                                           $ 1.00   to   $5.00               $1.85             7.2                  132,500
                                                                                                                    --------
                                                                                                                    747,500
                                                                                                                    --------

                         All options exercisable at December   31,   2004  are
                         categorized by the following ranges in the table below:

                                                                                            Weighted-
                                                                        Weighted -           Average
                                                                          Average           Remaining
                                                     Share               Exercise          Contractual          Number of
                                                  Price Range              Price          Life (years)           Shares
                                      --------------------------------------------------------------------------------------

                                           $ 0.28   to   $1.00               $0.28             3.9                  403,750
                                           $ 1.00   to   $5.00               $2.11             4.3                   57,500
                                                                                                                    -------
                                                                                                                    461,250
                                                                                                                    -------

                         All options exercisable at  December   31,   2003  are
                         categorized by the following ranges in the table below:

                                                                                            Weighted-
                                                                        Weighted -           Average
                                                                          Average           Remaining
                                                     Share               Exercise          Contractual          Number of
                                                  Price Range              Price          Life (years)           Shares
                                      --------------------------------------------------------------------------------------

                                           $ 0.28   to    $1.00              $0.28             4.9                  200,000
                                           $ 1.00   to    $5.00              $2.12             5.1                   53,750
                                                                                                                    -------
                                                                                                                    253,750
                                                                                                                    -------


7.  Stock Plans          The weighted-average  fair value of options
    (Continued)          granted during the years ended  December 31,
                         2004  and  2003  was  $1.52   and   $0.25  per   share,
                         respectively.

                         In November 2003, the Company's Board of Directors authorized the repricing of employee options, canceling 690,000 options with exercise prices ranging from $1.94 to $9.06 and issuing options to purchase 600,000 shares of common stock at $0.28 per share, which was above the market value on the date of the repricing. These options are subject to variable plan accounting, as defined by FIN 44. The repriced options have been reflected as grants and cancellations in the stock option activity for the year ended December 31, 2003. As prescribed by the provisions of FIN 44 the Company will remeasure the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date. As of December 31, 2004, the Company has recognized compensation expense of $593,749 related to the repriced options.

8.  Loss Per Share       The Company's basic and diluted net loss
                         per share of common stock for the years ended  December
                         31, 2004 and 2003 is computed by dividing  the net loss
                         by  the  weighted   average  number  of  common  shares
                         outstanding during the period.

                         The following table summarizes securities that were outstanding as of December 31, 2004 and 2003 but not included in the calculation of diluted net loss per share because such shares are antidilutive:


                                      December 31,                                                2004                2003
                                      --------------------------------------------------------------------------------------

                                      Stock options                                            747,500             665,000
                                      Stock warrants                                           630,846                   -

9.   Income  Taxes       The  following   table   summarizes  the
                         significant differences between the benefit that would be recognized under the United States federal statutory tax rate and the Company's effective tax rate for financial statement purposes:


                                      December 31,                                                2004                2003
                                      --------------------------------------------------------------------------------------

                                      United States statutory tax rate                             34%                 34%
                                      State taxes, net of United States
                                         federal tax benefit                                        6%                  6%

                                      Valuation allowance provided against net
                                         operating loss carry forwards and tax credits            (40%)               (40%)
                                      --------------------------------------------------------------------------------------

                                      Effective tax rate                                          -  %                -  %
                                      --------------------------------------------------------------------------------------


9.  Income Taxes         Deferred  income taxes reflect the impact
    (Continued)          of  "temporary  differences"  between  the
                         amount  of  assets  and   liabilities   for   financial
                         reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax assets are comprised of the following:


                                      December 31,                                                2004                2003
                                      --------------------------------------------------------------------------------------

                                      Tax credit carryforwards                            $    458,000       $     393,000
                                      Net operating loss carryforwards                       4,783,000           3,716,000
                                      --------------------------------------------------------------------------------------

                                      Gross deferred tax asset                               5,241,000           4,109,000

                                      Deferred tax assets valuation
                                        allowance                                           (5,241,000)         (4,109,000)
                                      --------------------------------------------------------------------------------------

                                      Net deferred tax assets                             $          -       $           -
                                      --------------------------------------------------------------------------------------

                       As of December 31, 2004 and 2003, the deferred tax assets
                         have been fully offset by valuation allowances, since the realization of such amounts is uncertain. The change in the valuation allowance during 2004 and 2003 was $1,132,000 and $268,000, respectively.

                         As of December 31, 2004, the Company has net operating loss carryforwards totaling approximately $11,956,000. The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company's common stock.

                         The following is a breakdown of the net operating loss expiration period:


                                                                                                             Amount of
                                      Expiration Date                                                      Remaining NOL
                                      --------------------------------------------------------------------------------------

                                      2008                                                                    $    743,000
                                      2009                                                                       1,514,000
                                      2010                                                                       1,374,000
                                      2011                                                                         921,000
                                      2018                                                                         897,000
                                      2019                                                                         739,000
                                      2020                                                                         476,000
                                      2021                                                                       1,387,000
                                      2022                                                                         612,000
                                      2023                                                                         638,000
                                      2024                                                                       2,655,000
                                      ---------------------------------------------------------------------------------------

                                                                                                            $   11,956,000
                                      ---------------------------------------------------------------------------------------


9.  Income Taxes         In addition, the Company has available tax
    (Continued)          credit  carryforwards  (adjusted to reflect
                         provisions   of  the  Tax   Reform   Act  of  1986)  of
                         approximately $458,000, which are available to offset future taxable income and income tax liabilities, when earned or incurred. These amounts expire in various years through 2024.

10. Commitments

    Facilities Lease     The Company leases its research  facilities
                         under an  operating  lease  that  expires on August 31,
                         2007. The lease  requires  payment of real estate taxes
                         and  other  common  area  maintenance  expenses.   Rent
                         expense for the years ended December 31, 2004 and 2003 was approximately $37,000 and $36,000, respectively.

                         Future minimum rental payments due are as follows:

                         Year ending December 31,                         Total
                         -------------------------------------------------------

                         2005                                          $  38,000
                         2006                                             40,000
                         2007                                             27,000
                         -------------------------------------------------------

                                                                       $ 105,000
                         -------------------------------------------------------

    Employment           The Company has  employment  agreements  with its
    Agreements           principal  officers  providing for    minimum
                         base   compensation  and  severance  pay  which  expire
                         December  31,  2005.  For the years ended  December 31,
                         2004 and 2003,  the  aggregate  amount paid under these
                         agreements   was  $440,000  per  year.  The  employment
                         agreements provide for inflationary adjustments and are subject to other increases based on the Board of Directors' approval. Minimum amounts to be paid under these agreements total approximately $440,000 per year.

    Royalty Agreement    A  royalty  agreement  with  one  of the
                         inventors who assigned certain patent rights to the Company provides for royalties based on a percentage of the licensing revenues received by the Company from products falling within the scope of the patent rights.
                         The percentage varies from 1.5% to 5% depending on the gross revenues received, with maximum royalty payments under the agreement not to exceed $2,884,000. Through
                         December 31, 2004 no royalties have been earned under this agreement.

10. Commitments
    (Continued)

    Consulting           The Company has entered into  various  scientific
    Agreements           advisory  and  consulting   agreements     to
                         support its development  activities.  These  agreements
                         generally  expire over several  future  years.  Amounts
                         charged  to  operations   in   connection   with  these
                         agreements for the years ended December 31, 2004 and 2003 amounted to approximately $90,000 and $48,000, respectively.

    Finder's Fees        The Company has entered into agreements to pay
                         finders' fees for agreements  entered into with certain
                         companies  for  investment  or  revenue  purposes.  The
                         finders'   fees  are  based  on  a  percentage  of  the
                         investment or revenue. No amounts were paid or accrued pursuant to any of these agreements during 2003 or 2004.

    Employee Benefit     Effective  January 1, 1999,  the  Company
    Plan                 established  a Savings  Incentive  Match  Plan  for
                         Employees of Small Employers (SIMPLE) IRA plan covering substantially all of its employees. The Company makes contributions to the plan at the discretion of the Board of Directors based upon a percentage of employee compensation as provided by the terms of the plan. The
                         Company did not make any contributions to the plan for the year ended December 31, 2004 and approximately
                         $13,200 for the year ended December 31, 2003.

11. Major Customers      For the years ended  December 31, 2004
                         and 2003, the Company has generated its revenue from one customer, its exclusive marketing partner for its bovine teat sanitizer. Net product sales by geographic area are as follows:


                                      Year ended December 31,                                 2004                2003
                                      --------------------------------------------------------------------------------------

                                      United States                                        $  120,010             $ 221,588
                                      United Kingdom                                           39,500                49,184
                                      --------------------------------------------------------------------------------------

                                                                                           $  159,510             $ 270,772
                                      --------------------------------------------------------------------------------------

12. Related Party        A  member  of the  Board  of  Directors
    Transactions         provides  legal   services  to  the  Company.   Amounts
                         paid for legal services rendered by the director, either individually or through his firm, totaled approximately $2,000 and $99,000 for the years ended December 31, 2004 and 2003, respectively.

                         The Company exchanges office space for services with a company owned by the spouse and in-law of one of the Company's officers and directors. The officer and director is also a director in the other company. The estimated annual value for 2004 and 2003 of the relationship is $9,600 for each year.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         In a Current Report on Form 8-K filed and dated December 16, 2003 we previously reported that we had changed our independent auditor.

Item 8A.  Controls and Procedures

         The Company's management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         There has not been any change in the Company's internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.  Other Information

         No information required to be disclose in a report on Form 8-K during the fourth quarter of the fiscal 2004 occurred. In March 2005, West Agro informed us that it plans to discontinue selling IodoZyme under our Marketing and Supply Agreement with them after West Agro places orders with us for approximately $90,000 of product and disposes of such finished goods inventory thereof.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

         We incorporate herein by reference the information appearing under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2005 Annual Meeting of Stockholders.

         Information concerning our executive officers is contained in Part I of this report under the caption "Executive Officers."

Item 10.  Executive Compensation

         We incorporate herein by reference the information appearing under the caption "Executive Compensation" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2005 Annual Meeting of Stockholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         We incorporate herein by reference the information appearing under the captions "Principal Stockholders" and "Equity Compensation Plan Information" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2005 Annual Meeting of Stockholders.

Item 12.  Certain Relationships and Related Transactions

         We incorporate herein by reference the information appearing under the caption "Certain Transactions" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2005 Annual Meeting of Stockholders.

Item 13.  Exhibits and Reports on Form 8-K

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

         4        1995 Non-Employee Directors' Stock Option Plan.

         5 Employment Agreement, dated December 14, 1999, between the Company and Dr. Jack H. Kessler.

         6 Employment Agreement, dated December 14, 1999, between the Company and Paul C. Desjourdy.

Item 14.  Principal Accountant Fees and Services

         We incorporate herein by reference the information appearing under the caption "Ratification of Appointment of Independent Auditors" in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2005 Annual Meeting of Stockholders.

                                                    SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         SYMBOLLON PHARMACEUTICALS, INC.

                         By:   /s/ Paul C. Desjourdy
                             ------------------------
                             Paul C. Desjourdy
                             President

Date: March 31, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                   Title                                 Date

   /s/ Jack H. Kessler        Chief Executive Officer,            March 31, 2005
-------------------------     Chief Scientific Officer,
     Jack H. Kessler          Secretary and Chairman
                              of the Board of Directors
                              (Principal Executive Officer)


 /s/ Paul C. Desjourdy        President, Chief Operating Officer, March 31, 2005
------------------------      Treasurer, General Counsel, Chief
    Paul C. Desjourdy         Financial Officer, and Director (Principal
                              Financial and Accounting Officer)


 /s/ James C. Richards         Director                           March 31, 2005
------------------------
   James C. Richards

 /s/ Richard F. Maradie        Director                           March 31, 2005
------------------------
  Richard F. Maradie

 /s/ Eugene Lieberstein        Director                           March 31, 2005
------------------------
  Eugene Lieberstein

                         Symbollon Pharmaceuticals, Inc.
                                Index to Exhibits

3.1 Amended Certificate of Incorporation of the Company; including Certificate of Designations, Preferences and Rights of Series A Preferred Stock of the Company. (previously filed as exhibit 3.1 to Form 10-QSB for the quarter ended June 30, 2001 and incorporated by reference)
3.2 Amended By-Laws of the Company. (previously filed as exhibit 3.2 to Form 10-QSB for the quarter ended June 30, 1999 and incorporated by reference)
3.3 Agreement of Merger, dated as of August 4, 1993, between the Company and Symbollon Corporation, a Massachusetts corporation (including Certificate of Merger and other state filings). (previously filed as exhibit number 3.3 of the Registration Statement (the "Registration Statement") on Form SB-2 (Registration No. 33-68828) filed on November 24, 1993 and declared effective on December 7, 1993, and incorporated by reference)
4.1 Form of Specimen Class A Common Stock Certificate. (previously filed as exhibit number 4.2 of the Registration Statement and incorporated by reference)
10.1 1993 Stock Option Plan of the Company, as amended. (previously filed as exhibit 10.1 to Form 10-QSB for the quarter ended June 30, 1999 and incorporated by reference)
10.2 Employment Agreement, dated December 14, 1999, between the Company and Paul C. Desjourdy. (previously filed as exhibit number 10.2 to Form 10-KSB for the year ended December 31, 1999 and incorporated by reference)
10.3 Employment Agreement, dated December 14, 1999, between the Company and Dr. Jack H. Kessler. (previously filed as exhibit number 10.3 to Form 10-KSB for the year ended December 31, 1999 and incorporated by reference)
10.4 Commercial Lease, dated June 5, 1997, between Pine Street Realty Trust and the Company. (previously filed as exhibit number 10.18 to Form 10-QSB for the quarter ended June 30, 1997 and incorporated by reference)
10.5 Form of Indemnification Agreement between the Company and each officer and director of the Company. (previously filed as exhibit number
         10.6 of the Registration Statement and incorporated by reference)
10.6 Marketing and Supply Agreement, dated January 11, 1995, between the Company and West Agro. (previously filed as exhibit number 10.1 to Form 8-K of the Registrant dated January 11, 1995 and incorporated by reference) *
10.7 Agreement, dated August 31, 1992, among the Company, Dr. Jack H. Kessler and Dr. Robert Rosenbaum. (previously filed as exhibit number
         10.8 of the Registration Statement and incorporated by reference)
10.8 Form of Stock Option Agreement to be entered into between the Company and each option holder. (previously filed as exhibit number
         10.10 to Form 10-KSB for the year ended December 31, 1993 and incorporated by reference)
10.9 1994 Employee Stock Purchase Plan of the Company. (incorporated by reference to Exhibit B to the Company's 1994 Annual Stockholders Meeting Proxy Statement filed under cover of Schedule 14A dated May 4, 1994)
10.10 1995 Non-Employee Directors' Stock Option Plan of the Company. (previously filed as exhibit number 10.1 to Form 10-QSB for the quarter ended June 30, 1995 and incorporated by reference)
10.11 Promissory Note, dated January 11, 2001, between the Company and Dr. Jack H. Kessler, together with the Pledge Agreement and Letter Agreement related thereto. (previously filed as exhibit number 10.13 to Form 10-KSB for the year ended December 31, 2000 (the `2000 Form 10-KSB") and incorporated by reference)
10.12    Promissory Note, dated January 11, 2001, between the Company and Paul
         C. Desjourdy, together with the Pledge Agreement and Letter Agreement related thereto. (previously filed as exhibit number 10.14 to the 2000 Form 10-KSB and incorporated by reference)
10.13 Investment Agreement, dated October 1, 2003, between the Company and Dutchess Private Equities Fund, L.P. (previously filed as exhibit 10.14 to the Registration Statement on Form SB-2 (Registration No. 333-109772), filed on October 17, 2003 and declared effective on November 7, 2003 (the "2003 Registration Statement"))
10.14 Registration Rights Agreement, dated October 1, 2003, between the Company and Dutchess Private Equities Fund, L.P (previously filed as exhibit 10.15 to the 2003 Registration Statement)
10.15 Asset Purchase Agreement, dated as of April 6, 2004, by and among the Company, Mimetix Pharmaceuticals, Inc. and Mimetix Inc. (previously filed as exhibit number 10.1 to Form 10-QSB for the quarter ended June 30, 2004 and incorporated by reference)
10.16 Form of Subscription Agreement, dated as of September 1, 2004, between the Company and certain purchasers of the Company's securities. (previously filed as exhibit number 10.1 to Form 8-K on November 8, 2005 and incorporated by reference)
10.17 Form of Redeemable Warrant for the purchase of shares of Class A Common Stock, dated as of September 1, 2004, issued to certain purchasers of the Company's securities. (previously filed as exhibit number 10.2 to Form 8-K on November 8, 2005 and incorporated by reference)
23.1     Consent of Vitale, Caturano & Company Ltd. relating to Forms S-8 and
         SB-2.
31.1 Certification of the Chief Executive Officer required by Securities Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of the Chief Financial Officer required by Securities Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of the Chief Executive Officer required by Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of the Chief Financial Officer required by Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-----------------------------------------------------------------------------
* Indicates that material has been omitted and confidential treatment has been granted or requested therefor. All such omitted material has been filed separately with the Commission pursuant to Rule 24b-2.