Form 10KSB/A
SYMBOLLON CORP
filed 2005-05-02
CIK 912086

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)

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

As of April 28, 2005, the aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer was approximately $7,273,560 based upon the closing price of such stock on that date.

As of April 28, 2005, 6,114,761 shares of Class A Common Stock of the issuer were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits filed with the Registrants's prior registration statements and Forms 10-QSB and 10-KSB are incorporated hereing by reference into Part III of this Report.

    Transitional Small Business Disclosure Format (check one): Yes ___ No X

Explanatory Note

         Our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the Commission on March 31, 2005 (the "Report") contemplated that certain information to be included in Part III of the Report would be incorporated into the Report by reference to our definitive Proxy Statement to be filed in anticipation of our 2005 annual meeting of stockholders. We do not anticipate filing our definitive Proxy Statement within the time period required for such incorporation by reference to be effective, so we are amending the Report to include the information required to be included in Part III of the Report. Except for the foregoing amendment, this Form 10-KSB/A does not modify or update other disclosures in, or exhibits to, the Report.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

Board of Directors

         Pursuant to our Certificate of Incorporation, as amended, our Board of Directors, which currently consists of five members, is divided into three classes, designated Class I, Class II and Class III, each serving staggered three-year terms. The terms of the Class I, II and Class III directors will expire at the 2006, 2007 and 2005 Annual Meetings of Stockholders, respectively. The director will serve until the expiration of his term or until his successor is elected and qualified.

         The following table provides the names and ages of the members of the Board of Directors, their respective principal occupations or employments during at least the past five years and the period during which each has served as a director of Symbollon.

                             Director       Principal Occupation, Other Business
Name                  Age     Since         Experience and Other Directorships

                     Class III Director Whose Term Continues
                  Until the 2005 Annual Meeting of Stockholders

Jack H. Kessler, Ph.D..54       1986     Chief  Executive  Officer of Symbollon
                                         since December 1999, Chief Scientific
                                         Officer and Secretary since May 1991,
                                         and Chairman  of the Board of Directors
                                         of  Symbollon since May 1996. Executive
                                         Vice-President  of Symbollon  from May
                                         1991 to December 1999. Symbollon's sole
                                         stockholder, officer and director from
                                         1986 to 1991. From January 1990 until
                                         May 1991,  principal  systems  engineer
                                         for Kollsman  Manufacturing Company, a
                                         diagnostic instrument design and
                                         manufacturing company.

                          Director          Principal Occupation, Other Business
Name               Age     Since            Experience and Other Directorships


                     Class I Directors Whose Terms Continue
                  Until the 2006 Annual Meeting of Stockholders

Paul C. Desjourdy..43      1996          President, Chief Operating Officer and
                                         General Counsel of Symbollon since
                                         December 1999, Chief Financial Officer
                                         since September 1993, and Treasurer
                                         from May 1994.  Executive Vice
                                         President of Symbollon  from July 1996
                                         to December  1999,  and  Vice-President
                                         - Finance and  Administration of
                                         Symbollon from September  1993  to July
                                         1996.  Attorney  at the law  firm of
                                         Choate  Hall &  Stewart  from 1989 to
                                         1993.  Certified  Public Accountant at
                                        Arthur Andersen & Co. from 1983 to 1986.

Eugene Lieberstein.66      1998          Law partner at the law firm of Anderson
                                         Kill & Olick, P.C. specializing   in
                                         patent procurement and litigation  (Mr.
                                         Lieberstein   and  his  firm  serve  as
                                         patent counsel for Symbollon)  since
                                         March 2000. Law partner at the law firm
                                         of Wyatt, Gerber, Meller and O'Rourke
                                         specializing in patent procurement  and
                                         litigation (Mr. Lieberstein and his
                                         firm served as patent  counsel  for
                                         Symbollon) from 1993 to March 2000.
                                         Patent Counsel for Union Carbide
                                         Corporation from 1970 to 1993.

                     Class II Directors Whose Terms Continue
                  Until the 2007 Annual Meeting of Stockholders

James C. Richards, Ph.D.57  1991         President, Chief Executive Officer  and
                                         a director of EdgeLight BioScience,
                                         Inc.,   a  privately   held  company
                                         specializing in waveguide technologies,
                                         since October 2000.  President,   Chief
                                         Executive Officer and a director  of
                                         IntelliGene, Inc., a privately held
                                         company  specializing  in DNA probe
                                         technologies,  from October 1995 to
                                         September 2000.  President and Chief
                                         Executive Officer of Symbollon from May
                                         1991 to  September  1995.  Director of
                                         business  planning  and development for
                                         Gene-Trak  Systems, a joint venture
                                         originally between  AMOCO  Corporation
                                         and  Integrated  Genetics,  Inc.,
                                         engaged in developing diagnostic  test
                                         devices  using  DNA probes, from 1986
                                         to 1990.

                          Director    Principal Occupation, Other Business
Name               Age     Since      Experience and Other Directorships


                     Class II Directors Whose Terms Continue
                  Until the 2007 Annual Meeting of Stockholders

Richard F. Maradie..57     1998          Retired since September  2000.   Senior
                                         Vice  President  of Commercial
                                         Development  of  Oakwood  Laboratories,
                                         a private biopharmaceutical    company
                                         developing    drug    delivery
                                         technologies,  from April 1998 to
                                         September  2000.  President, Chief
                                         Executive  Officer and a director of
                                         Novavax,  Inc.,  a public
                                         biopharmaceutical  company developing
                                         topical and oral drug  delivery
                                         technologies, from March 1997 to August
                                         1998.  President,  Chief Executive
                                         Officer and a director of Protyde
                                         Pharmaceuticals,  Inc.,  a private
                                         biopharmaceutical  company   developing
                                         products  for  the  diagnosis  and
                                         treatment  of cancer,  from  1994 to
                                         1997.  Executive  Vice  President  and
                                         Chief Operating Officer of Platelet
                                         Research  Products,  Inc.,  a private
                                         biopharmaceutical  company  developing
                                         therapeutic products derived from blood
                                         platelets,  from to 1991 to 1994.
                                         President,  Chief  Operating  Officer
                                        and a director of VimRx Pharmaceuticals,
                                         Inc., a public pharmaceutical   company
                                         developing  therapeutics based on
                                         natural products,  from 1988  to 1991.

         Our Board of Directors met seven times in the fiscal year ended December 31, 2004. The Delaware General Corporation Law provides that the Board of Directors, by resolution adopted by a majority of the entire board, may designate one or more committees, each of which shall consist of one or more directors. The Board of Directors annually elects from its members the Executive Committee, Audit Committee, and Compensation Committee. The Board of Directors does not have a Nominating Committee. During the last fiscal year each of the directors attended at least 75% of the total number of meetings of the Board of Directors and of the committees on which each director serves. Directors are encouraged to attend annual meetings of our stockholders. Three directors attended our last annual meeting.

         Executive Committee. The Executive Committee exercises all the powers and authority of the Board of Directors in the management and affairs of Symbollon between meetings of the Board of Directors, to the extent permitted by law. The current members of the Executive Committee are Messrs. Kessler (Chairman), Desjourdy and Richards. The Executive Committee did not meet during fiscal 2004.

         Audit Committee. The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities by reviewing the financial information which will be provided to shareholders and others, the system of internal control which management has established, our process for monitoring compliance with laws and regulations, the independence of the outside auditors and the audit process. It is the general responsibility of the Audit Committee to advise and make recommendations to the Board of Directors in all matters regarding our accounting methods and internal control procedures. Specific duties of the Audit Committee are set forth in its charter. A copy of its charter is attached as Exhibit A to this Proxy Statement. The current members of the Audit Committee are Messrs. Richards (Chairman), Maradie and Lieberstein. Two members of the Audit Committee, Messrs. Richards and Maradie, are "independent" under the current NASDAQ stock market listing standards and SEC rules for audit committee member independence. We do not have an audit committee financial expert serving on the Audit Committee because the Board of Directors believes that the current composition of the committee is adequate to fulfill its oversight responsibilities in light of the simplicity of our financial statements and accounting procedures. The Audit Committee met one time during fiscal 2004.

     Compensation Committee. The Compensation Committee reviews and recommends to the Board of Directors remuneration arrangements and compensation plans for our executives. The current members of the Committee are Messrs. Kessler (Chairman), Maradie and Lieberstein. The Compensation Committee did not meet during fiscal 2004.

Nominations

     We do not have a nominating committee. The Board of Directors believes that the current size of our Board does not necessitate a separate nominating committee. Our Board of Directors, of which three of the five members are "independent directors" under the current NASDAQ stock market listing standards, is responsible for determining the slate of director nominees for election by stockholders.

         We do not currently utilize the services of any third party search firm to assist in the identification or evaluation of Board member candidates. However, our Board of Directors may engage a third party to provide such services in the future, as it deems necessary or appropriate at the time in question.

         We do not currently have a charter or written policy with regard to the nominating process. Our Board of Directors determines the required selection criteria and qualifications of director nominees based upon our needs at the time nominees are considered. A candidate must possess the ability to apply good business judgment and must be in a position to properly exercise his or her duties of loyalty and care. Candidates should also exhibit proven leadership capabilities, high integrity and experience with a high level of responsibilities within their chosen fields, and have the ability to quickly grasp complex principles of business, finance, and pharmaceutical drug development. In general, candidates will be preferred who hold, or have held, an established executive level position in business, finance, law, education, research or government. The Board of Directors will consider these criteria for nominees identified by the Board, by stockholders, or through some other source. When current Board members are considered for nomination for reelection, the Board also takes into consideration their prior Symbollon Board contributions, performance and meeting attendance records.

         The Board will consider qualified candidates for possible nomination that are submitted by our stockholders. Stockholders wishing to make such a submission may do so by sending the following information to the Board of Directors c/o Assistant Secretary at the address listed above: (1) name of the candidate and a brief biographical sketch and resume; (2) contact information for the candidate and a document evidencing the candidate's willingness to serve as a director if elected; and (3) a signed statement as to the submitting stockholder's current status as a stockholder and the number of shares currently held.

         The Board will conduct a process of making a preliminary assessment of each proposed nominee based upon the resume and biographical information, an indication of the individual's willingness to serve and other background information. This information will be evaluated against the criteria set forth above and our specific needs at that time. Based upon a preliminary assessment of the candidate(s), those who appear best suited to meet our needs may be invited to participate in a series of interviews, which are used as a further means of evaluating potential candidates. On the basis of information learned during this process, the Board will determine which nominee(s) to submit for election at the next annual meeting. The Board will use the same process for evaluating all nominees, regardless of the original source of the nomination.

Section 16(a) Beneficial Ownership Reporting Compliance


         Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act") requires our directors, officers and persons who own more than ten percent of a registered class of our equity securities, to file initial reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission. Directors, officers and greater than ten percent beneficial owners are required by applicable regulations to furnish Symbollon with copies of all Section 16(a) forms they file.

         Based solely upon a review of the copies of the forms furnished to us and written representations from our directors and officers, we believe that during 2004 all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent beneficial owners were timely satisfied.

Code of Ethics

         We have a Code of Ethics for our senior officers, including our principal executive officer and principal financial and accounting officer. This code is a statement of our high standards for ethical behavior and legal compliance, and it governs the manner in which we conduct our business. A copy of our Code of Ethics can be found on our web site at www.symbollon.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendment or waiver of the Code with respect to our principal executive officer or principal financial or accounting officer by posting such information on our web site.

         Information concerning our executive officers is contained in Part I of this report under the caption "Executive Officers."

Item 10.  Executive Compensation

         The following tables set forth certain information relating to compensation paid by us for each of our last three completed fiscal years to our executive officers whose annual compensation exceeded $100,000 for the last completed fiscal year (the "Named Executive Officers"). Only those columns which call for information applicable to us or the Named Executive Officers for the periods indicated have been included in such tables.

                           Summary Compensation Table

                                                          Annual             Long Term
                                                       Compensation         Compensation
                                                       ------------         ------------
                                                                             Securities                All Other
                                                          Salary              Underlying              Compensation
      Name and Principal Position            Year           ($)             Options/SARs (#)            ($) (1)
      ---------------------------            ----        --------           ----------------          ------------
Jack H. Kessler                              2004        $220,000
   Chief Executive Officer, Chief            2003        $225,000             300,000                   $ 693
   Scientific Officer and Secretary          2002        $225,000                                       $ 924

Paul C. Desjourdy                            2004        $220,000
   President, Chief Operating Officer,       2003        $215,000             300,000                   $ 333
   Chief Financial Officer and Treasurer     2002        $215,000                                       $ 444
--------------------------
(1)      For each year includes premiums paid on term life insurance on behalf of the Named Executive Officers in the following amounts: Dr. Kessler:
         $924 for 2002 and $693 for 2003; and Mr. Desjourdy: $444 for 2002 and
         $333 for 2003.


Option/SAR Grants in Last Fiscal Year

         There were no options granted during the last fiscal year to the Named Executive Officers of Symbollon.

Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

         The following table set forth certain information with respect to the number of unexercised stock options and SARs held by each Named Executive Officer on December 31, 2004, and the value of the unexercised in-the-money options and SARs at that date.

              Aggregated Options/SAR Exercises in Last Fiscal Year
                      and Fiscal Year-End Option/SAR Values

                                                         Number of Securities Underlying      Value of Unexercised
                       Shares Acquired       Value         Unexercised Option/SARs at       In-The-Money Option/SARs
        Name           On Exercise (#)    Realized ($)           Fiscal Year-End           at Fiscal Year-End ($) (1)
--------------------- ------------------- ------------- ---------------------------------- ---------------------------
                                                        (#)Exercisable   (#)Unexercisable  Exercisable  Unexercisable
                                                        --------------   ----------------  -----------  -------------
  Jack H. Kessler            -0-              -0-           200,000          100,000        $285,000      $142,500
 Paul C. Desjourdy           -0-              -0-           200,000          100,000        $285,000      $142,500
-----------------------------
(1)      The value of unexercised in-the-money option/SARs at December 31, 2004, was determined by multiplying the difference between the fair market value (the closing sales price) of the Common Stock at the close of business on December 31, 2004 ($1.70 per share) and the option/SAR exercise price, by the number of option/SARs outstanding at that date.


Director Compensation

         Upon Board of Directors' approval in May 1998, we no longer provides cash compensation to directors for attendance at board or committee meetings. Each non-employee director is entitled to receive on January 1st of each year an option (the "Annual Options") to purchase 2,500 shares of Common Stock at the then fair market value under our 1995 Non-Employee Directors' Stock Option Plan. The Annual Options may only be exercised with respect to vested shares. One-half of the shares subject to such options vest on the first anniversary of the date of grant and the balance vest on the second anniversary of the date of grant. All directors will be reimbursed for ordinary and necessary travel expenses incurred in attendance at each board or committee meeting.

         On May 19, 2004, the three non-employee directors were each granted an option to purchase 25,000 shares of Common Stock at the then fair market value of the Common Stock, $1.65 per share, under our 1993 Stock Option Plan. The options may only be exercised with respect to vested shares. One-half of the shares subject to such options vest on the first anniversary of the date of grant and the balance vest on the second anniversary of the date of grant.

Employment Agreements

         On December 14, 1999, we entered into new employment agreements with Dr. Jack H. Kessler, our Chairman of the Board of Directors, Chief Executive Officer and Chief Scientific Officer and with Mr. Paul C. Desjourdy, our President, Chief Operating Officer, General Counsel, Chief Financial Officer and a director. Both agreements expire in December 2005. In 2005, Dr. Kessler and Mr. Desjourdy will each receive salaries of $220,000 per annum. The employment agreements provide for inflationary salary adjustments, and such compensation may be incrementally increased and bonuses may be given upon the approval of our Board of Directors. Both Executive Officers have agreed to devote their full time and best efforts to fulfill their duties and responsibilities to Symbollon. They will be entitled to participate in employee benefit plans.

         We have the right to terminate the agreements for Cause (as defined therein) or as a result of the Executive Officers' death or Permanent Disability (as defined therein). The Executive Officers have the right to terminate their agreements on account of their Constructive Discharge (as defined therein). Except in the case of termination for Cause, upon early termination of their agreements, the Executive Officers shall be entitled to receive their salaries plus fringe benefits for a period of 18 months from the date of termination and any bonuses prorated through the date of termination.

         Both Executive Officers have agreed not to disclose to anyone our confidential information during the term of their employment or thereafter and will not compete with us utilizing our proprietary information, know-how or trade secrets during the term of their employment or thereafter. All work, research and results thereof, including, without limitation, inventions, processes or formulae made, conceived or developed by the Executive Officers during the term of employment which are related to the business, research, and development work or field of operation of Symbollon shall be our property.

         Dr. Kessler is a principal stockholder, officer and director of a company which has rights to use technology that he developed pertaining to contact lens disinfection. This technology, which is similar to our technology, is not expected to be assigned to us. As a result, use of our technology in the area of contact lens disinfection may require the prior consent of such other company or the then owner of such rights.

         For information on our executive loan program for stock option exercise, see "Certain Relationships and Related Transactions" below.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of April 15, 2005 for (i) each of the our directors, (ii) each of the Named Executive Officers (as defined in "Executive Compensation"), (iii) all our directors and executive officers as a group and (iv) each person known by us to own beneficially 5% or more of the outstanding shares of Common Stock:



                                            Shares of Common Stock    Percent of
Name and Address of Beneficial Owner (1)      Beneficially Owned       Class (2)
----------------------------------------    ----------------------    ----------
Dr. Jack H. Kessler (3)(4)                          726,514               11.5%
Paul C. Desjourdy (3)(5)                            596,814                9.4%
Richard M. Lilly (6)                                497,106                8.1%
Richard P. Morgenstern (7)                          347,992                5.7%
Dr. James C. Richards (3)(8)                        242,451                3.9%
Eugene Lieberstein (3)(9)                            98,426                1.6%
Richard F. Maradie (3)(10)                           36,250                   *

All Executive Officers
and Directors as a Group (5 persons) (11)         1,700,455               25.3%
--------------------------------------
*    Less than 1% of the Common Stock outstanding.

(1) All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.

(2) Based upon 6,114,761 shares of Common Stock but also reflecting as outstanding, with respect to the relevant beneficial owner, the shares which that beneficial owner could acquire upon exercise of options exercisable within 60 days.

(3)  The  address  of  Directors  Kessler,  Richards,   Desjourdy,  Maradie  and
     Lieberstein is c/o Symbollon Pharmaceuticals, Inc., 37 Loring Drive, Framingham, MA 01702.

(4) Includes 1,100 shares owned by his minor child and currently exercisable options and warrants to purchase 230,000 shares of Common Stock.

(5) Includes currently exercisable options and warrants to purchase 230,000 shares of Common Stock.

(6) Includes 13,000 shares owned by his minor children and 5,500 shares owned by his wife and currently exercisable warrants to purchase 31,346 shares of Common Stock, which Mr. Lilly may be considered to beneficially own, and to have shared investment and voting power with respect to. The address of Mr. Lilly is 11300 Sundance Lane, Boca Raton, FL 33428.

(7) Includes 60,000 shares owned by Pure Holdings, L.P., 10,000 shares owned by Star Investments, L.P. and 157,992 shares held by Mr. Morgenstern as custodian for his children. The address of Mr. Morgenstern is c/o Paul Goodnough, 543 Country Club Drive, Wood Ranch, CA 93065.

(8) Includes currently exercisable options and warrants to purchase 63,750 shares of Common Stock.

(9) Includes currently exercisable options and warrants to purchase 43,942 shares of Common Stock.

(10) Includes currently exercisable options to purchase 36,250 shares of Common Stock.

(11) Includes currently exercisable options and warrants to purchase 603,942 shares of Common Stock held by executive officers and directors as a group.


                      Equity Compensation Plan Information

                                                                                              Number of securities
                                  Number of securities to        Weighted average           remaining available for
                                  be issued upon exercise        exercise price of          future issuance (excluding
                                  of outstanding options,       outstanding options,        securities reflected in
                                    warrants and rights         warrants and rights               column (a))
         Plan Category                      (a)                       (b)                              (c)
         -------------            -----------------------       --------------------        ---------------------------
Equity Compensation Plans
Approved by Security Holders              747,500                      $0.56                       521,355

Equity Compensation Plans Not
Approved by Security Holders               10,000 (1)                    --                              0
                                          -------                      -----                       --------
     Total                                757,500                      $0.55                       521,355
                                          =======                      =====                       =======
-----------------------------
(1) Symbollon granted one of its consultants a three year consulting agreement that provides for 5,000 shares of our Class A Common Stock to be issued in advance for each year of service provided under the agreement. In December 2004, we issued 5,000 shares of Class A Common Stock to the consultant for the first year of service.


Item 12.  Certain Relationships and Related Transactions

         On September 1, 2004, Symbollon sold in a private placement to accredited investors 1,261,692 shares of Class A Common Stock and 630,846 redeemable warrants for $634,300 in cash and $185,800 in prepaid services for manufacturing, consulting and clinical trial expenses. Messrs. Richards, Kessler and Desjourdy each invested $40,000 and Mr. Lieberstein invested $7,000 as part of the private placement on the same terms and conditions as the third party investors.

         During 2004 and 2003, we paid an aggregate of approximately $2,000 and $99,000, respectively, for legal services to Eugene Lieberstein or Anderson Kill & Olick, P.C., of which law firm he was a partner.

         We exchange office space for services with a company owned by the spouse and in-law of one of our officers and directors, Mr. Desjourdy. Mr. Desjourdy is also a director in the other company. The estimated annual value for 2004 and 2003 of the relationship is $9,600 for each year.

         In May 2000, the Board of Directors approved an executive loan program pursuant to which our executives could borrow from us up to $500,000 each for the purpose of exercising stock options. Under the program, any borrowings would be evidenced by a promissory note bearing interest at the applicable federal rate and secured by the underlying shares purchased. In the event the executive's employment with us is terminated prior to December 31, 2005, and the market value of the pledged shares on the date of such termination is less than the principal and accrued but unpaid interest under the note at such time, then our sole recourse for payment of the note would be the pledged shares.

     In January 2001, Messrs. Kessler and Desjourdy exercised options to purchase 211,281 and 251,614 shares of Common Stock, respectively, pursuant to our executive loan program. The principal amounts of the promissory notes for Messrs. Kessler and Desjourdy were $385,645 and $448,915, respectively. For information concerning employment agreements with and options granted to or held by our officers, see "Executive Compensation".

Item 13. Exhibits and Reports on Form 8-K

         See Index to Exhibits on Page 13.

Item 14. Principal  Accountant Fees and Services

         As described below, BDO Seidman, LLP was our independent auditor for our financial statements included in our Annual Report on Form 10-KSB for review of our unaudited financial statements included in our Quarterly Reports on Form 10-QSB during 2003, but was subsequently replaced by Vitale in December 2003.

         The following is a summary of the fees billed to Symbollon by Vitale for professional services rendered for the fiscal years ended December 31, 2004 and December 31, 2003:

         Fee Category                 Fiscal 2004 Fees       Fiscal 2003 Fees
         ------------                 ----------------       ----------------
         Audit Fees                            $33,500                $20,000
         Audit-Related Fees                          -                      -
         Tax Fees                                    -                      -
         All Other Fees                              -                      -
                                      ----------------       ----------------

         Total Fees                            $33,500                $20,000
                                      ================       ================

         The following is a summary of the fees billed to Symbollon by BDO Seidman, LLP for professional services rendered for the fiscal years ended December 31, 2004 and December 31, 2003:

         Fee Category                 Fiscal 2004 Fees       Fiscal 2003 Fees
         ------------                 ----------------       ----------------
         Audit Fees                                  -                $12,250
         Audit-Related Fees                          -                 12,992
         Tax Fees                                    -                      -
         All Other Fees                              -                      -
                                      ----------------       ----------------

         Total Fees                                  -                $25,242
                                      ================       ================

    Audit Fees. Consists of fees billed for professional services rendered for the audit of Symbollon's annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

    Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Symbollon's consolidated financial statements and are not reported under "Audit Fees." These services included review of registration statements.

    Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

     All Other Fees. Consists of fees for products and services other than the services reported above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

         All services provided by our independent auditor, Vitale, are subject to pre-approval by our Audit Committee. The Audit Committee has authorized the Chair of the Committee to approve services by Vitale in the event there is a need for such approval prior to the next full Audit Committee meeting. However, a full report of any such interim approvals must be given at the next Audit Committee meeting. Before granting any approval, the Audit Committee (or the committee Chair, if applicable) must receive: (1) a detailed description of the proposed service; (2) a statement from management as to why they believe Vitale is best qualified to perform the service; and (3) an estimate of the fees to be incurred. Before granting any approval, the Audit Committee (or the committee Chair, if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on Vitale's independence.

Former Independent Auditors

         BDO Seidman, LLP was our independent certifying accountant for the fiscal years ended December 31, 2002 and December 31, 2001. On December 16, 2003 they were dismissed by us and we subsequently engaged on December 17, 2003 Vitale, Caturano & Company, Ltd., 80 City Square, Boston, MA 02129-3742, as our certifying accountant for the fiscal year ended December 31, 2003. The dismissal of BDO Seidman, LLP and appointment of Vitale, Caturano & Company, Ltd. was recommended by our Audit Committee and approved by our Board of Directors.

         The reports of BDO Seidman, LLP on our financial statements for the fiscal years ended December 31, 2003 and 2002 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

         In connection with the audits of our financial statements for each of the two years ended December 31, 2002 and 2001, and in the subsequent interim period to December 16, 2003, there were no disagreements with BDO Seidman, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of BDO Seidman, LLP would have caused BDO Seidman, LLP to make reference to the matter in their report. We requested BDO Seidman, LLP to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. BDO furnished a letter, dated January 5, 2004, stating its agreement with such statements.

         During our the fiscal years ended December 31, 2003 and 2002 and through December 16, 2003, we did not consult with Vitale, Caturano & Company, Ltd. with respect to any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

Audit Committee Report

         Symbollon's management is responsible for preparing Symbollon's financial statements, and the independent auditors, Vitale, Caturano & Company, Ltd., are responsible for performing an independent audit of Symbollon's financial statements and expressing an opinion on the conformity of the financial statements with generally accepted accounting principles. The Audit Committee oversees Symbollon's financial reporting process on behalf of the Board of Directors. In this context, the Audit Committee reports that:

         The Audit Committee has reviewed and discussed with management our audited financial statements for the fiscal year ended December 31, 2004.

         The Audit Committee has discussed with Vitale, Caturano & Company, Ltd., our independent auditors, the matters required to be discussed by Statement on Auditing Standards No. 61, as modified or supplemented.

         The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1 ("Independence Discussions with Audit Committees"), as modified or supplemented, and has discussed with Vitale, Caturano & Company, Ltd. that firm's independence.

         Based upon the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that our audited financial statements be included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 for filing with the Securities and Exchange Commission.

         This report is submitted by the members of the Audit Committee.

                                    James C. Richards (Chairman)
                                    Richard F. Maradie
                                    Eugene Lieberstein

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         SYMBOLLON PHARMACEUTICALS, INC.

                         By:   /s/ Paul C. Desjourdy
                             -------------------------
                             Paul C. Desjourdy
                             President

Date: May 2, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                      Title                                Date

   /s/ Jack H. Kessler           Chief Executive Officer,            May 2, 2005
--------------------------       Chief Scientific Officer,
   Jack H. Kessler               Secretary and Chairman
                                 of the Board of Directors
                                 (Principal Executive Officer)


  /s/ Paul C. Desjourdy          President, Chief Operating Officer, May 2, 2005
--------------------------       Treasurer, General Counsel, Chief
    Paul C. Desjourdy            Financial Officer, and Director (Principal
                                 Financial and Accounting Officer)


  /s/ James C. Richards          Director                            May 2, 2005
--------------------------
   James C. Richards

  /s/ Richard F. Maradie         Director                            May 2, 2005
--------------------------
   Richard F. Maradie

 /s/ Eugene Lieberstein          Director                            May 2, 2005
--------------------------
  Eugene Lieberstein

                         Symbollon Pharmaceuticals, Inc.
                                Index to Exhibits

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