Form 10QSB
period 2005-03-31
SYMBOLLON CORP
filed 2005-05-16
CIK 912086

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

As of May 12, 2005, 6,669,313 shares of Class A Common Stock of the issuer were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___   No X

                         SYMBOLLON PHARMACEUTICALS, INC.



                                      INDEX

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheets - March 31, 2005
                           (unaudited) and December 31, 2004                   3

                  Unaudited Condensed Statements of Operations
                            - For the three months ended
                              March 31, 2005 and 2004                          5

                  Unaudited Condensed Statements of Cash Flows
                           - For the three months ended
                             March 31, 2005 and 2004                           6

                  Notes to the Unaudited Condensed Financial Statements        7

         Item 2.  Management's Discussion and Analysis
                           or Plan of Operation                               15

         Item 3.  Controls and Procedures                                     18

PART II.  OTHER INFORMATION

         Item 5.  Other Information                                           19

         Item 6.  Exhibits and Reports on Form 8-K                            19

SIGNATURE                                                                     19

EXHIBIT INDEX                                                                 20


                                          Symbollon Pharmaceuticals, Inc.

                                             Condensed Balance Sheets


                                                         5


                                                                                        March 31,
                                                                                          2005            December 31,
                                                                                      (unaudited)             2004
----------------------------------------------------------------------------------------------------------------------

Assets

Current assets:
   Cash and cash equivalents                                                         $    153,833          $   427,124
   Accounts receivable                                                                     11,513                    -
   Inventory                                                                               97,295               72,783
   Prepaid expenses                                                                       102,294              188,469
----------------------------------------------------------------------------------------------------------------------

       Total current assets                                                               364,935              688,376

Equipment and leasehold improvements, net of
  accumulated depreciation and amortization                                                33,868               38,352

Other assets:
   Patent and trademark costs, net of accumulated
     amortization                                                                         381,217              385,726
   Deposit                                                                                  2,364                2,364
----------------------------------------------------------------------------------------------------------------------

                                                                                     $    782,384          $ 1,114,818
----------------------------------------------------------------------------------------------------------------------




                                          Symbollon Pharmaceuticals, Inc.

                                             Condensed Balance Sheets
                                                    (Continued)




                                                                                        March 31,
                                                                                           2005           December 31,
                                                                                       (unaudited)            2004
----------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                                 $      31,527         $     21,326
   Accrued clinical development expenses                                                   88,842              125,327
   Other current liabilities                                                               24,769               19,823
----------------------------------------------------------------------------------------------------------------------

       Total current liabilities                                                          145,138              166,476
----------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
   Common stock, Class A, par value $.001 per share, 18,750,000 shares
     authorized, 6,114,761 shares issued and outstanding                                    6,115                6,115
   Convertible common stock, Class B, par value $.001
     per share, 1,250,000 shares authorized and unissued                                        -                    -
   Preferred stock, par value $.001 per share, 5,000,000 shares
     authorized and unissued                                                                    -                    -
   Additional paid-in capital                                                          13,815,016           13,942,565
   Accumulated deficit                                                                (12,349,325)         (12,165,778)
-----------------------------------------------------------------------------------------------------------------------

                                                                                        1,471,806            1,782,902
   Common stock subscriptions receivable                                                 (834,560)            (834,560)
-----------------------------------------------------------------------------------------------------------------------

       Total stockholders' equity                                                         637,246              948,342
----------------------------------------------------------------------------------------------------------------------

                                                                                    $     782,384         $  1,114,818
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



                                          Symbollon Pharmaceuticals, Inc.

                                        Condensed Statements of Operations
                                                    (unaudited)




                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                   -----------------------------------
                                                                                        2005                    2004
----------------------------------------------------------------------------------------------------------------------

Revenue:
   Net product sales                                                               $   11,513             $     60,080

Operating expenses:
   Cost of goods sold                                                                   9,551                   51,371
   Research and development costs                                                     122,657                   97,359
   General and administrative expenses                                                179,267                  143,344
   Stock-based compensation from repriced options (1)                                (115,415)                 393,334
----------------------------------------------------------------------------------------------------------------------

     Total operating expenses                                                         196,060                  685,408
----------------------------------------------------------------------------------------------------------------------

Loss from operations                                                                 (184,547)                (625,328)

Interest income                                                                         1,000                    1,284
----------------------------------------------------------------------------------------------------------------------

Net loss                                                                       $     (183,547)          $     (624,044)
----------------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per share of
  common stock                                                                     $    (.03)            $        (.15)
-----------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares
  outstanding - basic and diluted                                                    6,114,761               4,196,204
----------------------------------------------------------------------------------------------------------------------

(1)  The following summarizes the allocation of stock-based compensation from repriced options:
       Cost of goods sold                                                             (45,653)                 196,667
       Research and development costs                                                 (42,820)                  65,556
       General and administrative expenses                                            (26,942)                 131,111
----------------------------------------------------------------------------------------------------------------------

     Total                                                                           (115,415)                 393,334
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


                                          Symbollon Pharmaceuticals, Inc.

                                        Condensed Statements of Cash Flows
                                                    (unaudited)


                                                        20


                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                     ----------------------------------
                                                                                           2005                  2004
-----------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:

   Net loss                                                                          $  (183,547)          $  (624,044)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Stock-based compensation                                                           (115,415)              393,334
     Issuance of common stock and options for services rendered                          (12,134)               21,875
     Depreciation and amortization                                                        13,341                13,231
     Changes in operating assets and liabilities:
       Accounts receivable                                                               (11,513)               40,109
       Inventory                                                                         (24,512)              (54,130)
       Prepaid expenses                                                                   86,175                 7,435
       Accounts payable and other current liabilities                                    (21,338)               26,524
----------------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                                          (268,943)             (175,666)
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

   Purchase of equipment and leasehold improvements                                            -                  (533)
   Patent and trademark cost additions                                                    (4,348)               (9,995)
-----------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                            (4,348)              (10,528)
-----------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                               (273,291)             (186,194)

Cash and cash equivalents, beginning of period                                           427,124               617,897
----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                             $   153,833           $   431,703
----------------------------------------------------------------------------------------------------------------------

Supplemental information:
   There were no payments made for interest or income taxes during 2005 or 2004.


                                                          See accompanying notes to condensed financial statements.

                         Symbollon Pharmaceuticals, Inc.

                     Notes to Condensed Financial Statements
                                   (unaudited)




1. Description of   Symbollon Pharmaceuticals,  Inc. (formerly
   Business  and    Symbollon  Corporation)  was formed to  develop
   Basis of         and  commercialize  proprietary  iodine-based  products  for
   Presentation     infection  control and  treatment in biomedical  and
                    bioagricultural industries. The success of future operations is subject to a number of risks similar to those of other companies in the same stage of development.
                    Principal among these risks are our cumulative operating losses, no assurance of profitable future operations, early state of market development, competition from substitute products or larger companies, dependence on key personnel and the uncertainty of additional future financing as needed.

                    Our consolidated financial statements for the year ended December 31, 2004 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern. We had net losses of $2,647,108 and negative cash flows from operations of $805,108 for the year ended December 31, 2004. At March 31, 2005, we have an accumulated deficit of $12,349,325 and working capital of $219,797. These factors raise substantial doubt as to our ability to continue as a going concern.

                    The application of the going concern concept is dependent upon our ability to receive continued financial support from our creditors, stockholders and external investors and securing a partner to help complete the development and commercialization of IoGen(TM). These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities in other than the normal course of operations. Management plans to obtain equity and debt financing from external investors and to actively pursue a partner to help complete the development and commercialization of IoGen.

                    Management believes the plan described above, if executed, will be sufficient to meet our liabilities and commitments as they become payable over the remainder of 2005. While there can be no assurance that management's plan will be successful, we were able to secure a corporate partner to help complete the development and commercialization of IoGen in April 2005 (see Note 6). Failure to obtain the support of additional external investors to finance our operations will cause us to curtail operations and impair our ability to continue as a going concern.

2. Summary  of      The   accompanying   unaudited   financial
   Significant      statements do not contain all of the disclosures
   Accounting       required by generally  accepted  accounting  principles  and
   Policies         should be read in   conjunction with the
                    financial  statements and related notes included in our Form
                    10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

                    In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present our financial position, results of operations and cash flows. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

   Concentration    The  Company  has  one   customer.   The
   of Credit        Customer's  financial  condition  is  reviewed  on an
   Risks            ongoing  basis,  and  collateral is not required.  The
                    Company believes a reserve for potential credit losses is not necessary as of March 31, 2005 and December 31, 2004.

   Account          Accounts   receivable   are  customer
   Receivable       obligations due under normal trade terms.  The
   and Allowance    Company performs  continuing  credit  evaluations of its
   for Doubtful     customer's   financial   condition     and
   Accounts         generally  does not require  collateral.  Senior  management reviews accounts receivable on a periodic basis to determine if any receivables  will potentially be  uncollectible.  The
                    Company includes any accounts  receivable  balances that are determined  to be  uncollectible,  if  any,  in its  overall allowance  for  doubtful  accounts.  After all  attempts  to collect a receivable have failed,  the receivable is written
                    off  against  the  allowance.   Based  on  the   information
                    available to the Company, it believes an allowance for doubtful accounts is not necessary as of March 31 2005 and December 31, 2004. However, actual write-offs might exceed the Company's estimates.

   Inventory        Inventory   is  stated  at  the  lower  of  cost
                    (determined on a first-in, first-out basis) or market.

2. Summary of
   Significant
   Accounting Policies
   (Continued)

   Long-Lived       Long-lived  assets,  such as  intangible
   Assets           assets  and  property  and   equipment   are  evaluated  for
                    impairment when events or changes in circumstances  indicate
                    that  the   carrying   amount  of  the  assets  may  not  be
                    recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value.
                    The Company does not believe that any of its long-lived assets are impaired at March 31, 2005 or December 31, 2004.

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

   Intangible       Intangible assets subject to amortization
   Assets           consist of patents and trademarks that have estimated useful lives ranging from 13-17 years and a remaining weighted average useful life of 11.3 years. Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is rejected or there are other circumstances that indicate that the asset is impaired (as described above).

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

   Fair value of    The  carrying  amounts  of  cash  and  cash
   Financial        equivalents,  accounts  receivable,  other  current
   Instruments      assets and accounts payable  approximate fair value based on their short-term  maturities.

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

2. Summary of
   Significant
   Accounting Policies
   (Continued)

   Stock-Based      The  Company   accounts  for  its  stock-based
   Compensation     compensation  plans using the intrinsic    value
                    method.  The  Company  provides  pro forma  disclosures  for compensation expense under the fair value method of SFAS No.
                    123, "Accounting for Stock-Based Compensation," and SFAS No.
                    148, "Accounting for Stock-Based Compensation-Transition and
                    Disclosure."   If  the  Company  had  elected  to  recognize
                    compensation  cost for the plans  based on the fair value at
                    the  grant  date  for  awards   granted   under  the  plans,
                    consistent with the method prescribed by SFAS No. 123, the effect on net loss and earnings per share would have been as follows:


                                      For the Three Months Ended March 31,                        2005                2004
                                      --------------------------------------------------------------------------------------

                                      Net loss                                              $   (183,547)    $    (624,044)

                                      Add: Stock-based employee compensation
                                        expense included in reported net income,
                                        net of related tax effects                              (115,415)          393,334

                                      Deduct: Total stock-based employee
                                        compensation determined under fair
                                        value method of all awards, net of
                                        related tax effects                                      (44,374)          (12,111)
                                      --------------------------------------------------------------------------------------

                                      Basic and diluted loss per share                      $   (343,336)    $    (242,821)
                                      --------------------------------------------------------------------------------------

                                      Basic and diluted loss per share:
                                         As reported                                        $     (.03)      $        (.15)
                                         Pro forma                                          $     (.06)      $        (.06)

                    The  fair  value  of the  Company's  stock  options  used to compute the pro forma net loss and net loss per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2005 and 2004, respectively: dividend yield of 0% for both years; expected volatility of 236% and between 260% and 270%, respectively; a risk-free interest rate of between 3.93 and 4.18 and 4.00%, respectively, and an expected holding period of 8 to 9 years for both years.

2. Summary of
   Significant
   Accounting Policies
   (Continued)

   Stock-Based      In  December  2004,  the FASB  issued  SFAS NO.
   Compensation     123(R),  "Share Based Payment." This   statement
   (Continued)      is a revision of SFAS No. 123,  "Accounting  for Stock-Based
                    Compensation"  and supercedes APB Opinion No. 25,
                    "Accounting  for Stock  Issued  to  Employees"  and  related interpretations.  This statement  establishes  standards for the accounting for transactions in which an entity exchanges its equity  instruments  for goods and  services or incurs a liability in exchange for goods and services  that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity  instruments.
                    It  requires  an entity  to  measure  the costs of  employee services  received  in  exchange  for  an  award  of  equity instruments  based on the grant-date fair value of the award and  recognize  that  cost  over the  service  period.  This statement is  effective  for small  business  issuers in the first interim or annual period  beginning after December 15,
                    2005.  Accordingly,  the Company  will adopt its  provisions
                    effective   January  1,  2006.   The  Company  has  not  yet
                    determined the impact that adoption of this statement will have on its consolidated financial position or results of operations.

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

3. Stockholders'
   Equity

   Capital Stock    The Company has authorized  18,750,000  shares
                    of Class A common stock,  1,250,000 shares of Class B common stock and 5,000,000  shares of preferred  stock. The Class A and Class B common stock are substantially  identical except that  holders of Class A common stock have the right to cast one vote for each  share  held and the Class B  shareholders have the right to cast five votes for each share held. As of
                    March 31, 2005 and December  31, 2004,  there were no shares
                    of  Class  B  common  stock  issued  and  outstanding.   The
                    preferred stock may be issued in series, and shares of each series will have such rights and preferences as are fixed by the Company's Board of Directors. As of March 31, 2005 and
                    December 31, 2004, there were no shares of preferred stock issued and outstanding.

3. Stockholders'
   Equity
   (Continued)

   Issuance of      On September 1, 2004, the Company sold in
   Common Stock     a private placement to accredited investors
   and Common       1,261,692  shares  of  Class  A  common  stock  and  630,846
   Stock Purchase   redeemable  warrants for $634,300  in cash and
   Warrants         $185,800 in prepaid services for  manufacturing,  consulting and clinical trial expenses. Officers and directors of the Company invested $127,000 of the cash raised as part of the private placement on the same terms and conditions as the third party investors.

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

                    The Company accounts for certain of the shares and warrants issued for prepaid services under Emerging Task Force Issue 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" (EITF 96-18). Accordingly, the Company has recognized approximately $28,000 of expense related to these shares and warrants for the three months ended March 31, 2005 included in general and administrative expenses in the accompanying statement of operations.

                    On December 16, 2004, we entered into a services agreement with CEOcast, Inc. In accordance with the service agreement, and as partial consideration for the services provided by CEOcast, Inc., we agreed to issue 45,000 shares of Class A common stock upon execution of the agreement. The Company accounts for these shares under EITF 96-18. Accordingly, the Company has recognized approximately $31,500 of expense related to these shares for the three months ended March 31, 2005, included in general and administrative expenses in the accompanying statement of operations.

3. Stockholders'
   Equity
   (Continued)

   Common Stock     In  January  2001,  certain  officers  of the
   Subscriptions    Company  entered  into  Promissory  Notes and
   Receivable       Pledge  Agreements  (the "Notes") with the Company  totaling
                    $834,560  relating to   462,895  shares of Class A
                    common stock  acquired  through the exercise of vested stock options.  The Notes bear  interest  at a fixed rate of 5.61%
                    and are due in full on  December  31,  2005.  The  Notes are collateralized by the 462,895 shares of Class A common stock and the Company has full  recourse to pursue  collection  in the event of default.  The Company's recourse may be limited to the  pledged  stock in the event  that the  officer is no longer  employed  with the  Company  and if the then  market value  of the  pledged  stock is less  than the  outstanding principal  and accrued but unpaid  interest on the officer's
                    Note.  The  Company  accounts  for the  Notes  under  FIN 44
                    "Accounting   for  Certain   Transactions   Involving  Stock
                    Compensation (an interpretation of APB Opinion No. 25)" (FIN
                    44) and Emerging  Issues Task Force Issue No. 00-23  "Issues
                    Related to the  Accounting of Stock  Compensation  Under APB
                    Opinion  No.  25 and  FASB  Interpretation  44" as  variable
                    arrangements.   Pursuant   to   these   pronouncements,   no
                    compensation  cost was  recognized in the three months ended
                    March 31, 2005 or 2004.



4. Stock Plans      The Company has adopted three stock plans:  a
                    stock option plan, an employee stock purchase plan and a nonemployee directors' stock option plan.

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

                    Under the above plans 513,855 shares are available for future grant or purchase.

4. Stock Plans      In November  2003,  the  Company's  Board of
   (Continued)      Directors  authorized the repricing of   employee
                    options, canceling 690,000 options with exercise prices ranging from $1.94 to $9.06 and issuing options to purchase
                    600,000 shares of common stock at $0.28 per share, which was above the market value on the date of the repricing. These options are subject to variable plan accounting, as defined by FIN 44. As prescribed by the provisions of FIN 44 the Company will remeasure the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date. During the three months ended March 31, 2005 the Company reversed
                    $115,000 of previously recognized compensation expense to reflect the decrease in the intrinsic value of the options.
                    As of March 31, 2005, the Company has recognized aggregate compensation expense of $478,334 related to the repriced options.

5. Loss Per Share   The  Company's  basic and diluted net loss
                    per share of common  stock for the three  months ended March
                    31, 2005 and 2004 is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

                    The following table summarizes securities that were outstanding as of March 31, 2005 and 2004 but not included in the calculation of diluted net loss per share because such shares are antidilutive:

                    March 31,                           2005                2004
                    ------------------------------------------------------------

                    Stock options                    755,000             722,500
                    Stock warrants                   630,846                   -

6. Subsequent Events

   Licensing        On April  12,  2005,  Symbollon  entered  into an
   Agreement        exclusive  worldwide  licensing and    co-marketing
                    agreement  covering  the use of IoGen for the  treatment  of cyclic  pain and  tenderness  in humans  with  Bioaccelerate
                    Holdings   Inc.   Under   the   terms   of  the   agreement,
                    Bioaccelerate  will fund ongoing  Phase III  development  of
                    IoGen   through   its  wholly   owned   subsidiary,   Amilar
                    Pharmaceuticals.     Bioaccelerate     has    the    primary
                    responsibility  for  the   commerciatizaton  of  IoGen,  and
                    Symbollon  will  oversee  the  future  clinical  development efforts necessary to seek marketing  approval for IoGen. The
                    parties    will    share   in   any   net    profits    upon
                    commercialization.

   Issuance of      During May 2005,  Symbollon  sold 554,552 shares
   Common Stock     of Class A Common Stock for gross    proceeds of
                    $278,529 (aggregate net proceeds were $261,130) in an ongoing offering exclusively to foreign investors pursuant to Regulation S. The securities offered have not been and will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S.
                    persons absent registration or an applicable exemption from registration requirements.

Item 2.  Management's Discussion and Analysis or Plan of Operation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

         The following discussion contains forward-looking statements which involve risks and uncertainties. See "Forward Looking Statements" below and "Risk Factors" in the Annual Report on Form 10-KSB for the year ended December 31, 2004.

Overview

         We are a specialty pharmaceutical company. We have a formulation iodine-based proprietary technology that has potential product applications in the areas of infection control and women's healthcare. In 1995, we launched our first commercial product, IodoZyme. Through March 31, 2005, it has generated approximately $2.8 million in sales. IodoZyme is being discontinued by our marketing partner.

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

Going Concern

         Our consolidated financial statements for the year ended December 31, 2004 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern. We had net losses of $2,647,108 and negative cash flows from operations of $805,108 for the year ended December 31, 2004. At March 31, 2005, we had an accumulated deficit of $12,349,329 and working capital of $219,797. These factors raise substantial doubt as to our ability to continue as a going concern.

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

         Management believes the plan described above, if executed, will be sufficient to meet our liabilities and commitments as they become payable over the remainder of 2005. While there can be no assurance that management's plan will be successful, we were able to secure a corporate partner to help complete the development and commercialization of IoGen in April 2005. Failure to obtain the support of additional external investors to finance our operations will cause us to curtail operations and impair our ability to continue as a going concern.

Forward-Looking Statements

         In addition to the historical information contained herein, this Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements concerning plans, objectives, goals, strategies, prospects, revenues, liquidity and capital resources, financial needs and future performance, costs and expenditures. Such statements may be identified or qualified, without limitation, by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance, achievements and results may differ materially from those expressed, projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, uncertainty about our ability to continue as a going concern, dependence on collaborative partners, early stage of drug development, additional financing requirements and availability, history (and expectation) of losses, uncertainty associated with preclinical and clinical testing, market acceptance, intense competition, lack of marketing experience, materials incompatibility, hazardous materials, and the other risks and uncertainties described or discussed in the section "Risk Factors" in the Annual Report on Form 10-KSB for the year ended December 31, 2004. The forward-looking statements contained herein represent our judgment as of the date of this Quarterly Report on Form 10-QSB, and we caution readers not to place undue reliance on such statements.

Results of Operations

         Symbollon's net loss for the three-month period ended March 31, 2005 was $183,547, reflecting an decrease of $440,497 from a net loss of $624,044 in the comparable 2004 period. The decreased loss for the three-month period resulted primarily from decreased stock-based compensation resulting from variable accounting for certain stock options and decreased consulting and professional fees, partially offset by increased employee salaries and benefits, clinical development expenses related to IoGen and increased investor relations expenses related to our effort to raise public awareness of Symbollon. We expect to continue to incur operating losses for the foreseeable future.

         Product revenues from sales of IodoZyme(R) (our bovine teat sanitizer product) for the three-month period ended March 31, 2005 were $11,513, reflecting an decrease of $48,567 from the product sales in the comparable 2004 period. The decreased revenues resulted primarily from significantly decreased demand for IodoZyme. In March 2005, West Agro informed Symbollon that it intends to place orders for approximately $90,000 of IodoZyme during 2005 and 2006 and that it plans to discontinue selling the product after the disposition of such finished goods inventory has been sold.

         The gross profit margin on product sales for the three-month period ended March 31, 2005 was 17.0%, compared to 14.5% in the comparable 2004 period.

         Research and development expenses for the three-month period ended March 31, 2005 were $122,657, reflecting an increase of $25,298 from the research and development expenses in the comparable 2004 period. The increase resulted primarily from increased employee salaries and benefits due to lower cost allocation to manufacturing, and clinical development expenses related to IoGen. We anticipate that research and development expenses will decrease during the remainder of 2005 as future development and commercialization expenses related to IoGen will be the responsibility of our corporate partner (see "Financial Condition, Liquidity and Capital Resources"), as compared to the levels in 2004. We intend to secure additional resources to allow us to begin development of other applications based on our technology.

         General and administrative expenses for the three-month period ended March 31, 2005 were $179,267, reflecting an increase of $35,923 from the general and administrative expenses in the comparable 2004 period. The increase in the general and administrative expenses for the three-month period ended March 31, 2005 was primarily due to increased employee salaries and benefits due to lower cost allocation to manufacturing and increased investor relations expenses related to our effort to increase public awareness of Symbollon, including in part stock-based compensation for such services, partially offset by decreased consulting and professional fees. We anticipate that general and administrative expenses will continue to increase during the remainder of 2005 as we continue our expanded investor relations compaign, as compared to prior year periods.

         As a result of our repricing of stock options in November 2003, some of our outstanding stock options are subject to variable plan accounting which requires us to measure the intrinsic value of the repriced options through the earlier of the date of exercise, cancellation or expiration at each reporting date. Operating results for the three-month period ended March 31, 2005 include a credit of $115,415 as a result of a decrease in the intrinsic value of these options, compared to an expense of $393,334 in the comparable 2004 period. We expect that compensation charges and credits may occur in the future based upon changes in the intrinsic value of our repriced stock options.

         Our interest income for the three-month period ended March 31, 2005 was $1,000, reflecting a decrease of $284 from the interest income in the comparable 2004 period. The decrease resulted from a decrease in available funds for investment.

Financial Condition, Liquidity and Capital Resources

         We have funded our activities primarily through proceeds from private and public placements of equity securities. During 1999, we sold 836,685 shares of common stock, together with warrants for a like number of shares, in a private placement, realizing net proceeds of approximately $1,356,000. During 2000, we received net proceeds of approximately $1,761,000 from the exercise of 586,910 warrants issued as part of the 1999 private placement. During 2004, we sold 1,261,692 shares of common stock, together with 630,846 warrants, in a private placement, for net proceeds of approximately $634,000 in cash and approximately $186,000 in prepaid services for manufacturing, consulting and clinical trial expenses. During May 2005, Symbollon sold 554,552 shares of Class A Common Stock for gross proceeds of $278,529 (aggregate net proceeds were $261,130) in an ongoing offering exclusively to foreign investors pursuant to Regulation S.

         During 2005, we continued to incur operating losses and have incurred a cumulative loss through March 31, 2005 of $12,349,325. As of March 31, 2005, we had working capital of $219,797. We believe that we have the necessary liquidity and capital resources to sustain planned operations through the second quarter of 2005. On April 12, 2005, Symbollon entered into an exclusive worldwide licensing and co-marketing agreement covering the use of IoGen for the treatment of cyclic pain and tenderness in humans with Bioaccelerate Holdings Inc. Under the terms of the agreement, Bioaccelerate will fund ongoing Phase III development of IoGen through its wholly owned subsidiary, Amilar Pharmaceuticals. With the execution of the licensing agreement, our planned operations for 2005 will include overseeing the Phase III clinical trial for IoGen and securing additional resources to sustain our operations and to pursue the clinical development of other applications based on our technology. Until we secure additional financial resources, we will not be able to puruse significant clinical development of other product applications based on our technology. If we cannot secure additional resources before existing resources are exhausted, which is estimated to occur before the end of the second quarter of 2005, we will have to curtail, or perhaps cease, operations.

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

During 2005, we are committed to pay approximately $330,000 as compensation to our current executive officers and approximately $29,000 for lease payments on our facilities. We have no other material capital expenditures planned during fiscal 2005. At December 31, 2004, we had a net operating loss carryforward for federal income tax purposes of approximately $11,946,000 expiring at various dates through 2024 (from which, however, we may never receive a benefit).

Item 3.  Controls and Procedures

         Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 5.    Other Information

         Unregistered Sales of Equity Securities

         During May 2005, Symbollon sold 554,552 shares of Class A Common Stock for gross proceeds of $278,529 (aggregate net proceeds were $261,130) in an ongoing offering exclusively to foreign investors pursuant to Regulation S. The securities offered have not been and will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons absent registration or an applicable exemption from registration requirements.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  See Index to Exhibits on page E-1.

         (b)      Reports on Form 8-K

                  None.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                  SYMBOLLON PHARMACEUTICALS, INC.

Date:  May 16, 2005               By: /s/ Paul C. Desjourdy
                                      ---------------------
                                      Paul C. Desjourdy, President/COO/CFO
                                      and authorized signatory

                                  EXHIBIT INDEX


Exhibit Number                         Exhibit Description
--------------                         -------------------
     10.1 Licensing and Co-Marketing Agreement, effective on April 12, 2005, by and between the Company and Bioaccelerate Holderings Inc. *

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

--------------------------------------------------------------------------------
* Indicates that material has been omitted and confidential treatment has been granted or requested therefor. All such omitted material has been filed separately with the Commission pursuant to Rule 24b-2.