Form 10QSB
period 2005-06-30
SYMBOLLON CORP
filed 2005-08-15
CIK 912086

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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
(Issuer’s telephone number)

…………………………………………..……………………………………..….

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of August 10, 2005, 7,735,043 shares of Class A Common Stock of the issuer were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

SYMBOLLON PHARMACEUTICALS, INC.

INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets - June 30, 2005
(unaudited) and December 31, 2004	3

Unaudited Condensed Statements of Operations
- For the three and six months ended
June 30, 2005 and 2004	5

Unaudited Condensed Statements of Cash Flows
- For the six months ended June 30, 2005 and 2004	6

Notes to the Unaudited Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis
or Plan of Operation	16

Item 3. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	22

Item 6. Exhibits	22

SIGNATURE	22

EXHIBIT INDEX	E-1

Symbollon Pharmaceuticals, Inc.

Condensed Balance Sheets

	June 30, 2005 (unaudited)	December 31, 2004

Assets

Current assets:
Cash and cash equivalents	$576,502	$427,124
Accounts receivable	248,037	-
Inventory	94,072	72,783
Prepaid expenses	59,769	188,469

Total current assets	978,380	688,376

Equipment and leasehold improvements, net of accumulated depreciation and amortization	31,287	38,352

Other assets:
Patent and trademark costs, net of accumulated amortization	378,393	385,726
Deposit	2,364	2,364

	$1,390,424	$1,114,818

Symbollon Pharmaceuticals, Inc.

Condensed Balance Sheets (Continued)

	June 30, 2005 (unaudited)	December 31, 2004

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,049	$21,326
Accrued clinical development expenses	79,107	125,327
Other current liabilities	31,115	19,823

Total current liabilities	114,271	166,476

Stockholders’ equity:
Common stock, Class A, par value $.001 per share, 93,750,000 shares authorized, 7,639,229 and 6,114,761 shares issued and outstanding, respectively	7,639	6,115
Convertible common stock, Class B, par value $.001 per share, 1,250,000 shares authorized and unissued	-	-
Preferred stock, par value $.001 per share, 5,000,000 shares authorized and unissued	-	-
Additional paid-in capital	14,636,554	13,942,565
Accumulated deficit	(12,533,480)	(12,165,778)

	2,110,713	1,782,902

Common stock subscriptions receivable	(834,560)	(834,560)

Total stockholders’ equity	1,276,153	948,342

	$1,390,424	$1,114,818
See accompanying notes to condensed financial statements.

Symbollon Pharmaceuticals, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue:
Net product sales	$3,223	$59,930	$14,736	$120,010
Research and development collaboration revenue	244,814	-	244,814	-

Total revenues	248,037	59,930	259,550	120,010

Operating expenses:
Cost of goods sold	4,370	50,150	13,921	101,521
Research and development	143,860	1,057,122	266,517	1,154,481
General and administrative	207,813	141,925	387,080	285,269
Stock-based compensation from repriced options (1)	77,083	(21,250)	(38,332)	372,084

Total operating expenses	433,126	1,227,947	629,186	1,913,355

Loss from operations	(185,089)	(1,168,017)	(369,636)	(1,793,345)

Interest income	934	714	1,934	1,998

Net loss	$(184,155)	$(1,167,303)	$(367,702)	$(1,791,347)

Basic and diluted net loss per share of common stock	$(.03)	$(.27)	$(.06)	$(.42)

Weighted average number of common shares outstanding - basic and diluted	6,690,563	4,396,560	6,404,253	4,296,935

(1) The following summarizes the allocation of stock-based compensation from repriced options:
Cost of goods sold	$-	$(10,625)	$(42,820)	$186,042
Research and development costs	38,541	(3,542)	11,599	62,014
General and administrative expenses	38,542	(7,083)	(7,111)	124,028

Total	$77,083	$(21,250)	$(38,332)	$372,084
See accompanying notes to condensed financial statements.

Symbollon Pharmaceuticals, Inc.

Condensed Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:

Net loss	$(367,702)	$(1,791,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	(38,332)	372,084
Issuance of common stock and options for services rendered	(10,617)	36,250
Issuance of common stock for acquired research and development	-	935,000
Depreciation and amortization	26,909	26,463
Changes in operating assets and liabilities:
Accounts receivable	(248,037)	40,259
Inventory	(21,289)	(51,088)
Prepaid expenses	128,700	14,994
Accounts payable and other current liabilities	(52,205)	(19,233)

Net cash used in operating activities	(582,573)	(436,618)

Cash flows from investing activities:

Purchase of equipment and leasehold improvements	(2,003)	(533)
Patent and trademark cost additions	(10,508)	(9,995)

Net cash used in investing activities	(12,511)	(10,528)

Cash flows from financing activities:

Issuance of common stock	744,462	9,925

Net cash provided by financing activities	744,462	9,925

Net increase (decrease) in cash and cash equivalents	149,378	(437,221)

Cash and cash equivalents, beginning of period	427,124	617,897

Cash and cash equivalents, end of period	$576,502	$180,676

Supplemental information: There were no payments made for interest or income taxes during 2005 or 2004.
See accompanying notes to condensed financial statements.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

1. Description of Business and Basis of Presentation
Symbollon Pharmaceuticals, Inc. (formerly Symbollon Corporation) was formed to develop and commercialize proprietary iodine-based products for infection control and treatment in biomedical and bioagricultural industries.

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

Our consolidated financial statements for the year ended December 31, 2004 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern. We had a net loss of $2,647,108 and negative cash flows from operations of $805,108 for the year ended December 31, 2004. At December 31, 2004, we also had an accumulated deficit of $12,165,778 and working capital of $521,900. These factors raised substantial doubt as to our ability to continue as a going concern.

The application of the going concern concept was dependent upon our ability to receive continued financial support from our creditors, stockholders and external investors and securing a partner to help complete the development and commercialization of IoGen™. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities in other than the normal course of operations. During 2005, Management was able to secure a corporate partner to help complete the development and commercialization of IoGen in April 2005 (see Note 6) and has raised approximately $744,000 in an equity financing (see Note 3).

Management believes that the actions taken to date described above are sufficient to allow us to meet our liabilities and commitments as they become payable over the next twelve months following June 30, 2005. Failure to obtain the support of additional external investors to finance our future operations will cause us to curtail operations and impair our ability to continue as a going concern.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies
The accompanying unaudited financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in our Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present our financial position, results of operations and cash flows. The results of operations for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Cash and Cash Equivalents	Cash and cash equivalents include short-term, highly liquid investments with maturities of less than three months when acquired.
Concentration of Credit Risks
The Company has one customer for its IodoZyme® product and one corporate partner for IoGen. The Customers’ financial condition is reviewed on an ongoing basis, and collateral is not required. The Company believes a reserve for potential credit losses is not necessary as of June 30, 2005 and December 31, 2004.

Account Receivable and Allowance for Doubtful Accounts
Accounts receivable are customer or partner obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition and generally does not require collateral. Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, if any, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, it believes an allowance for doubtful accounts is not necessary as of June 30 2005 and December 31, 2004. However, actual write-offs might exceed the Company’s estimates.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)
Inventory	Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.
Long-Lived Assets
Long-lived assets, such as intangible assets and property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. The Company does not believe that any of its long-lived assets are impaired at June 30, 2005 or December 31, 2004.

Depreciation and Amortization
Equipment is stated at cost and is depreciated over its estimated useful life (ranging from 5-7 years) using the straight-line method. Leasehold improvements are stated at cost and are being amortized by the straight-line method over the 10 year term of the lease which is less than their estimated useful lives.

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

Income Taxes
The Company follows the liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting For Income Taxes.” Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities. The Company records a valuation allowance against deferred tax assets unless it is more likely than not that such asset will be realized in future periods.

Fair value of Financial Instruments	The carrying amounts of cash and cash equivalents, accounts receivable, other current assets and accounts payable approximate fair value based on their short-term maturities.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)
Revenue Recognition
The Company recognizes revenue from its product sales in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. The Company recognizes revenue from its research and development collaborations when research expenses are incurred.

Research and Development	Research and development costs are expensed as incurred.
Stock-Based Compensation
The Company accounts for its stock-based compensation plans using the intrinsic value method. The Company provides pro forma disclosures for compensation expense under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” If the Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards granted under the plans, consistent with the method prescribed by SFAS No. 123, the effect on net loss and earnings per share would have been as follows:

	For the Three Months Ended June 30,	2005	2004

	Net loss	$ (184,155)	$(1,167,303)

	Adjustments:
	Stock-based employee compensation
	expense included in reported net income,
	net of related tax effects	77,083	(21,250)

	Total stock-based employee
	compensation determined under fair
	value method of all awards, net of
	related tax effects	(13,000)	(40,672)

	Basic and diluted loss per share	$ (120,072)	$(1,229,225)

	Basic and diluted loss per share:
	As reported	$ (.03)	$ (.27)
	Pro forma	$ (.02)	$ (.28)

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)
Stock-Based Compensation (Continued)	For the Six Months Ended June 30,	2005	2004

	Net loss	$ (367,702)	$(1,791,347)

	Adjustments:
	Stock-based employee compensation
	expense included in reported net income,
	net of related tax effects	(38,332)	372,084

	Total stock-based employee
	compensation determined under fair
	value method of all awards, net of
	related tax effects	(57,816)	(52,783)

	Basic and diluted loss per share	$ (463,850)	$(1,472,046)

	Basic and diluted loss per share:
	As reported	$ (.06)	$ (.42)
	Pro forma	$ (.07)	$ (.34)

The fair value of the Company’s stock options used to compute the pro forma net loss and net loss per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2005 and 2004, respectively: dividend yield of 0% for both years; expected volatility of 236% and between 260% and 270%, respectively; a risk-free interest rate of between 3.93 and 4.18 and 4.00%, respectively, and an expected holding period of 8 to 9 years for both years.

In December 2004, the FASB issued SFAS NO. 123(R), “Share Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. This statement is effective for small business issuers in the first

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)
Stock-Based Compensation (Continued)
interim or annual period beginning after December 15, 2005. Accordingly, the Company will adopt its provisions effective January 1, 2006. The Company has not yet determined the impact that adoption of this statement will have on its consolidated financial position or results of operations.

Loss Per Share
The Company follows SFAS No. 128, “Earnings per Share.” Under SFAS No. 128, basic earnings per share excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net loss available to common shareholders by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method.

3. Stockholders’ Equity
Capital Stock
The Company has authorized 93,750,000 shares of Class A common stock, 1,250,000 shares of Class B common stock and 5,000,000 shares of preferred stock. The Class A and Class B common stock are substantially identical except that holders of Class A common stock have the right to cast one vote for each share held and the Class B shareholders have the right to cast five votes for each share held. As of June 30, 2005 and December 31, 2004, there were no shares of Class B common stock issued and outstanding. The preferred stock may be issued in series, and shares of each series will have such rights and preferences as are fixed by the Company’s Board of Directors. As of June 30, 2005 and December 31, 2004, there were no shares of preferred stock issued and outstanding.

Issuance of Common Stock and Common Stock Purchase Warrants
On September 1, 2004, the Company sold in a private placement to accredited investors 1,261,692 shares of Class A common stock and 630,846 redeemable warrants for $634,300 in cash and $185,800 in prepaid services for manufacturing, consulting and clinical trial expenses. Officers and directors of the Company invested $127,000 of the cash raised as part of the private placement on the same terms and conditions as the third party investors.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

3. Stockholders’ Equity (Continued)

Issuance of Common Stock and Common Stock Purchase Warrants (Continued)
The redeemable warrants entitle the holder thereof to purchase at any time up to February 28, 2006 a share of Class A common stock at a price of sixty-five cents ($0.65) per share. The redeemable warrants may be redeemed by Symbollon at its sole option for $0.01 per warrant in the event that the closing bid price of the Class A common stock over twenty successive trading days is equal to or greater than $3.50, subject to the holder’s right to exercise.

The Company accounts for certain of the shares and warrants issued for prepaid services under Emerging Issues Task Force No. Issue 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18). Accordingly, the Company has recognized approximately $28,000 of expense related to these shares and warrants for the six months ended June 30, 2005 included in general and administrative expenses in the accompanying statement of operations.

On December 16, 2004, we entered into a services agreement with CEOcast, Inc. In accordance with the service agreement, and as partial consideration for the services provided by CEOcast, Inc., we agreed to issue 45,000 shares of Class A common stock upon execution of the agreement. The Company accounts for these shares under EITF 96-18. Accordingly, the Company has recognized approximately $26,250 and $57,750 of expense related to these shares for the three and six months ended June 30, 2005, respectively, included in general and administrative expenses in the accompanying statement of operations.

During the second quarter of 2005, Symbollon sold 1,524,468 shares of Class A Common Stock for gross proceeds of $794,093 (aggregate net proceeds were $744,462) in an offering exclusively to foreign investors pursuant to Regulation S. During July 2005, Symbollon sold an incremental 95,814 shares for gross proceeds of $48,191 (net proceeds of $45,179).

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

3. Stockholders’ Equity (Continued)
Common Stock Subscriptions Receivable
In January 2001, certain officers of the Company entered into Promissory Notes and Pledge Agreements (the “Notes”) with the Company totaling $834,560 relating to 462,895 shares of Class A common stock acquired through the exercise of vested stock options. The Notes bear interest at a fixed rate of 5.61% and are due in full on December 31, 2005. The Notes are collateralized by the 462,895 shares of Class A common stock and the Company has full recourse to pursue collection in the event of default. The Company’s recourse may be limited to the pledged stock in the event that the officer is no longer employed with the Company and if the then market value of the pledged stock is less than the outstanding principal and accrued but unpaid interest on the officer’s Note. The Company accounts for the Notes under FIN 44 “Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)” (FIN 44) and Emerging Issues Task Force Issue No. 00-23 “Issues Related to the Accounting of Stock Compensation Under APB Opinion No. 25 and FASB Interpretation 44” as variable arrangements. Pursuant to these pronouncements, no compensation cost was recognized in the three months ended June 30, 2005 or 2004.

4. Stock Plans
The Company has adopted three stock plans: a stock option plan, an employee stock purchase plan and a nonemployee directors’ stock option plan.

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

On May 17, 1995 the Company adopted a nonemployee directors’ stock option plan that provides for the grant of nonstatutory stock options automatically on January 1 of each calendar year commencing on January 1, 1996. The Company has reserved 100,000 shares for issuance under the plan. Each outside director shall be granted an option to purchase 2,500 shares of Class A common stock at fair market value, vesting 50% on each of the first two anniversaries of the grant.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

4. Stock Plans (Continued)	Under the above plans 513,855 shares are available for future grant or purchase.

In November 2003, the Company's Board of Directors authorized the repricing of employee options, canceling 690,000 options with exercise prices ranging from $1.94 to $9.06 and issuing options to purchase 600,000 shares of common stock at $0.28 per share, which was above the market value on the date of the repricing. These options are subject to variable plan accounting, as defined by FIN 44. As prescribed by the provisions of FIN 44 the Company will remeasure the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date. During the six months ended June 30, 2005 the Company reversed $38,332 of previously recognized compensation expense to reflect the decrease in the intrinsic value of the options. As of June 30, 2005, the Company has recognized aggregate compensation expense of $555,417 related to the repriced options.

5. Loss Per Share
The Company’s basic and diluted net loss per share of common stock for the three and six months ended June 30, 2005 and 2004 is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

The following table summarizes securities that were outstanding as of June 30, 2005 and 2004 but not included in the calculation of diluted net loss per share because such shares are antidilutive:

	June 30,	2005	2004

	Stock options	755,000	722,500
	Stock warrants	630,846	-

6. Licensing Agreement
On April 12, 2005, Symbollon entered into an exclusive worldwide licensing and co-marketing agreement covering the use of IoGen for the treatment of cyclic pain and tenderness in humans with Bioaccelerate Holdings Inc. Under the terms of the agreement, Bioaccelerate will fund ongoing Phase III development of IoGen through its wholly owned subsidiary, Amilar Pharmaceuticals. Bioaccelerate has the primary responsibility for the commercialization of IoGen, and Symbollon will oversee the future clinical development efforts necessary to seek marketing approval for IoGen. The parties will share in any net profits upon commercialization.

Item 2. Management's Discussion and Analysis or Plan of Operation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements which involve risks and uncertainties. See “Forward Looking Statements” below and “Risk Factors” in the Annual Report on Form 10-KSB for the year ended December 31, 2004.

Overview

We are a specialty pharmaceutical company. We have a formulation iodine-based proprietary technology that has potential product applications in the areas of infection control and women’s healthcare. In 1995, we launched our first commercial product, IodoZyme. Through June 30, 2005, it has generated approximately $2.8 million in sales. IodoZyme is being discontinued by our marketing partner.

Since 2000, we have concentrated our product development efforts on the proposed product application for the treatment of fibrocystic breast disease. We believe we have adequate cash reserves to continue base operations through the end of the second quarter of 2006. Until we secure additional financial resources, we will not be able to pursue significant clinical development of new product applications based on our technology. If we cannot secure additional resources before existing resources are exhausted, we will have to curtail, or perhaps cease, operations.

Going Concern

Our consolidated financial statements for the year ended December 31, 2004 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern. We had a net loss of $2,647,108 and negative cash flows from operations of $805,108 for the year ended December 31, 2004. At December 31, 2004, we also had an accumulated deficit of $12,165,778 and working capital of $521,900. These factors raised substantial doubt as to our ability to continue as a going concern.

The application of the going concern concept was dependent upon our ability to receive continued financial support from our creditors, stockholders and external investors and securing a partner to help complete the development and commercialization of IoGen™. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities in other than the normal course of operations. During 2005, Management was able to secure a corporate partner to help complete the development and commercialization of IoGen in April 2005 and has raised approximately $790,000 in an equity financing.

Management believes that the actions taken to date described above are sufficient to allow us to meet our liabilities and commitments as they become payable over the next twelve months following June 30, 2005. Failure to obtain the support of additional external investors to finance our future operations will cause us to curtail operations and impair our ability to continue as a going concern.

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

Results of Operations

Symbollon's net loss for the three-month period ended June 30, 2005 was $184,155, reflecting a decrease of $983,148 from a net loss of $1,167,303 in the comparable 2004 period. Symbollon's net loss for the six-month period ended June 30, 2005 was $367,702, reflecting a decrease of $1,423,645 from a net loss of $1,791,347 in the comparable 2004 period. The decreased loss for such periods resulted primarily from research and development collaboration revenues related to our new collaboration covering IoGen and decreased clinical development expenses related to the expensing of certain intangible assets acquired from Mimetix Inc. during 2004, decreased manufacturing cost associated with the production of clinical trial materials of IoGen™ and variable accounting for certain stock options, partially offset by increased salary and related costs and facility expenses previously allocated to manufacturing. We expect to continue to incur operating losses for the foreseeable future.

Product revenues from sales of IodoZyme (our bovine teat sanitizer product) for the three and six-month periods ended June 30, 2005 were $3,223 and $14,736, respectively, compared to $59,930 and $120,010 in the comparable 2004 periods. The decreased revenues resulted primarily from significantly decreased demand for IodoZyme. In March 2005, West Agro informed Symbollon that it intends to place orders for approximately $90,000 of IodoZyme during 2005 and 2006 and that it plans to discontinue selling the product after the disposition of such finished goods inventory has been sold. At June 30, 2005, we had approximately $74,000 of finished goods inventory on hand.

The gross profit margin on product sales for the three and six-month periods ended June 30, 2005 were (36)% and 6%, respectively, compared to 16% and 15% in the comparable 2004 periods. With the termination of our manufacturing activites related to IodoZyme, future sales of IodoZyme will be limited to our finished goods inventory.

Research and development expenses for the three and six-month periods ended June 30, 2005 were $143,860 and $266,517, respectively, reflecting a decrease of $913,262 and $887,964, from the research and development expenses in the comparable 2004 period. The decrease for the three and six-month periods resulted primarily from decreased clinical development expenses related to the expensing of $935,000 for certain intangible assets acquired from Mimetix in 2004 and manufacturing cost of approximately $89,000 associated with the production of clinical trial materials for the IoGen program, partially offset by increased clinical trial expenses associated with the initiation of our Phase III study for IoGen and increased salary and related costs and facility expenses previously allocated to manufacturing. We anticipate incurring significant additional clinical trial expenses for the remainder of 2005 related to our Phase III IoGen study. Under our collaboration with our corporate partner, the IoGen clinical trial expenses will be reimbursed by our partner.

General and administrative expenses for the three and six-month periods ended June 30, 2005 were $207,813 and $387,080, respectively, reflecting an increase of $65,888 and $101,811, from the general and administrative expenses in the comparable 2004 periods. The increases in the general and administrative expenses for the three and six-month periods ended June 30, 2005 were primarily due to increased salary and related costs and facility expenses previously allocated to manufacturing. We anticipate that general and administrative expenses will remain at current levels for the remainder of 2005.

As a result of our repricing of stock options in November 2003, some of our outstanding stock options are subject to variable plan accounting which requires us to measure the intrinsic value of the repriced options through the earlier of the date of exercise, cancellation or expiration at each reporting date. Operating results for the three and six-month periods ended June 30, 2005 include an expense of $77,083 and a credit of $38,332, respectively, as a result of changes in the intrinsic value of these options, compared to a credit of $21,250 and an expense of $372,084, respectively, in the comparable 2004 periods. We expect that compensation charges and credits may occur in the future based upon changes in the intrinsic value of our repriced stock options.

Our interest income for the three and six-month periods ended June 30, 2005 were $934 and $1,934, respectively, reflecting an increase of $220 and a decrease of $64, respectively, from the interest income in the comparable 2004 periods. The changes are reflective of variations in available funds for investment and available investment rates earned on such funds.

Financial Condition, Liquidity and Capital Resources

We have funded our activities primarily through proceeds from private and public placements of equity securities. During 1999, we sold 836,685 shares of common stock, together with warrants for a like number of shares, in a private placement, realizing net proceeds of approximately $1,356,000. During 2000, we received net proceeds of approximately $1,761,000 from the exercise of 586,910 warrants issued as part of the 1999 private placement. During 2004, we sold 1,261,692 shares of common stock, together with 630,846 warrants, in a private placement, for net proceeds of approximately $634,000 in cash and approximately $186,000 in prepaid services for manufacturing, consulting and clinical trial expenses. From May through July 2005, Symbollon sold 1,620,282 shares of Class A Common Stock for gross proceeds of $842,284 (aggregate net proceeds were $789,641) in an ongoing offering exclusively to foreign investors pursuant to Regulation S.

During 2005, we continued to incur operating losses and have incurred a cumulative loss through June 30, 2005 of $12,533,480. As of June 30, 2005, we had working capital of $864,109. We believe that we have the necessary liquidity and capital resources to sustain planned operations through the twelve months following June 30, 2005. On April 12, 2005, Symbollon entered into an exclusive worldwide licensing and co-marketing agreement covering the use of IoGen for the treatment of cyclic pain and tenderness in humans with Bioaccelerate Holdings Inc. Under the terms of the agreement, Bioaccelerate will fund ongoing Phase III development of IoGen through its wholly owned subsidiary, Amilar Pharmaceuticals. With the execution of the licensing agreement, our planned operations for 2005 will include overseeing the Phase III clinical trial for IoGen and securing additional resources to sustain our operations and to pursue the clinical development of other applications based on our technology. Until we secure additional financial resources, we will not be able to pursue significant clinical development of new product applications based on our technology. If we cannot secure additional resources before existing resources are exhausted, which is estimated to occur by the end of the second quarter of 2006, we will have to curtail, or perhaps cease, operations.

The report of our registered independent public accountants on our consolidated financial statements for the years ended December 31, 2004 and 2003 contains an explanatory paragraph, which indicates that we have incurred recurring losses and have an accumulated deficit that raises substantial doubt about our ability to continue as a going concern. This report is not viewed favorably by analysts or investors and may make it more difficult for us to raise additional debt or equity financing needed to continue our operations.

During the remainder of 2005, we are committed to pay approximately $235,000 as compensation to our current executive officers and approximately $19,000 for lease payments on our facilities. We have no other material capital expenditures planned during fiscal 2005. At December 31, 2004, we had a net operating loss carryforward for federal income tax purposes of approximately $11,956,000 expiring at various dates through 2024 (from which, however, we may never receive a benefit).

Item 3. Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From May through July 2005, Symbollon sold 1,620,282 shares of Class A Common Stock for gross proceeds of $842,284 (aggregate net proceeds were $789,641) in an ongoing offering exclusively to foreign investors pursuant to Regulation S. The securities offered have not been and will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons absent registration or an applicable exemption from registration requirements.

Item 4. Submission of Matters to a Vote of Security Holders

The following items were submitted to a vote of the stockholders at the Company’s Annual Meeting on June 8, 2005:

1.
To consider and vote upon the election of Jack H. Kessler as the Class III director (the terms of the Class I directors (Paul C. Desjourdy and Eugene Lieberstein) and of the Class II Directors (James C. Richards and Richard F. Maradie) continued after the meeting);

2.	To consider and vote upon a proposal to amend Symbollon’s Certificate of Incorporation to increase the authorized shares of Class A Common Stock from 18,750,000 to 93,750,000.
3.	To consider and vote upon a proposal to amend Symbollon’s 1993 Stock Option Plan to increase the aggregate number of shares authorized for issuance from 1,600,000 to 3,200,000 shares.
4.	To ratify the appointment of Vitale, Caturano & Company Ltd as the independent auditors of the Company.

Below are the results of the voting of each matter:

Motion	For	Against	Withheld	Broker non-votes

1	4,253,106	-0-	35,598	-0-
2	4,158,417	127,832	2,250	-0-
3	1,542,417	150,895	15,450	2,579,942
4	4,280,390	4,664	3,650	-0-

Item 5.  Other Information

In August 2005, Symbollon and Bioaccelerate Holdings, Inc. amended their License and Co-Marketing Agreement cover IoGen. The amendment revised the timing of Bioaccelerate’s funding requirements of the escrow account to be established to cover the cost of the clinical development of IoGen. Pursuant to the the amendment, Bioaccelerate also paid Symbollon directly for all clinical cost incurred to date under the agreement.

Item 6. Exhibits

See Index to Exhibits on page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

SYMBOLLON PHARMACEUTICALS, INC.

Date: August 15, 2005	By: /s/ Paul C. Desjourdy____________________
Paul C. Desjourdy, President/CEO/CFO
and authorized signatory

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1

Certification of Paul C. Desjourdy, the Chief Executive Officer and Chief Financial Officer of the Company, required by Securities Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Paul C. Desjourdy, the Chief Executive Officer and Chief Financial Officer of the Company, required by Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1