Form 10QSB
period 2005-09-30
SYMBOLLON CORP
filed 2005-11-21
CIK 912086

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of November 11, 2005, 7,777,556 shares of Class A Common Stock of the issuer were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

SYMBOLLON PHARMACEUTICALS, INC.

INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets - September 30, 2005
(unaudited) and December 31, 2004	3

Unaudited Condensed Statements of Operations
- For the three and nine months ended
September 30, 2005 and 2004	5

Unaudited Condensed Statements of Cash Flows
- For the nine months ended September 30, 2005 and 2004	6

Notes to the Unaudited Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis
or Plan of Operation	16

Item 3. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 5. Other Information	21

Item 6. Exhibits	21

SIGNATURE	21

EXHIBIT INDEX	E-1

Symbollon Pharmaceuticals, Inc.

Condensed Balance Sheets

	September 30, 2005 (unaudited)	December 31, 2004

Assets

Current assets:
Cash and cash equivalents	$390,707	$427,124
Accounts receivable	402,070	-
Inventory	71,047	72,783
Prepaid expenses	74,000	188,469

Total current assets	937,824	688,376

Equipment and leasehold improvements, net of accumulated depreciation and amortization	27,838	38,352

Other assets:
Patent and trademark costs, net of accumulated amortization	371,969	385,726
Deposit	2,364	2,364

	$1,339,995	$1,114,818

Symbollon Pharmaceuticals, Inc.

Condensed Balance Sheets (Continued)

	September 30, 2005 (unaudited)	December 31, 2004

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$18,399	$21,326
Accrued clinical development expenses	124,548	125,327
Other current liabilities	28,670	19,823

Total current liabilities	171,617	166,476

Stockholders’ equity:
Common stock, Class A, par value $.001 per share, 93,750,000 shares authorized, 7,777,556 and 6,114,761 shares issued and outstanding, respectively	7,778	6,115
Convertible common stock, Class B, par value $.001 per share, 1,250,000 shares authorized and unissued	-	-
Preferred stock, par value $.001 per share, 5,000,000 shares authorized and unissued	-	-
Additional paid-in capital	14,490,245	13,942,565
Accumulated deficit	(12,495,085)	(12,165,778)

	2,002,938	1,782,902

Common stock subscriptions receivable	(834,560)	(834,560)

Total stockholders’ equity	1,168,378	948,342

	$1,339,995	$1,114,818
See accompanying notes to condensed financial statements.

Symbollon Pharmaceuticals, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue:
Net product sales	$23,025	$39,499	$37,761	$159,509
Research and development collaboration revenue	145,744	-	390,558	-

Total revenues	168,769	39,499	428,319	159,509

Operating expenses:
Cost of goods sold	23,025	41,554	36,946	143,075
Research and development	228,909	113,429	495,426	1,267,910
General and administrative	110,315	129,372	497,395	414,641
Stock-based compensation from repriced options (1)	(229,584)	227,255	(267,916)	599,339

Total operating expenses	132,665	511,610	761,851	2,424,965

Income (loss) from operations	36,104	(472,111)	(333,532)	(2,265,456)

Interest income	2,291	836	4,225	2,834

Net income (loss) - basis and diluted	$38,395	$(471,275)	$(329,307)	$(2,262,622)

Net income (loss) per share of common stock
- basic	$.00	$(.09)	$(.05)	$(.49)
- diluted	$.00	$(.09)	$(.05)	$(.49)

Weighted average number of common shares outstanding
- basic	7,736,654	5,189,490	6,853,267	4,597,723
- diluted	8,461,865	5,189,490	6,853,267	4,597,723

(1) The following summarizes the allocation of stock-based compensation from repriced options:
Cost of goods sold	$(73,467)	$35,651	$(116,287)	$221,693
Research and development costs	(61,987)	71,283	(50,388)	133,297
General and administrative expenses	(94,130)	120,321	(101,241)	244,349

Total	$(229,584)	$227,255	$(267,916)	$599,339
See accompanying notes to condensed financial statements.

Symbollon Pharmaceuticals, Inc.

Condensed Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities:

Net loss	$(329,307)	$(2,262,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	(267,916)	599,339
Issuance of common stock and options for services rendered	1,769	98,625
Issuance of common stock for acquired research and development	-	935,000
Depreciation and amortization	40,533	39,928
Changes in operating assets and liabilities:
Accounts receivable	(402,070)	100,189
Inventory	1,736	(34,724)
Prepaid expenses	129,374	10,835
Accounts payable and other current liabilities	5,141	(36,253)

Net cash used in operating activities	(820,740)	(549,683)

Cash flows from investing activities:

Purchase of equipment and leasehold improvements	(3,176)	(1,442)
Patent and trademark cost additions	(13,086)	(15,684)

Net cash used in investing activities	(16,262)	(17,126)

Cash flows from financing activities:

Issuance of common stock and warrants	800,585	644,225

Net cash provided by financing activities	800,585	644,225

Net increase (decrease) in cash and cash equivalents	(36,417)	77,416

Cash and cash equivalents, beginning of period	427,124	617,897

Cash and cash equivalents, end of period	$390,707	$695,313

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

The application of the going concern concept was dependent upon our ability to receive continued financial support from our creditors, stockholders and external investors and securing a partner to help complete the development and commercialization of IoGen™. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities in other than the normal course of operations. During 2005, Management was able to secure a corporate partner in April 2005 to help complete the development and commercialization of IoGen (see Note 6) and has raised approximately $801,000 in an equity financing (see Note 3).

Management believes that the actions taken to date described above are sufficient to allow us to meet our liabilities and commitments as they become payable over the next twelve months following September 30, 2005. Failure to obtain the support of additional external investors to finance our future operations beyond September 2006 will cause us to curtail operations and impair our ability to continue as a going concern.

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

In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present our financial position, results of operations and cash flows. The results of operations for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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
Concentration of Credit Risks
The Company has one customer for its IodoZyme® product and one corporate partner for IoGen. The Customer’s and partner’s financial condition are reviewed on an ongoing basis, and collateral is not required. The Company believes a reserve for potential credit losses is not necessary as of September 30, 2005 and December 31, 2004.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are customer or partner obligations due under normal trade terms. The Company performs continuing credit evaluations of its customer’s and partner’s financial condition and generally does not require collateral. Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, if any, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, it believes an allowance for doubtful accounts is not necessary as of September 30, 2005 and December 31, 2004. However, actual write-offs might exceed the Company’s estimates.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)
Inventory	Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.
Long-Lived Assets
Long-lived assets, such as intangible assets and property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. The Company does not believe that any of its long-lived assets are impaired at September 30, 2005 or December 31, 2004.

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

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)
Revenue Recognition
The Company recognizes revenue from its product sales in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. The Company has a research and development collaboration agreement with Bioaccelerate (see note 6) whereby Bioaccelerate has agreed to reimburse the Company for all costs associated with the IoGen breast pain program. Qualified expenditures under the agreement become billable to Bioaccelerate as incurred, at wich time the related revenue is recognized.

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

For the Three Months Ended September 30,	2005	2004

Net income (loss)	$ 38,395	$ (471,275)

Adjustments:
Stock-based employee compensation
expense included in reported net income,
net of related tax effects	(229,584)	227,255

Total stock-based employee
compensation determined under fair
value method of all awards, net of
related tax effects	(28,907)	(39,282)

Basic and diluted loss per share	$ (220,096)	$ (283,302)

Basic and diluted income (loss) per share:
As reported	$ .00	$ (.09)
Pro forma	$ (.03)	$ (.04)

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation (Continued)	For the Nine Months Ended September 30,	2005	2004

	Net loss	$ (329,307)	$ (2,262,622)

	Adjustments:
	Stock-based employee compensation
	expense included in reported net income,
	net of related tax effects	(267,916)	599,339

	Total stock-based employee
	compensation determined under fair
	value method of all awards, net of
	related tax effects	(86,723)	(92,065)

	Basic and diluted loss per share	$ (683,946)	$ (1,755,348)

	Basic and diluted loss per share:
	As reported	$ (.05)	$ (.49)
	Pro forma	$ (.10)	$ (.38)

The fair value of the Company’s stock options used to compute the pro forma net loss and net loss per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2005 and 2004, respectively: dividend yield of 0% for both years; expected volatility between 220% and 236% and between 259% and 270%, respectively; a risk-free interest rate of between 3.93 and 4.30 and 4.00%, respectively, and an expected holding period between 7 and 9 years and between 8 and 9 years, respectively.

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

Loss Per Share
The Company follows SFAS No. 128, “Earnings per Share.” Under SFAS No. 128, basic earnings per share excludes the effect of any dilutive options, warrants or convertible securities and is computed by dividing the net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing the net earnings available to common shareholders by the sum of the weighted average number of common shares and common share equivalents computed using the average market price for the period under the treasury stock method.

3. Stockholders’ Equity
Capital Stock
The Company has authorized 93,750,000 shares of Class A common stock, 1,250,000 shares of Class B common stock and 5,000,000 shares of preferred stock. The Class A and Class B common stock are substantially identical except that holders of Class A common stock have the right to cast one vote for each share held and the Class B shareholders have the right to cast five votes for each share held. As of September 30, 2005 and December 31, 2004, there were no shares of Class B common stock issued and outstanding. The preferred stock may be issued in series, and shares of each series will have such rights and preferences as are fixed by the Company’s Board of Directors. As of September 30, 2005 and December 31, 2004, there were no shares of preferred stock issued and outstanding.

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

The Company accounts for certain of the shares and warrants issued for prepaid services under Emerging Issues Task Force No. Issue 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18). Accordingly, the Company has recognized approximately $28,000 of expense related to these shares and warrants for the nine months ended September 30, 2005 included in general and administrative expenses in the accompanying statement of operations.

On December 16, 2004, we entered into a services agreement with CEOcast, Inc. In accordance with the service agreement, and as partial consideration for the services provided by CEOcast, Inc., we agreed to issue 45,000 shares of Class A common stock upon execution of the agreement. The Company accounts for these shares under EITF 96-18. Accordingly, the Company has recognized approximately $57,750 of expense related to these shares for the nine months ended September 30, 2005, included in general and administrative expenses in the accompanying statement of operations.

During the second and third quarter of 2005, Symbollon sold 1,642,795 shares of Class A Common Stock for gross proceeds of $853,957 (aggregate net proceeds were $800,585) in an offering exclusively to foreign investors pursuant to Regulation S.

On September 15, 2005, we entered into a services agreement with Premier Funding Services LLC. In accordance with the service agreement, and as partial consideration for the services provided by the vendor, we agreed to issue 20,000 shares of Class A common stock and warrants to purchase 40,000 shares of Class A common stock upon execution of the agreement. The Company accounts for these shares under EITF 96-18. Accordingly, the Company has determined the fair value of the shares and warrants to be $42,458 and has recognized approximately $1,769 of expense related to these shares and warrants for the three and nine months ended September 30, 2005, respectively, included in general and administrative expenses in the accompanying statement of operations. The remaining fair value of the shares and warrants has been recorded as a prepaid expense at September 30, 2005 and will be amortized over the remaining service agreement term.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

3. Stockholders’ Equity (Continued)
Common Stock Subscriptions Receivable
In January 2001, certain officers of the Company entered into Promissory Notes and Pledge Agreements (the “Notes”) with the Company totaling $834,560 relating to 462,895 shares of Class A common stock acquired through the exercise of vested stock options. The Notes bear interest at a fixed rate of 5.61% and are due in full on December 31, 2005. The Notes are collateralized by the 462,895 shares of Class A common stock and the Company has full recourse to pursue collection in the event of default. The Company’s recourse may be limited to the pledged stock in the event that the officer is no longer employed with the Company and if the then market value of the pledged stock is less than the outstanding principal and accrued but unpaid interest on the officer’s Note. The Company accounts for the Notes under FIN 44 “Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)” (FIN 44) and Emerging Issues Task Force Issue No. 00-23 “Issues Related to the Accounting of Stock Compensation Under APB Opinion No. 25 and FASB Interpretation 44” as variable arrangements. Pursuant to these pronouncements, no compensation cost was recognized in the three and nine months ended September 30, 2005 or 2004.

4. Stock Plans
The Company has adopted three stock plans: a stock option plan, an employee stock purchase plan and a nonemployee directors’ stock option plan.

The stock option plan provides for the grant of incentive stock options, nonqualified stock options and stock appreciation rights. The Company has reserved 3,200,000 shares for issuance under this plan.

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

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

4. Stock Plans (Continued)	Under the above plans 2,083,855 shares are available for future grant or purchase.

In November 2003, the Company's Board of Directors authorized the repricing of employee options, canceling 690,000 options with exercise prices ranging from $1.94 to $9.06 and issuing options to purchase 600,000 shares of common stock at $0.28 per share, which was above the market value on the date of the repricing. These options are subject to variable plan accounting, as defined by FIN 44. As prescribed by the provisions of FIN 44 the Company will remeasure the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date. During the nine months ended September 30, 2005 the Company reversed $267,916 of previously recognized compensation expense to reflect the decrease in the intrinsic value of the options. As of September 30, 2005, the Company has recognized aggregate compensation expense of $229,583 related to the repriced options.

5. Loss Per Share
The Company’s basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2005 and 2004 is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

The following table summarizes securities that were outstanding as of September 30, 2005 and 2004 but not included in the calculation of diluted net loss per share because such shares are antidilutive:

September 30,	2005	2004

Stock options	785,000	722,500
Stock warrants	670,846	-

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

Overview

We are a specialty pharmaceutical company. We have a formulation iodine-based proprietary technology that has potential product applications in the areas of infection control and women’s healthcare. In 1995, we launched our first commercial product, IodoZyme. Through September 30, 2005, it has generated approximately $2.8 million in sales. IodoZyme is being discontinued by our marketing partner.

Since 2000, we have concentrated our product development efforts on the proposed product application for the treatment of fibrocystic breast disease. We believe we have adequate cash reserves to continue base operations through the end of the third quarter of 2006. Until we secure additional financial resources, we will not be able to pursue significant clinical development of new product applications based on our technology. If we cannot secure additional resources before existing resources are exhausted, we will have to curtail, or perhaps cease, operations.

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

The application of the going concern concept was dependent upon our ability to receive continued financial support from our creditors, stockholders and external investors and securing a partner to help complete the development and commercialization of IoGen™. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities in other than the normal course of operations. During 2005, Management was able to secure a corporate partner in April 2005 to help complete the development and commercialization of IoGen and has raised approximately $801,000 in an equity financing.

Management believes that the actions taken to date described above are sufficient to allow us to meet our liabilities and commitments as they become payable over the next twelve months following September 30, 2005. Failure to obtain the support of additional external investors to finance our future operations beyond September 2006 will cause us to curtail operations and impair our ability to continue as a going concern.

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

Results of Operations

Symbollon's net income for the three-month period ended September 30, 2005 was $38,395, reflecting a increase of $509,670 from a net loss of $471,275 in the comparable 2004 period. Symbollon's net loss for the six-month period ended September 30, 2005 was $329,307, reflecting a decrease of $1,933,315 from a net loss of $2,262,622 in the comparable 2004 period. The decreased loss for such periods resulted primarily from research and development collaboration revenues related to our new collaboration covering IoGen and decreased clinical development expenses related to the expensing of certain intangible assets acquired from Mimetix Inc. during 2004, decreased manufacturing cost associated with the production of clinical trial materials of IoGen™ and variable accounting for certain stock options, partially offset by increased salary and related costs and facility expenses previously allocated to manufacturing. We expect to continue to incur operating losses for the foreseeable future.

Product revenues from sales of IodoZyme (our bovine teat sanitizer product) for the three and nine-month periods ended September 30, 2005 were $23,025 and $37,761, respectively, compared to $39,499 and $159,509 in the comparable 2004 periods. The decreased revenues resulted primarily from significantly decreased demand for IodoZyme. In March 2005, West Agro informed Symbollon that it intends to place orders for approximately $90,000 of IodoZyme during 2005 and 2006 and that it plans to discontinue selling the product after the disposition of such finished goods inventory has been sold. At September 30, 2005, we had approximately $51,000 of finished goods inventory on hand.

The gross profit margin on product sales for the three and nine-month periods ended September 30, 2005 were 0% and 2%, respectively, compared to (5)% and 10% in the comparable 2004 periods. With the termination of our manufacturing activites related to IodoZyme, future sales of IodoZyme will be limited to our finished goods inventory.

Research and development expenses for the three and nine-month periods ended September 30, 2005 were $228,909 and $495,426, respectively, reflecting an increase of $115,480 and a decrease of $772,484, from the research and development expenses in the comparable 2004 period. The increase for the three-month period resulted primarily from increased clinical trial expenses associated with the initiation of our Phase III study for IoGen and increased salary and related costs and facility expenses previously allocated to manufacturing. The decrease for the nine-month period resulted primarily from decreased clinical development expenses related to the expensing of $935,000 for certain intangible assets acquired from Mimetix in 2004 and manufacturing cost of approximately $125,000 associated with the production of clinical trial materials for the IoGen program, partially offset by increased clinical trial expenses associated with the initiation of our Phase III study for IoGen and increased salary and related costs and facility expenses previously allocated to manufacturing. We anticipate incurring significant additional clinical trial expenses for the remainder of 2005 related to our Phase III IoGen study. Under our collaboration with our corporate partner, the IoGen clinical trial expenses will be reimbursed by our partner.

General and administrative expenses for the three and nine-month periods ended September 30, 2005 were $110,315 and $497,395, respectively, reflecting a decrease of $19,057 and an increase of $82,754, from the general and administrative expenses in the comparable 2004 periods. The increase in the general and administrative expenses for the nine-month period ended September 30, 2005 was primarily due to increased salary and related costs and facility expenses previously allocated to manufacturing. We anticipate that general and administrative expenses will remain at current levels for the remainder of 2005.

As a result of our repricing of stock options in November 2003, some of our outstanding stock options are subject to variable plan accounting which requires us to measure the intrinsic value of the repriced options through the earlier of the date of exercise, cancellation or expiration at each reporting date. Operating results for the three and nine-month periods ended September 30, 2005 include a credit of $229,584 and $267,916, respectively, as a result of changes in the intrinsic value of these options, compared to an expense of $227,255 and $599,339, respectively, in the comparable 2004 periods. We expect that compensation charges and credits may occur in the future based upon changes in the intrinsic value of our repriced stock options.

Our interest income for the three and nine-month periods ended September 30, 2005 were $2,291 and $4,225, respectively, reflecting an increase of $1,455 and $1,391, respectively, from the interest income in the comparable 2004 periods. The changes are reflective of variations in available funds for investment and available investment rates earned on such funds.

Financial Condition, Liquidity and Capital Resources

We have funded our activities primarily through proceeds from private and public placements of equity securities. During 1999, we sold 836,685 shares of common stock, together with warrants for a like number of shares, in a private placement, realizing net proceeds of approximately $1,356,000. During 2000, we received net proceeds of approximately $1,761,000 from the exercise of 586,910 warrants issued as part of the 1999 private placement. During 2004, we sold 1,261,692 shares of common stock, together with 630,846 warrants, in a private placement, for net proceeds of approximately $634,000 in cash and approximately $186,000 in prepaid services for manufacturing, consulting and clinical trial expenses. In the second and third quarter of 2005, Symbollon sold 1,642,795 shares of Class A Common Stock for gross proceeds of $853,957 (aggregate net proceeds were $800,585) in an ongoing offering exclusively to foreign investors pursuant to Regulation S.

During 2005, we continued to incur operating losses and have incurred a cumulative loss through September 30, 2005 of $12,495,085. As of September 30, 2005, we had working capital of $766,207. We believe that we have the necessary liquidity and capital resources to sustain planned operations through the twelve months following September 30, 2005. On April 12, 2005, Symbollon entered into an exclusive worldwide licensing and co-marketing agreement covering the use of IoGen for the treatment of cyclic pain and tenderness in humans with Bioaccelerate Holdings Inc. Under the terms of the agreement, Bioaccelerate will fund ongoing Phase III development of IoGen through its wholly owned subsidiary, Amilar Pharmaceuticals. With the execution of the licensing agreement, our planned operations for 2005 will include overseeing the Phase III clinical trial for IoGen and securing additional resources to sustain our operations and to pursue the clinical development of other applications based on our technology. Until we secure additional financial resources, we will not be able to pursue significant clinical development of new product applications based on our technology. If we cannot secure additional resources before existing resources are exhausted, which is estimated to occur by the end of the third quarter of 2006, we will have to curtail, or perhaps cease, operations.

The report of our registered independent public accountants on our consolidated financial statements for the year ended December 31, 2004 contain an explanatory paragraph, which indicates that we have incurred recurring losses and have an accumulated deficit that raises substantial doubt about our ability to continue as a going concern. This report is not viewed favorably by analysts or investors and may make it more difficult for us to raise additional debt or equity financing needed to continue our operations.

During the remainder of 2005, we are committed to pay approximately $117,500 as compensation to our current executive officers and approximately $10,000 for lease payments on our facilities. We have no other material capital expenditures planned during fiscal 2005. At December 31, 2004, we had a net operating loss carryforward for federal income tax purposes of approximately $11,956,000 expiring at various dates through 2024 (from which, however, we may never receive a benefit).

Item 3. Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the second and third quarter of 2005, Symbollon sold 1,642,795 shares of Class A Common Stock for gross proceeds of $853,957 (aggregate net proceeds were $800,585) in an ongoing offering exclusively to foreign investors pursuant to Regulation S. The securities offered have not been and will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons absent registration or an applicable exemption from registration requirements.

Item 5.  Other Information

Pursuant the License and Co-Marketing Agreement, as amended, between Symbollon and Bioaccelerate Holdings, Inc., Bioaccelerate is required to fund an escrow account to cover the cost of the clinical development of IoGen. To date, Bioaccelerate has not funded the escrow account as required by the agreement. However, Bioaccelerate has paid Symbollon directly $400,000 for clinical cost incurred to date under the agreement.

Item 6. Exhibits

See Index to Exhibits on page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

SYMBOLLON PHARMACEUTICALS, INC.

Date: November 21, 2005	By: /s/ Paul C. Desjourdy
Paul C. Desjourdy, President/CEO/CFO
and authorized signatory

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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