Form 10KSB
period 2005-12-31
SYMBOLLON CORP
filed 2006-03-31
CIK 912086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934 for the fiscal year ended December 31, 2005

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the transition period from __________ to __________

Commission file number 0-22872

SYMBOLLON PHARMACEUTICALS, INC.
(Name of small business issuer in its charter)

Delaware (State of incorporation)	36-3463683 (I.R.S. employer identification no.)
37 Loring Drive Framingham, Massachusetts (Address of principal executive offices)	01702 (Zip Code)

 (508) 620-7676
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None
(Title of class)

Securities registered under Section 12(g) of the Exchange Act:

Class A Common Stock, $.001 par value per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check marks whether the registrant is a shell company (as define in Rule 12b-2 of the Exchange Act). Yes__ No _X_

The issuer's revenues for its most recent fiscal year (year ended December 31, 2005) were $449,627.

As of March 24, 2006, the aggregate market value of the voting and non-voting common equity of the issuer (consisting of Class A Common Stock, $.001 par value per share) held by non-affiliates of the issuer was approximately $9,099,909 based upon the closing price of such stock on that date.

As of March 24, 2006, 7,951,237 shares of Class A Common Stock of the issuer were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 24, 2006 are incorporated by reference into Part III hereof. With the exception of the portions of such Proxy Statement expressly incorporated into this Annual Report on Form 10-KSB by reference, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-KSB.

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

The Company's Technology

Iodine has been shown to be a rapid acting, broad-spectrum antimicrobial and an effective therapeutic for certain pharmaceutical applications. We have developed proprietary iodine technology that Symbollon believes maximizes the “therapeutic index” of iodine. The “therapeutic index” of a drug is the ratio of the largest safe dose to the smallest effective dose. Our technology accomplishes this by controlling the ratio of molecular iodine (I2), to the other inactive species of iodine typically present in solution. We believe that this will enable us to produce iodine-based applications having advantages over currently available products.

Symbollon believes that our iodine-based technology has potential use in a number of product application areas. These applications can be grouped into women’s healthcare and infection control.

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

Concerning women’s healthcare, Symbollon believes that a relationship exists between iodine deficiency and the increased incidence of certain female health problems. These include some types of premenopausal breast cancer, fibrocystic breast disease (“FBD”) and endometriosis. We believe that the underlying causation of these problems relates to the monthly ovarian cycle and the proper functioning of the gonadotropic hormones.

Bovine Teat Sanitizer Product

During 1994, we co-developed a bovine teat sanitizer, marketed as “IodoZyme®”, with West Agro, Inc. of Kansas City, MO (“West Agro”), a subsidiary of the Tetra Laval Group and a leading manufacturer and distributor of iodophor-based products for dairy use. In January 1995, Symbollon and West Agro signed a marketing and supply agreement covering IodoZyme, and we began shipping IodoZyme to West Agro in early 1995. Pursuant to this agreement, West Agro was granted the exclusive worldwide right to market, distribute, promote and sell IodoZyme. Under the agreement, we manufacture and supply West Agro with IodoZyme in finished product form.

Total product sales for 2005 and 2004 from IodoZyme were $49,627 and $159,510, respectively. Our invoice terms are net 30 days. We had no orders for future delivery of IodoZyme at December 31, 2004. Net product sales by market are as follows:

Year ended December 31,	2005	2004

United States	$ 49,627	$ 120,010
United Kingdom	-	39,500

	$ 49,627	$ 159,510

In March 2005, West Agro informed Symbollon that it intends to place orders for approximately $90,000 of IodoZyme during 2005 and 2006 and that it plans to discontinue selling the product after the disposition of such finished goods inventory has been sold. At December 31, 2005, Symbollon had finished goods inventory of approximately $40,000.

Product Development

Since 2000, we have concentrated our product development work on the proposed product application for a treatment for fibrocystic breast disease. Symbollon spent approximately $716,000 and $1,470,000 on research and development during the years ended December 31, 2005 and 2004, respectively.

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

Women’s Healthcare

We have developed an oral dosage form of our technology which generates molecular iodine in situ in the stomach of the patient. We refer to this tablet as IoGen™. Based on the available scientific literature, we believe that IoGen may be effective in the prevention and treatment of certain female health problems, including some types of premenopausal breast cancer, FBD and endometriosis.

We have chosen to pursue a treatment for moderate to severe cyclic pain and tenderness (“mastalgia”) associated with FBD based, in part, on the published results covering previous independent third party testing conducted for this indication. Collectively, approximately 3,000 women afflicted with FBD have been orally administered various forms of iodine. The scientific literature includes data on over 1,500 of these women who were dosed with aqueous forms of iodine with reported clinical improvement in their symptoms occurring in 60% or greater of those women. In May 2004, we acquired certain asset from Mimetix, Inc., a privately held company, and other related parties, associated with their iodine development efforts in women’s healthcare for 550,000 shares of Symbollon’s Class A common stock. These assets include information on approximately 3,000 women with fibrocystic breast disease dosed with iodine, including the patient data from three clinical trials utilizing molecular iodine and the intellectual property covering their efforts, inclusive of eight issued US patents. We intend to submit the Mimetix patient data as part of our patient exposure requirement for IoGen.

FBD is a benign breast condition characterized by lumpiness, breast pain and tenderness. FBD affects approximately thirty-five percent of the women of childbearing age, which represents in the United States about 24 million women. It has been estimated that moderate to severe mastalgia occurs in approximately 11% of the women of childbearing age, or about 7.5 million women.

During 2000, Symbollon completed Phase I and Phase II trials evaluating IoGen. Since the completion of the Phase II trial, Symbollon has worked with the United States Food and Drug Administration (“FDA”) to reach an understanding concerning the remaining information that would be necessary for Symbollon to submit as part of its New Drug Application (“NDA”) covering Symbollon’s request for marketing approval of IoGen for the treatment of cyclic breast pain and tenderness (mastalgia) associated with FBD. The primary remaining activities required for the NDA include conducting two Phase III pivotal clinical trials, gathering exposure data on approximately 1,500 patients and conducting one two-year toxicity study in rodents.

In April 2005, Symbollon and Bioaccelerate Holdings, Inc. (“Bioaccelerate”) formed an exclusive worldwide licensing and co-marketing agreement for IoGen for the treatment of cyclic mastalgia associated with FBD. Under the terms of the agreement, Bioaccelerate is responsible for the development and commercialization expenses of IoGen through its wholly owned subsidiary, Amilar Pharmaceuticals, a specialty pharmaceutical company with development stage compounds in women’s health. Bioaccelerate has the primary responsibility for the commercialization of IoGen, and Symbollon will oversee the future clinical development efforts necessary to seek marketing approval for IoGen. The parties will share in any net profits upon commercialization. Pursuant to the agreement with Bioaccelerate, Bioaccelerate is required to fund an escrow account to cover the cost of the clinical development of IoGen. To date, Bioaccelerate has not funded the escrow account as required by the agreement. We have sent a notice of default to Bioaccelerate regarding its failure to establish and fund the escrow as required by the agreement. Unless Bioaccelerate cures the existing defaults, Symbollon may terminate the agreement at any time and receive back all rights to IoGen it licensed to Bioaccelerate in the agreement. Unless Bioaccelerate cures the existing defaults, Symbollon may terminate the agreement at any time and received back all rights to IoGen it licensed to Bioaccelerate in the agreement. However, Bioaccelerate has paid Symbollon directly $400,000 for clinical cost incurred in 2005 under the agreement.

During 2005, we began enrolling up to 175 subjects in a Phase III pivotal trial. The primary endpoint of the IoGen pivotal trial is a clinically significant reduction of the subject’s breast pain and tenderness using daily patient diaries. The secondary endpoint is a clinically significant reduction of the subject’s nodularity as measured by the physicians’ assessment. Symbollon estimates that enrollment of this Phase III trial will continue throughout 2006.

In 2006, we intend to start an open-label, single-center study that will focus on the treatment of women with proliferative benign breast disease with IoGen. Subjects will receive one 6.0 mg tablet of IoGen daily for one year. Scientific literature indicates that women with proliferative benign breast disease experienced an increased risk of breast cancer for up to 25 years. The response of the mammary gland to IoGen will be objectively evaluated using a PET tomography scanner. PET scan imaging will allow the physician to directly evaluate the effect of IoGen on the metabolic status of the proliferative benign breast tissue.

Other Potential Applications

We believe that our technology has potential applications in the development of a variety of human healthcare and other products such as dermatology, topical anti-infectives, oral care and hygiene products, wound care applications, and as a preventive for urinary tract infection. Given our limited resources, although certain preliminary research, development and regulatory activities may be undertaken by us in some of these potential product areas, our ability to fund the development and commercialization of such applications will depend in large part on entering into product development and commercialization agreements with corporate partners. During 2006, we intend to pursue clinical development of certain of these applications as resources allow.

Manufacturing and Supplies

The development and manufacture of our products are subject to good laboratory practices (“GLP”) and current good manufacturing practices (“cGMP”) requirements prescribed by the FDA and to other standards prescribed by the appropriate regulatory agency in the country of use. We currently produce IodoZyme in our Framingham facility. We have limited in-house manufacturing capacity, and if we continue to perform manufacturing activities in-house, additional manufacturing space and equipment may be necessary if capacity needs increase. See “Description of Property.”

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

Marketing and Distribution

In accordance with the marketing and supply agreement signed with West Agro, West Agro is marketing and distributing IodoZyme, and has agreed to market and distribute other potential cleaners, sanitizers and disinfectants covered by the agreement to dairy farms and dairy processing plants as Symbollon’s exclusive distributor. The principal market for IodoZyme is dairy farms. West Agro has indicated that it intends to stop selling IodoZyme after existing finished goods inventories are sold.

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

In the United States, human pharmaceuticals are subject to rigorous FDA regulation including preclinical and clinical testing. The process of completing clinical trials and obtaining FDA approvals for a new drug is likely to take a number of years, requires the expenditure of substantial resources and is often subject to unanticipated delays. There can be no assurance that any proposed product will receive such approval on a timely basis, if at all.

The steps required before new products for use in humans may be marketed in the United States include (i) preclinical trials, (ii) submission to the FDA of an Investigational New Drug (“IND”) application, which must be approved before human clinical trials commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) submission of a New Drug Application (“NDA”) for a new drug to the FDA and (v) FDA approval of the NDA prior to any commercial sale or shipment of the product.

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

All data obtained from development programs are submitted as an NDA to the FDA and the corresponding agencies in other countries for review and approval. FDA approval of the NDA is required before marketing may begin in the United States. Although the FDA’s policy is to review priority applications within 180 days of their filing, in practice longer times may be required. The FDA frequently requests that additional information be submitted, requiring significant additional review time. Essentially, all our proposed products will be subject to demanding and time-consuming NDA or similar approval procedures in the countries where we intend to market our proposed products. These regulations define not only the form and content of the development of safety and efficacy data regarding the proposed product, but also impose specific requirements regarding manufacture of the proposed product, quality assurance, packaging, storage, documentation and record keeping, labeling and advertising and marketing procedures. Effective commercialization also requires inclusion of our proposed products in national, state, provincial or institutional formularies or cost reimbursement systems.

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

Listing of United States Patents

Patent Number	Title	Issue Date
4,816,255	“Treatment of Iodine Deficiency Breast Syndrome”	March 28, 1989
4,937,072	“In Situ Sporicidal Disinfectant”	June 26, 1990

4,996,146	“Rapid Sterilization Enzymatic Process with Persistence”	February 26, 1991

5,055,287	“Methods to Control Color During Disinfecting Peroxidase Reactions”	October 8, 1991
5,171,582	“Treatment of Iodine Deficiency Diseases”	December 15, 1992
5,227,161	“Method to Clean and Disinfect Pathogens on the Epidermis by Applying a Composition Containing Peroxidase, Iodide Compound and Surfactant”	July 13, 1993
5,250,304	“Treatment of Iodine Deficiency Diseases”	October 5, 1993
5,370,815	“Viscous Epidermal Cleaner and Disinfectant”	December 6, 1994
5,389,385	“Treatment of Iodine Deficiency Diseases”	February 14, 1995
5,419,902	“Method for Inactivating Pathogens”	May 30, 1995
5,589,198	“Treatment of Iodine Deficiency Diseases”	December 31, 1996
5,629,024	“Method of Forming an Iodine Based Germicide Composition”	May 13, 1997

5,639,481	“Method for the Therapeutic Treatment of a Mammalian Eye”	June 17, 1997

5,648,075	“Iodine Based Germicidal Composition”	July 15, 1997

5,772,971	“Iodine-Based Microbial Decontamination System”	June 30, 1998

5,849,291	“Ophthalmic Non-Irritating Iodine Medicament”	December 15, 1998

5,885,592	“Method & Pharmaceutical Compositions for Oral Administration of Molecular Iodine”	March 23, 1999
5,910,318	“Treatment of Iodine Deficiency Diseases”	June 8, 1999
5,955,101	“Dry Starch-Iodine Pharmaceutical Formulations”	September 21, 1999
5,962,029	“Iodine Germicides that Continuously Generate Free Molecular Iodine”	November 5, 1999
6,019,970	“Treatment of Iodine Deficiency Diseases”	February 1, 2000
Re 36,605	“Reissue of 08/963,900 Method to Clean and Disinfect Pathogens”	March 7, 2000
6,248,335	“Stabilized Oral Pharmaceutical Composition Containing Iodide and Iodate”	June 19, 2001
6,261,577	“Non-Staining Topical Iodine Composition”	July 17, 2001
6,432,426	“Non-Staining Topical Iodine Composition and Method”	August 13, 2002

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

We are aware of a few companies that are or plan to develop drugs to treat FBD. Ascend Therapeutics, Herndon, Virginia, has completed phase II clinical trials using a selective estrogen receptor modulator to treat breast pain. FemmePharma, Inc., Wayne, Pennsylvania, is in preclinical testing evaluating a treatment for FBD. One other company, Mimetix Inc., has conducted human clinical trials in the United States and Canada utilizing an iodine-based compound for the treatment of FBD. We have purchased all of Mimetix’s assets, including their patient data and intellectual property, related to their iodine-based compound for the treatment of FBD. If any company receives marketing approval for its drug compound before we do, it could adversely affect our ability to receive marketing approval, or if approved, our ability to sell our product.

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

Employees

On December 30, 2005, our two officers resigned from their employment with us in order to avail themselves of their contractual rights to limit Symbollon’s recourse to collect certain promissory notes to the stock pledged. On December 30, 2005, the two officers returned their pledged stock and the promissory notes were cancelled. Therefore, as of December 31, 2005, we had one full-time employee. On January 3, 2006, we rehired our two officers to full-time employment. We have relationships with and from time to time engage the services of university professors and other qualified consultants to assist us in technological research and development. None of our employees are currently represented by a labor union. Management considers its employee relations to be good. We believe that our future success is dependent to a significant degree on our being able to continue to attract and retain skilled personnel.

Executive Officers

The Company's executive officers are:

Name	Age	Position with the Company

Paul C. Desjourdy	44	President, Chief Executive Officer,
		Chief Financial Officer, General
		Counsel, Treasurer and Director

Jack H. Kessler, Ph.D.	55	Executive Vice President, Chief
		Scientific Officer, Secretary and
		Chairman of the Board of Directors

Certain biographical information regarding each executive officer of the Company is set forth below:

Paul C. Desjourdy has served as Chief Executive Officer since June 2005, as President and General Counsel since December 1999, as Chief Financial Officer since July 1996, as Treasurer from May 1994, and as a director since August 1996. He held the titles of Chief Operating Officer from December 1999 to June 2005, Executive Vice President from July 1996 to December 1999, and Vice-President - Finance and Administration of the Company from September 1993 to June 1996. From September 1989 to September 1993, Mr. Desjourdy, a certified public accountant, was an attorney at the law firm of Choate Hall & Stewart.

Jack H. Kessler, Ph.D., is the founder of the Company and has served as Executive Vice President since June 2005, as Chief Scientific Officer, Secretary, and a director since the Company's move to Massachusetts in May 1991, and as Chairman of the Board of Directors since May 1996. Dr. Kessler held the title of Chief Executive Officer from December 1999 to June 2005, Executive Vice-President of the Company from May 1991 to December 1999, and from the Company’s formation in Illinois in 1986 until 1991 Dr. Kessler was the Company's sole stockholder and served as its sole officer and director. From January 1990 until May 1991, he served as principal systems engineer for Kollsman Manufacturing Company, a diagnostic instrument design and manufacturing company.

As previously reported on the Form 8-K filed on January 6, 2006, on December 30, 2005 Messrs. Desjourdy and Kessler resigned from their employment with Symbollon. On January 3, 2006, the Company entered into new employment agreements with them pursuant to which they were restored to their executive positions.

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

RISKS ABOUT OUR BUSINESS

Our ability to continue as a “going concern” is uncertain

Our financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Report of the Registered Independent Accountants included herein contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern. The notes to our financial statements addressed management’s plans to address our ability to continue as a going concern. We cannot assure you that our business plans will be successful in addressing these issues. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in our common stock. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We expect to incur additional losses in the future that will require us to raise funding

We have incurred a cumulative operating loss of $12,811,751 through December 31, 2005. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop IodoZyme, IoGen and other potential product formulations, and from the associated administrative and patent costs. We expect to incur additional operating losses over the next several years and expect cumulative losses to increase. In the next few years, we do not anticipate generating material revenues.

Based on the current status of our development efforts, we will not receive revenues or royalties from commercial sales of our drugs under development for a significant number of years, if at all. For at least the next few years, we do not expect any revenues from products currently in development. We will therefore need to raise additional funding or enter into development relationships with corporate partners to sustain our operations. If we fail to achieve profitable operations, raise additional funding to cover losses, or enter into new corporate partner relationships, we will not be able to sustain operations.

Sales from our only product will cease as our marketing partner has decided to discontinue offering it for sale

Our only source of product revenue is from a licensing relationship with West Agro, Inc. covering IodoZyme. They have decided to terminate their collaboration with us. West Agro has indicated that they plan to place orders for our remaining finished goods inventory of approximately $40,000 in 2006 and cease selling IodoZyme after such finished goods inventory has been sold.

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

If our corporate partner, Bioaccelerate, continues to have financial difficulty and we are not able to enter into a new corporate licensing relationship covering IoGen, it will be difficult to commercialize IoGen

We estimate that the cost to complete the development of IoGen will be approximately $12 million. We entered into a corporate licensing relationship with Bioaccelerate to help fund the commercialization of IoGen. Because of Bioacclerate’s continuing financial difficulties, they have not been able to fund an escrow account which would provide the necessary resources to complete the ongoing Phase III clinical trial for IoGen. We have sent a notice of default to Bioaccelerate regarding its failure to establish and fund the escrow as required by their agreement. Unless Bioaccelerate cures the existing defaults, Symbollon may terminate the agreement at any time and receive back all rights to IoGen it licensed to Bioaccelerate in the agreement. Without Bioaccelerate’s financial assistance, we do not have enough resources to support further clinical development of IoGen. Based on the present price and trading volume of our stock, it will be difficult for us to raise the additional capital to fund the development of IoGen which was to have been provided by Bioaccelerate. Given the large amount of resources required to complete the clinical development of IoGen, we will need to enter into a new licensing relationship to commercialize IoGen if Bioaccelerate is not able to meet its financial obligations under its licensing agreement.

We have limited data that IoGen will effectively treat fibrocystic breast disease

We did not conduct any animal or human studies to evaluate the potential effectiveness of IoGen before launching the Phase II trial. The Phase II clinical trial that we completed in 2000 generated the first data regarding the effectiveness of IoGen. The primary purpose of the Phase II trial was to evaluate the safety of IoGen. We believe that the Phase II data concerning the drug’s effectiveness indicate that IoGen can successfully treat cyclic pain and tenderness associated with fibrocystic breast, but we need to establish IoGen’s effectiveness in two well-controlled phase III clinical trials. We estimate that our investment in the IoGen development program has exceeded $5 million. We expensed these development costs as incurred. We do not have the necessary resources to fund further clinical trials for IoGen. If we are not able to secure the necessary resources from Bioaccelerate or by entering into another relationship with a corporate partner, our financial situation may force us to discontinue the IoGen development program.

If Bioaccelerate cannot meet its financial obligations or we cannot raise additional funds, then we will have to limit or cease our future activities

We have adequate cash resources to continue our base operations through the end of the second quarter of 2006. However, we do not have sufficient resources to pay for the ongoing IoGen Phase III clinical trial or any other remaining development activities required to commercialize IoGen. Bioaccelerate’s current financial situation limits their ability to meet its financial obligations to pay for the clinical development of IoGen. We will require substantial additional funds if Bioaccelerate cannot pay for the ongoing clinical development of IoGen or we decide to pursue the development of additional products. We currently estimate that approximately $12 million will be required over the next three years to complete the clinical development of IoGen.

We intend to seek additional funds for such future product development through public or private financing or collaborative or other arrangements with corporate partners. We believe that before we can enter into any significant new relationships, we will have to generate clinical results on our potential drugs. Our limited financial resources may require us to finance the cost of generating these results. We have had difficulty raising funds. During 2004, we attempted to raise approximately $2 million. We were only able to raise approximately $830,000. During 2005, Symbollon sold 1,642,795 shares of Class A Common Stock for gross proceeds of $853,957 (aggregate net proceeds were $800,585) in an offering exclusively to foreign investors pursuant to Regulation S offering.

Our common stock was delisted from the Nasdaq SmallCap market in December 2002. Our common stock is currently traded on the OTC Bulletin Board, is thinly traded, and is subject to the “penny stock rules.” There is very little market support for our common stock. So long as these conditions exist, future financings will continue to be difficult. This could impact the terms and conditions upon which we are able to sell securities and raise funds. In light of the lack of support for our common stock price, any funds raised through equity financing would likely be at below market and dilutive to our existing stockholders. If adequate funds are not available when needed, we would be forced to limit the scope of our development or perhaps cease operations. We cannot assure you that we will be able to raise the necessary financing on acceptable terms, or at all, or succeed in entering into a successful corporate partnering relationship. As indicated above, our registered independent accountant’s report on our financial statements includes a “going concern” qualification.

We lack the resources to conduct the necessary clinical trials required prior to commercial sales of our potential drugs

Any drug candidates we develop will require significant additional research and development efforts, including extensive preclinical (animal and in vitro data) and clinical testing and regulatory approval, prior to commercial sale. Our only active drug development effort is IoGen. Bioaccelerate is obligated to pay for all future clinical trials concerning IoGen for the breast pain indications. Our ability to conduct the necessary clinical trials for IoGen for the indication of breast pain depends on Bioaccelerate’s financial situation or our generating the resources required to pay for this from future revenues, financings or licensing or collaboration relationships. We may not be able to generate the necessary financial resources or enter into the necessary relationships.

We may lose control over development and commercialization of drugs after we license them

A key element of our strategy has been to fund most of our product development programs through collaborative agreements with larger pharmaceutical companies. As part of these licensing relationships we may have to grant to the other party control over the development and commercialization process. For example, a potential corporate partner may be responsible for:

•	conducting preclinical and clinical trials;
•	obtaining required regulatory approvals of drug candidates;
•	manufacturing any resulting products; and
•	commercializing any resulting products.

The potential corporate partner may not be obligated to develop or commercialize any drug candidates under the collaboration. The potential corporate partner alone could control the amount and timing of resources dedicated by it to the program. Accordingly, the potential corporate partner would control the development program. Moreover, the potential corporate partner may view certain drug candidates developed utilizing Symbollon’s technology as competitive with its own drugs or drug candidates. Accordingly, the potential corporate partner may develop its existing or alternative technologies in preference to the drug candidates based on our technology. In addition, the potential corporate partner may have the right to terminate the relationship at any time. Without the involvement of a corporate partner, our limited resources would severely hamper our ability to develop a product.

Pursuant to our licensing and co-marketing agreement with Bioaccelerate they have responsibility for all cost necessary to complete the clinical development and commercialization of IoGen for the treatment of breast pain (though as stated above, Bioaccelerate has not been able to meet its financial obligations to us). While we are overseeing the clinical development activities, the parties must jointly agree on the clinical activities to be undertaken.

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

If the FDA does not allow us to use the Mimetix patient data, then the cost of the IoGen clinical development will increase significantly

The FDA has informed us that prior to filing for marketing approval for IoGen, we must successfully complete two Phase III efficacy trials, one two-year toxicity study in rodents and dose approximately 1,500 patients. We currently estimate that approximately $12 million will be required over the next three years to complete the clinical development of IoGen. This estimate assumes that we will be able to submit to FDA certain patient data we obtained from Mimetix, Inc. If FDA does not accept the Mimetix patient data, then the cost of the IoGen clinical development will significantly increase to approximately $20 million. This would also delay our ability to receive marketing approval.

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

We depend on two of our employees for our future success; the loss of either of them could adversely effect our ability to succeed

Our success depends to a significant extent on the performance and continued service of two of our employees, our Chief Executive Officer, President and Chief Financial Officer, Mr. Paul C. Desjourdy and our Chief Scientific Officer, Jack H. Kessler, Ph.D. The loss of the services of either of our senior officers would disrupt our operations and would adversely effect our efforts to commercialize new products while we worked to replace those employees. We do not maintain "key man" life insurance on any of our employees. As a result, if any of our key employees were to die or become unable to provide services for us, our operations would be disrupted and we would have no means of recovering any resulting losses.

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

We may never receive a benefit from our net operating losses

We have not recognized any benefit from the future use of existing NOL carryforwards. We have not recognized any such benefit because our evaluation of all the available evidence does not indicate that it is more likely than not that we will generate sufficient future taxable income to realize such benefit. We had federal income tax NOL carryforwards of approximately $12.3 million at December 31, 2005. Our NOL carryforwards will begin to terminate in 2008 to the extent they have not been used to reduce taxable income prior to such time. Our ability to use our NOL carryforwards to reduce taxable income is dependent upon, among other things, our not experiencing an "ownership change" of more than 50 percent during any three-year testing period as defined in the Internal Revenue Code. While we have not made the necessary determination, we likely have experienced an ownership change in the past, and, if not, could very likely experience an ownership change from future sales of our securities. If we have, or if we do, experience an ownership change of more than 50 percent as defined in the Internal Revenue Code, it could substantially limit the availability of our NOL carryforwards.

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

We may sell additional shares in the future, which could cause the price of our securities to decline

We currently have 93,750,000 shares of Class A Common Stock, 1,250,000 shares of Class B Common Stock and 5,000,000 shares of preferred stock authorized. According, we have substantial amounts of authorized but unissued capital stock. Our Certificate of Incorporation, as amended, and applicable provisions of Delaware law provide that we may issue authorized capital stock at the approval of our Board of Directors, and no stockholder vote or other form of stockholder approval is required for us to issue such capital stock. Consequently, we could issue shares of either class of our common stock or our preferred stock in connection with future financings or acquisitions or in conjunction with equity compensation arrangements. The offering prices in connection with those future issuances could be less than the current sales prices of our securities. Any future issuances of any of our securities could cause the trading price of our securities to decline.

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

Resales of our shares could adversely affect the market price for our stock

A substantial number of shares issued in our 2004 private placement and the Mimetix transaction are currently eligible for resale under a resale registration statement for these shareholders. Also, a substantial number of shares issued in our 2005 Regulation S offering will be eligible for resale during 2006 under Rule 144 (under which, in the case of Symbollon, generally a person who has beneficially owned for at least one year shares acquired in a non-public transaction, or a person who may be deemed to be an affiliate of Symbollon, is entitled to sell within any 3-month period a number of shares that does not exceed 1% of the then outstanding shares of common stock; and after two years non-affiliates can freely re-sell). If we are able to sell additional shares to meet our pressing need for financing, these purchasers would likely also receive registration rights. A resale registration statement might also include substantial numbers of shares held by our affiliates, including our executive officers. Resales of substantial numbers of shares (including shares purchased at less than current market prices) pursuant to any such resale registration statement or even under Rule 144 could adversely affect the market price for our common stock.

Item 2. Description of Property

We lease approximately 5,400 square feet of office, research and development and manufacturing space in Framingham, Massachusetts for a current base annual rental of approximately $38,000 increasing $0.25 per square foot each year effective September 1. The lease expires on August 31, 2007. As of December 31, 2005, future minimum payments under our non-cancellable operating lease total $67,000. We believe that this space is suitable and adequate for our current needs.

Item 3. Legal Proceedings

We are not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) Price Range of Securities

Our Class A Common Stock has traded on the OTC Bulletin Board under the symbol “SYMBA.” There can be no assurance that we will continue to be traded on the OTC Bulletin Board. The following sets forth the high and low sales prices for the Class A Common Stock for each of the quarterly periods during fiscal 2005 and 2004, as reported by the OTC Bulletin Board.

	Fiscal 2005		Fiscal 2004
	High	Low	High	Low

First quarter	$ 1.70	$ 0.95	$ 5.00	$ 0.17
Second quarter	1.95	1.15	2.25	1.10
Third quarter	1.80	0.80	2.45	1.01
Fourth quarter	1.58	0.65	2.00	1.10

There are no outstanding shares of our Class B Common Stock.

(b) Approximate Number of Equity Security Holders

Based upon information supplied by our transfer agent, we believe that there were over 300 record holders of our Class A Common Stock as of March 30, 2006. Based upon information supplied by our transfer agent, we believe that the number of beneficial holders of the Company's Class A Common Stock as of March 30, 2006 is in excess of 700.

(c) Dividends

We have never paid a cash dividend on any class of our common stock and anticipate that for the foreseeable future any earnings will be retained for use in our business and, accordingly, do not anticipate the payment of cash dividends.

(d) Recent Sales of Unregistered Securities

On December 1, 2004, we entered into a services agreement with Dr. Bernard A. Eskin. In accordance with the services agreement, and as consideration for the services provided by Dr. Eskin, we issued 5,000 shares of Class A common stock on December 1, 2005. The shares were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

From December 2005 through March 2006, we issued 615,461 shares of Class A common stock and a like number of warrants for $332,775 in cash and $67,275 in prepaid consulting services upon exercise of warrants. The new warrants entitle the holder thereof to purchase from September 1, 2006 up to February 28, 2009 a share of Class A common stock at a price of sixty-five cents ($0.65) per share. The shares were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

Item 6. Management's Discussion and Analysis or Plan of Operation

The following discussion contains forward-looking statements which involve risks and uncertainties. See “Special Note Regarding Forward Looking Statements” and “Risk Factors” above in this Annual Report on Form 10-KSB.

Overview

We are a specialty pharmaceutical company. We have a formulation iodine-based proprietary technology that has potential product applications in the areas of infection control and women’s healthcare. In 1995, we launched our first commercial product, IodoZyme. Through December 31, 2005, it has generated approximately $2.8 million in sales. IodoZyme is being discontinued by our marketing partner.

Since 2000, we have concentrated our product development efforts on the proposed product application for the treatment of fibrocystic breast disease. We believe we have adequate cash reserves to continue base operations through the second quarter of 2006. In order for us to continue the clinical development of IoGen, Bioaccelerate, our corporate partner for IoGen, must be able to meet its financial obligations under its licensing and co-marketing agrrement and we must raise additional resources. If Bioaccelerate cannot pay for the clinical development of IoGen and we cannot secure additional resources before existing resources are exhausted, we will have to curtail, or perhaps cease, operations.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern. We had net losses of $645,973 and $2,647,108 and negative cash flows from operations of $898,465 and $805,108 for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, we had an accumulated deficit of $12,811,751 and working capital of $436,950. These factors raise substantial doubt as to our ability to continue as a going concern.

The application of the going concern concept is dependent upon our ability to receive continued financial support from our creditors, stockholders and external investors and the financial ability of our IoGen corporate partner to help complete the development and commercialization of IoGen. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities in other than the normal course of operations. Management plans to obtain equity and debt financing from external investors and to actively pursue a new partner to help complete the development and commercialization of IoGen if our present partner is not able to meet its financial obligations to pay for IoGen’s clinical development.

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

Revenue recognition - The Company recognizes revenue from its product sales and corporate partnerships in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. As discussed further below, the Company has assessed collectibility under the Bioaccelerate arrangement as being uncertain and recognized revenue upon cash receipt.

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

Results of Operations

Fiscal 2005 versus Fiscal 2004

Symbollon's net loss in fiscal 2005 was $645,973, reflecting a decrease of $2,001,135 or 75.6% from a net loss of $2,647,108 in fiscal 2004. This decreased loss resulted primarily from decreased clinical development expenses related to the expensing of certain intangible assets acquired from Mimetix Inc. and manufacturing costs associated with the production of clinical trial materials of IoGen, variable accounting for certain stock options, and increased research and development collaboration revenues from our IoGen corporate partner, partially offset by increased salaries and related employee expenses and facility expenses previously allocated to manufacturing.

Product revenues from sales of IodoZyme (our bovine teat sanitizer) decreased by $109,883 or 68.9% from $159,510 in fiscal 2004 to $49,627 in fiscal 2005. The decreased revenues resulted primarily from significantly decreased demand for IodoZyme. In March 2005, West Agro informed Symbollon that it plans to discontinue selling the product after the disposition of the remaining finished goods inventory. At December 31, 2005, finished goods inventory was approximately $40,000.

In April 2005, Symbollon and Bioaccelerate formed an exclusive worldwide licensing and co-marketing agreement for IoGen for the treatment of cyclic mastalgia associated with FBD. Under the terms of the agreement, Bioaccelerate is responsible for the development and commercialization expenses of IoGen. Pursuant to the agreement with Bioaccelerate, Bioaccelerate is required to fund an escrow account to cover the cost of the clinical development of IoGen. To date, Bioaccelerate has not funded the escrow account as required by the agreement. The Company has sent a notice of default to Bioaccelerate regarding its failure to establish and fund the escrow as required by the agreement. However, Bioaccelerate has paid Symbollon directly $400,000 for clinical cost incurred in 2005 under the agreement. Due to uncertainty concerning collectibility, the Company now recognizes revenue under this arrangement as cash is collected. As of December 31, 2005, the Company has incurred costs of $84,583 that are eligible for reimbursement, for which the Company has not recognized revenue.

Cost of goods sold for IodoZyme decreased by $93,651 or 65.9% from $142,110 in fiscal 2004 to $48,459 in fiscal 2005. The gross profit margin on product sales decreased from 10.9% in fiscal 2004 to 2.4% in fiscal 2005. The decreased profit margin resulted primarily from the writedown of finished goods to resale value.

Research and development expenses decreased by $753,808 or 51.3% from $1,470,046 in fiscal 2004 to $716,238 in fiscal 2005. The decrease resulted primarily from decreased clinical development expenses related to the expensing of $935,000 for clinical trial data acquired from Mimetix and manufacturing cost of approximately $161,000 associated with the production of clinical trial materials for the IoGen program, partially offset by increased cost associated with our ongoing Phase III clinical trial. As we continue the clinical development of IoGen and other compounds, we anticipate that our research and development expenses will increase.

General and administrative expenses increased by $28,325 or 4.7% from $605,409 in fiscal 2004 to $633,734 in fiscal 2005. The increase resulted primarily from increased salaries and related expenses. We anticipate that general and administrative expenses in 2006 will increase slightly based on anticipated increases in salaries and consulting services.

As a result of our repricing of stock options in November 2003, some of our outstanding stock options are subject to variable plan accounting which requires us to measure the intrinsic value of the repriced options through the earlier of the date of exercise, cancellation or expiration at each reporting date. Operating results for fiscal 2005 include a credit of $296,749 as a result of changes in the intrinsic value of these options, compared to an expense of $593,749 for fiscal 2004. We expect that compensation charges and credits may occur in the future based upon changes in the fair value of our stock options.

The Company’s interest income increased by $1,386 or 29.5% from $4,696 in fiscal 2004 to $6,082 in fiscal 2005. This increase resulted from an increase in interest rates throughout 2005.

Financial Condition, Liquidity and Capital Resources

    We have funded our activities primarily through proceeds from private and public placements of equity securities. During 1999, we sold 836,685 shares of common stock, together with warrants for a like number of shares, in a private placement, realizing net proceeds of approximately $1,356,000. During 2000, we received net proceeds of approximately $1,761,000 from the exercise of 586,910 warrants issued as part of the 1999 private placement. During 2004, we sold 1,261,692 shares of common stock, together with 630,846 warrants, in a private placement, for net proceeds of approximately $634,000 in cash and approximately $186,000 in prepaid services for manufacturing, consulting and clinical trial expenses. During 2005, Symbollon sold 1,642,795 shares of Class A Common Stock for gross proceeds of $853,957 (aggregate net proceeds were $800,585) in an ongoing offering exclusively to foreign investors pursuant to Regulation S offering. From December 2005 through March 2006, we issued 615,461 shares of Class A common stock and a like number of warrants for $332,775 in cash and $67,275 in prepaid consulting services upon exercise of warrants.

    During 2005, we continued to incur operating losses and have incurred a cumulative loss through December 31, 2005 of $12,811,751. As of December 31, 2005, we had working capital of $436,950. We believe that we have the necessary liquidity and capital resources to sustain planned operations through the second quarter of 2006. On April 12, 2005, Symbollon entered into an exclusive worldwide licensing and co-marketing agreement covering the use of IoGen for the treatment of cyclic pain and tenderness in humans with Bioaccelerate Holdings Inc. Under the terms of the agreement, Bioaccelerate is responsible for the development and commercialization expenses of IoGen. With the execution of the licensing agreement, we initiated a Phase III clinical trial for IoGen. Pursuant to the agreement with Bioaccelerate, Bioaccelerate is required to fund an escrow account to cover the cost of the clinical development of IoGen. We have sent a notice of default to Bioaccelerate regarding its failure to establish and fund the escrow as required by the agreement. To date, Bioaccelerate has not funded the escrow account as required by the agreement. However, Bioaccelerate has paid Symbollon directly $400,000 for clinical cost incurred in 2005 under the agreement. Our planned operations for 2006 include completing the ongoing Phase III IoGen clinical trial and securing additional resources to sustain our operations and, if Bioaccelerate is not financially able to meet its obligations, to complete the clinical development of IoGen with other funding. We may not, however, be able to raise such alternative funding. We estimate that it will cost approximately $12 million to complete the clinical development of IoGen. Until we secure additional financial resources, we will not be able to pursue significant clinical development of new product applications based on our technology. If we cannot secure additional resources before existing resources are exhausted, which is estimated to occur before the end of the second quarter of 2006, we will have to curtail, or perhaps cease, operations.

The report of our registered independent accountants on our financial statements for the years ended December 31, 2005 and 2004 contains an explanatory paragraph, which indicates that we have incurred recurring losses and have an accumulated deficit that raises substantial doubt about our ability to continue as a going concern. This report is not viewed favorably by analysts or investors and may make it more difficult for us to raise additional debt or equity financing needed to continue our operations.

During 2006, we are committed to pay approximately $455,000 as compensation to our current executive officers and approximately $40,000 for lease payments on our facilities. We have no other material capital expenditures planned during fiscal 2006. At December 31, 2005, we had a net operating loss carryforward for federal income tax purposes of approximately $12,315,000 expiring at various dates through 2025 (from which, however, we may never receive a benefit).

Off Balance Sheet Arrangements

None.

Item 7. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Symbollon Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Symbollon Pharmaceuticals, Inc., as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Symbollon Pharmaceuticals, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about the entity’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ /Vitale, Caturano & Company, Ltd.

VITALE, CATURANO & COMPANY, LTD.

February 16, 2006
Boston, Massachusetts

Symbollon Pharmaceuticals, Inc.

Balance Sheets

	Year Ended December 31,
	2005	2004

Assets

Current assets:
Cash and cash equivalents	$312,617	$427,124
Accounts receivable	234,583	-
Inventory	39,833	72,783
Prepaid expenses	95,446	188,469

Total current assets	682,479	688,376

Equipment and leasehold improvements, net of
accumulated depreciation and amortization	24,021	38,352

Other assets:
Patent and trademark costs, net of accumulated
amortization	365,068	385,726
Deposit	2,364	2,364

	$1,073,932	$1,114,818

Symbollon Pharmaceuticals, Inc.

Balance Sheets
(Continued)

	Year Ended December 31,
	2005	2004

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$16,999	$21,326
Accrued clinical development expenses	119,492	125,327
Deferred research and development collaboration revenue	84,583	-
Other current liabilities	24,455	19,823

Total current liabilities	245,529	166,476

Commitments (Notes 6, 7 and 10)

Stockholders’ equity:
Common stock, Class A, par value $.001 per share, 93,750,000 shares authorized, 7,323,661 and 6,114,761 shares issued and outstanding
as of December 31, 2005 and 2004, respectively	7,324	6,115
Convertible common stock, Class B, par value $.001
per share, 1,250,000 shares authorized and unissued	-	-
Preferred stock, par value $.001 per share, 5,000,000 shares
authorized and unissued	-	-
Additional paid-in capital	13,632,830	13,942,565
Accumulated deficit	(12,811,751)	(12,165,778)

	828,403	1,782,902
Common stock subscriptions receivable	-	(834,560)

Total stockholders' equity	828,403	948,342

	$1,073,932	$1,114,818

See accompanying notes to financial statements.

Symbollon Pharmaceuticals, Inc.

Statements of Operations

	Year Ended December 31,
	2005	2004

Revenue:
Net product sales	$49,627	$159,510
Research and development collaboration revenue	400,000	-

Total revenues	449,627	159,510

Operating expenses:
Cost of goods sold	$48,459	$142,110
Research and development costs	716,238	1,470,046
General and administrative expenses	633,734	605,409
Stock-based compensation from repriced options (1)	(296,749)	593,749

Total operating expenses	1,101,682	2,811,314

Loss from operations	(652,055)	(2,651,804)

Interest income	6,082	4,696

Net loss	$(645,973)	$(2,647,108)

Basic and diluted net loss per share of
common stock	$(0.09)	$(0.53)

Weighted average number of common shares
outstanding - basic and diluted	7,081,907	4,963,470

(1) The following summarizes the allocation of
stock-based compensation:
Cost of goods sold	$(125,513)	$220,285
Research and development costs	(58,173)	138,603
General and administrative expenses	(113,063)	234,861

Total	$(296,749)	$593,749

See accompanying notes to financial statements.

Symbollon Pharmaceuticals, Inc.

Statements of Stockholders’ Equity

	Common Stock				Common
	$.001 Par Value		Additional		Stock
	Class A		Paid-in	Accumulated	Subscriptions
	Shares	Amount	Capital	Deficit	Receivable	Total

Balance, December 31, 2003	4,196,204	4,196	$11,435,193	$(9,518,670)	$(834,560)	$1,086,159
Issuance of Shares – Acquired Research	550,000	550	934,450	-	-	935,000
Issuance of Shares – Equity Line	6,865	7	9,918	-	-	9,925
Issuance of Shares – Private Placement	1,261,692	1,262	820,355	-	-	821,617
Issuance of Shares – Consultants	100,000	100	148,900	-	-	149,000
Stock Based Compensation			593,749	-	-	593,749
Net loss for the year				(2,647,108)	-	(2,647,108)

Balance, December 31, 2004	6,114,761	6,115	$13,942,565	$(12,165,778)	$(834,560)	$948,342
Issuance of Shares – Warrant Exercise	4,000	4	2,596	-	-	2,600
Issuance of Shares – Foreign Stock Sale	1,642,795	1,643	798,942	-	-	800,585
Issuance of Shares – Consultants	25,000	25	19,573	-	-	19,598
Return of Shares – Executives Loans	(462,895)	(463)	(834,097)	-	834,560	-
Stock Based Compensation			(296,749)	-	-	(296,749)
Net loss for the year				(645,973)	-	(645,973)

Balance, December 31, 2005	7,323,661	7,324	$13,632,830	$(12,811,751)	$-	$828,403

See accompanying notes to financial statements.

Symbollon Pharmaceuticals, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2005	2004
Cash flows from operating activities:

Net loss	$(645,973)	$(2,647,108)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock-based compensation	(296,749)	593,749
Issuance of securities for services rendered	19,598	336,317
Issuance of common stock for acquired research and development	-	935,000
Depreciation and amortization	54,216	53,726
Changes in operating assets and liabilities:
Accounts receivable	(234,583)	100,189
Inventory	32,950	(48,887)
Prepaid expenses	93,023	(160,875)
Accounts payable and other current liabilities	79,053	32,781
Net cash used in operating activities	(898,465)	(805,108)

Cash flows from investing activities:

Purchase of equipment and leasehold improvements	(4,005)	(1,442)
Patent and trademark cost additions	(15,222)	(28,448)
Net cash used in investing activities	(19,227)	(29,890)

Cash flows from financing activities:

Issuance of common stock and warrants	803,185	644,225
Net cash provided by (used in) financing activities	803,185	644,225

Net decrease in cash and cash equivalents	(114,507)	(190,773)

Cash and cash equivalents, beginning of period	427,124	617,897

Cash and cash equivalents, end of period	$312,617	$427,124

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

The success of future operations is subject to a number of risks similar to those of other companies in the same stage of development. Principal among these risks are the Company’s cumulative operating losses, no assurance of profitable future operations, early state of market development, competition from substitute products or larger companies, dependence on key personnel and the uncertainty of additional future financing as needed.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern. We had net losses of $645,973 and $2,647,108 and negative cash flows from operations of $898,465 and $805,108 for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, we had an accumulated deficit of $12,811,751 and working capital of $436,950. These factors raise substantial doubt as to our ability to continue as a going concern.

The application of the going concern concept is dependent upon the Company’s ability to receive continued financial support from the Company’s creditors, stockholders, external investors and IoGen commercialization partner. The Company has sent a notice of default to the IoGen partner regarding its failure to establish and fund the escrow as required by the licensing agreement. Unless the IoGen partner cures the existing defaults, the Company may terminate the licensing agreement at any time and receive back all rights to IoGen it licensed to the IoGen partner in the agreement. (See Note 13) If the Company’s IoGen commercialization partner continues to have financial difficulties, we may need to secure a new partner to help complete the development and commercialization of IoGen. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern and, therefore, be required to realize the Company’s assets and discharge the Company’s liabilities in other than the normal course of operations. Management plans to obtain equity and debt financing from external investors, and if necessary, to actively pursue a new partner to help complete the development and commercialization of IoGen.

Management believes the plan described above will be sufficient to meet the Company’s liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management's plan will be successful. Failure to obtain the support of additional external investors to finance the Company’s operations will cause us to curtail operations and impair the Company’s ability to continue as a going concern.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

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
Concentration of Credit Risks
The Company has one customer for its product, IodoZyme. The customer’s financial condition is reviewed on an ongoing basis, and collateral is not required. The Company believes a reserve for potential credit losses is not necessary as of December 31, 2005 and 2004.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customer’s financial condition and generally does not require collateral. Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, if any, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, it believes an allowance for doubtful accounts is not necessary as of December 31, 2005 and 2004. However, actual write-offs might exceed the Company’s estimates.

Inventory	Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.

Long-Lived Assets
Long-lived assets, such as intangible assets and property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. The Company does not believe that any of its long-lived assets are impaired at December 31, 2005 or 2004.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

2. Summary of Significant Accounting Policies (Continued)
Depreciation and Amortization
Equipment is stated at cost and is depreciated over its estimated useful life (ranging from 5-7 years) using the straight-line method. Leasehold improvements are stated at cost and are being amortized by the straight-line method over the 10 year term of the lease which is less than their estimated useful lives.

Intangible Assets
Intangible assets subject to amortization consist of patents and trademarks that have estimated useful lives ranging from 12-17 years and a weighted average useful life of 9.9 years. Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is rejected or there are other circumstances that indicate that the asset is impaired (as described above).

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
Revenue Recognition
The Company recognizes revenue from its product sales and licensing arrangements in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Due to uncertainty concerning collectibility, the Company now recognizes revenue its licensing arrangement with Bioaccelerate as cash is collected. As of December 31, 2005, the Company has incurred costs of $84,583 that are eligible for reimbursement, for which the Company has not recognized revenue.

Research and Development
Research and development costs are expensed as incurred. On May 28, 2004, the Company completed the acquisition of certain assets of Mimetix Inc., a privately held company, and other related parties associated with their iodine drug development efforts in women’s healthcare for 550,000 shares of Symbollon’s Class A common stock. The assets primarily consisted of clinical trials results and data with no future alternative use to the Company.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

2. Summary of Significant Accounting Policies (Continued)
Research and Development (Continued)	Accordingly, the cost of $935,000 is included as research and development costs for the year ended December 31, 2004 in the accompanying statement of operations.
Stock-Based Compensation
The Company accounts for its stock-based compensation plan using the intrinsic value method. The Company provides pro forma disclosures for compensation expense under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” If the Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards granted under the plans, consistent with the method prescribed by SFAS No. 123, the effect on net loss and earnings per share would have been as follows:

December 31,	2005	2004

Net loss	$ (645,973)	$(2,647,108)

Adjustments:
Stock-based employee compensation
expense included in reported net
income, net of related tax effects	(296,749)	593,749

Total stock-based employee
compensation determined under fair
value method of all awards, net of
related tax effects	(118,029)	(79,379)

Proforma net loss	$ (1,060,751)	$(2,132,738)

Basic and diluted loss per share:
As reported	$ (.09)	$ (.53)
Pro forma	$ (.15)	$ (.43)

The fair value of the Company’s stock options used to compute the pro forma net loss and net loss per share disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2005 and 2004, respectively: dividend yield of 0% for both years; expected volatility between 220% and 236% and between 260% and 270%, respectively; a risk-free interest rate of between 3.93 and 4.30 and 4.00%, respectively, and an expected holding period between 7 and 9 years and between 8 and 9 years, respectively.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

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

Recent Accounting Standards
In December 2004, the FASB issued SFAS NO. 123(R), “Share Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. It requires an entity to measure the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize that cost over the service period. This statement is effective for small business issuers for the first fiscal year beginning after December 15, 2005. Accordingly, the Company will adopt its provisions effective January 1, 2006. The Company has not yet determined the impact that adoption of this statement will have on its financial position or results of operations.

3. Inventory	Inventory consists of the following:

December 31,	2005	2004
Raw materials	$ -	$72,092
Finished goods	39,833	691
	$39,833	$72,783

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

4. Equipment and Leasehold Improvements	Equipment and leasehold improvements are stated at cost and consist of the following:

December 31,	2005	2004

Equipment and fixtures	$195,465	$ 191,460
Leasehold improvements	63,146	63,146

	258,611	254,606
Less accumulated depreciation and
amortization	234,590	216,254

Equipment and leasehold improvements, net	$ 24,021	$ 38,352

Depreciation expense for the years ended December 31, 2005 and 2004 totaled $18,336 and $19,576, respectively.
5. Patent and Trademark Costs	Patent and trademark costs consist of the following:

December 31,	2005	2004

Patent costs	$528,743	$513,521
Trademark costs	2,444	2,444
	531,187	515,965
Less accumulated amortization	166,119	130,239
Patent and trademark cost, net	$365,068	$385,726

Amortization expense related to these assets is estimated to be approximately $36,350 per year in fiscal years 2005 through 2009. Amortization expense for the years ended December 31, 2005 and 2004 totaled $35,880 and $34,150, respectively.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

6. Stockholders’ Equity
Capital Stock
The Company has authorized 93,750,000 shares of Class A common stock, 1,250,000 shares of Class B common stock and 5,000,000 shares of preferred stock. The Class A and Class B common stock are substantially identical except that holders of Class A common stock have the right to cast one vote for each share held and the Class B shareholders have the right to cast five votes for each share held. As of December 31, 2005 and 2004, there were no shares of Class B common stock issued and outstanding. The preferred stock may be issued in series, and shares of each series will have such rights and preferences as are fixed by the Company’s Board of Directors. As of December 31, 2005 and 2004, there were no shares of preferred stock issued and outstanding.

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

The redeemable warrants entitle the holder thereof to purchase at any time up to February 28, 2006 (which was extended to March 31, 2006) a share of Class A common stock at a price of sixty-five cents ($0.65) per share. As of December 31, 2005, redeemable warrants covering 4,000 shares were exercised, netting the Company $2,600 in cash. From January 2006 through March 2006, redeemable warrants covering an additional 611,461 shares were exercised, netting the Company $330,175 in cash and $67,275 in prepaid consulting services. In connection with the exercise of the redeemable warrants, the Company issued 615,461 warrants entitling the holder thereof to purchase from September 1, 2006 to February 28, 2009 a share of Class A common stock at a price of sixty-five cents ($0.65) per share. The new warrants will only become exercisable if the holder thereof does not sell any of the shares acquired by the holder in the 2004 private placement and upon exercise of the holder’s redeemable warrants.

The Company accounts for certain of the shares and warrants issued for prepaid services under Emerging Task Force Issue 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18). Accordingly, the Company has recognized approximately $28,000 and $120,250 of expense related to these shares and warrants for the years ended December 31, 2005 and 2004, respectively, in the accompanying statement of operations.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

6. Stockholders’ Equity (Continued)
Issuance of Common Stock and Common Stock Purchase Warrants (Continued)
In January, 2004 the Company issued options to purchase 50,000 shares of common stock at $0.25 per share to a consultant hired by the Company. The options vested 25,000 on June 30, 2004 and 25,000 on December 31, 2004. Pursuant to the consulting agreement, the first traunche of 25,000 shares was issued for no cash consideration, as the $6,250 exercise price was earned as a bonus for services rendered, because the Company’s average closing price for the three months ended June 30, 2004 was greater than $0.50 per share. The second traunche of 25,000 shares was also exercised for no cash consideration as the $6,250 exercise price was earned as a bonus for services rendered, because the Company’s average common stock closing price for the three months ended December 31, 2004 was greater than $0.75 per share. The Company accounts for these options under EITF 96-18. Accordingly, the Company has recognized approximately $78,750 of expense related to these options for the year ended December 31, 2004, included in general and administrative expenses in the accompanying statement of operations.

On December 1, 2004, we entered into a services agreement with a doctor. In accordance with the services agreement, and as consideration for the services to be provided by the doctor, we agreed to issue 5,000 shares of Class A common stock upon execution, and on each of the first and second anniversaries of the agreement. The Company accounts for these shares under EITF 96-18. Accordingly, the Company has recognized approximately $5,350 and $7,250 of expense related to these shares for the years ended December 31, 2005 and 2004, respectively, included in research and development expenses in the accompanying statements of operations.

On December 16, 2004, we entered into a services agreement with CEOcast, Inc. In accordance with the services agreement, and as partial consideration for the services provided by CEOcast, Inc., we agreed to issue 45,000 shares of Class A common stock upon execution. The Company accounts for these shares under EITF 96-18. Accordingly, the Company has recognized approximately $57,750 and $5,250 of expense related to these shares for the years ended December 31, 2005 and 2004, respectively, included in general and administrative expenses in the accompanying statements of operations.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

6. Stockholders’ Equity (Continued)
Issuance of Common Stock and Common Stock Purchase Warrants (Continued)
During 2005, Symbollon sold 1,642,795 shares of Class A Common Stock for gross proceeds of $853,957 (aggregate net proceeds were $800,585) in an offering exclusively to foreign investors pursuant to Regulation S.

On September 15, 2005, we entered into a services agreement with Premier Funding Services LLC. In accordance with the services agreement, and as partial consideration for the services provided by the vendor, we agreed to issue 20,000 shares of Class A common stock and warrants to purchase 40,000 shares of Class A common stock upon execution of the agreement. The Company accounts for these shares under EITF 96-18. Accordingly, the Company has determined the fair value of the shares and warrants to be $42,458 and has recognized $12,384 of expense related to these shares and warrants for the year ended December 31, 2005, included in general and administrative expenses in the accompanying statement of operations. The remaining fair value of the shares and warrants has been recorded as a prepaid expense at December 31, 2005 and will be amortized in 2006 over the remaining service agreement term.

Common Stock Subscriptions Receivable
In January 2001, certain officers of the Company entered into Promissory Notes and Pledge Agreements (the “Notes”) with the Company totaling $834,560 in exchange for 462,895 shares of Class A common stock acquired through the exercise of vested stock options. The Notes bore interest at a fixed rate of 5.61% and were due in full on December 31, 2005. The Notes were collateralized by the 462,895 shares of Class A common stock and the Company had full recourse to pursue collection in the event of default. The Company’s recourse was limited to the pledged stock in the event that the officer is no longer employed with the Company and if the then market value of the pledged stock is less than the outstanding principal and accrued but unpaid interest on the officer’s Note. The Company accounted for the Notes under FIN 44 “Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)” (FIN 44) and Emerging Issues Task Force Issue No. 00-23 “Issues Related to the Accounting of Stock Compensation Under APB Opinion No. 25 and FASB Interpretation 44” as variable arrangements. Pursuant to these pronouncements, no compensation cost was recognized in 2005 or 2004.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

6. Stockholders’ Equity (Continued)
Common Stock Subscriptions Receivable (Continued)
On December 30, 2005, the officers resigned from their employment with the Company in order to avail themselves of their contractual rights to limit the Company’s recourse to collect the Notes to the pledged stock. On December 30, 2005, the two officers returned their stock and the Notes were cancelled. The officers were subsequently rehired on January 3, 2006 under new employment agreements.

Investment Agreement
On October 1, 2003, the Company entered into an Investment Agreement with Dutchess Private Equities Fund, L.P. (Dutchess). Pursuant to the Investment Agreement, the Company may, at its discretion, periodically put to Dutchess shares of its Class A common stock at a price equal to 95% of the average of the three lowest closing bid prices on the Over-the-Counter Bulletin Board for the five days immediately following the date that the Company gives its notice to Dutchess of its intention to put such stock.

Subject to a $1 million per put cap, the maximum amount of each put exercise is equal to, at the Company’s election (i) 200% of the average daily volume of the Class A common stock for the 20 trading days prior to the applicable put notice multiplied by the average of the three daily closing bid prices immediately preceding the date of the put, or (ii) $10,000.

The Company may continue to put shares to Dutchess until October 17, 2006 or Dutchess has paid a total of $10 million, whichever occurs first. During June 2004 the Company put 6,865 shares to Dutchess for proceeds of $9,925.

7. Stock Plans
The Company has adopted two stock plans: a stock option plan and a nonemployee directors’ stock option plan.

The stock option plan provides for the grant of incentive stock options, nonqualified stock options and stock appreciation rights. The Company has reserved 3,200,000 shares for issuance under this plan.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

7. Stock Plans (Continued)

On May 17, 1995 the Company adopted a nonemployee directors’ stock option plan that provides for the grant of nonstatutory stock options automatically on January 1 of each calendar year commencing on January 1, 1996. The Company has reserved 100,000 shares for issuance under the plan. Each outside director shall be granted an option to purchase 2,500 shares of Class A common stock at fair market value, vesting 50% on each of the first two anniversaries of the grant. The nonemployee directors’ stock option plan expires on January 2, 2006.

Under the above plans 1,983,855 shares are available for future grant or purchase.

The Company had the following option activity under the stock option plan and the nonemployee directors’ stock option plan in 2005 and 2004:

		Weighted-Average
		Exercise Price
	Shares	Per Share

Balance, December 31, 2003	665,000	$0.44
Granted	82,500	1.65
Exercised	-	-
Cancelled	-	-

Balance, December 31, 2004	747,500	0.56
Granted	37,500	1.11
Exercised	-	-
Cancelled	-	-

Balance, December 31, 2005	785,000	$0.58

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

7. Stock Plans (Continued)	All options outstanding at December 31, 2005 are categorized by the following ranges in the table below:

Share Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Number of Shares
$0.28 to $1.00	$0.32	3.8	652,500
$1.00 to $5.00	$1.85	6.2	132,500
			785,000

All options exercisable at December 31, 2005 are categorized by the following ranges in the table below:

Share Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Number of Shares
$0.28 to $1.00	$0.28	3.0	611,250
$1.00 to $5.00	$1.93	5.3	95,000
			706,250

All options exercisable at December 31, 2004 are categorized by the following ranges in the table below:

Share Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Number of Shares
$0.28 to $1.00	$0.28	3.9	403,750
$1.00 to $5.00	$2.11	4.3	57,500
			461,250

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

7. Stock Plans (Continued)	The weighted-average fair value of options granted during the years ended December 31, 2005 and 2004 was $1.11 and $1.52 per share, respectively.

In November 2003, the Company's Board of Directors authorized the repricing of employee options, canceling 690,000 options with exercise prices ranging from $1.94 to $9.06 and issuing options to purchase 600,000 shares of common stock at $0.28 per share, which was above the market value on the date of the repricing. These options are subject to variable plan accounting, as required by FIN 44 and APB 25. As prescribed by the provisions of APB 25 the Company will remeasure the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date. Accordingly, the Company has recognized credits of $296,749 and expenses of $593,749 related to the repriced options for the years ended December 31, 2005 and 2004, respectively.

8. Loss Per Share
The Company’s basic and diluted net loss per share of common stock for the years ended December 31, 2005 and 2004 is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

The following table summarizes securities that were outstanding as of December 31, 2005 and 2004 but not included in the calculation of diluted net loss per share because such shares are antidilutive:

December 31,	2005	2003

Stock options	785,000	747,500
Stock warrants	666,846	630,846

9. Income Taxes
The following table summarizes the significant differences between the benefit that would be recognized under the United States federal statutory tax rate and the Company’s effective tax rate for financial statement purposes:

December 31,	2005	2004

United States statutory tax rate	34%	34%
State taxes, net of United States
federal tax benefit	6%	6%

Valuation allowance provided against net
operating loss carry forwards and tax credits	(40%)	(40%)

Effective tax rate	- %	- %

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

9. Income Taxes (Continued)
Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax assets are comprised of the following:

December 31,	2005	2004

Tax credit carryforwards	$ 492,000	$ 458,000
Net operating loss carryforwards	4,926,000	4,783,000

Gross deferred tax asset	5,418,000	5,241,000

Deferred tax assets valuation
allowance	(5,418,000)	(5,241,000)

Net deferred tax assets	$ -	$ -

As of December 31, 2005 and 2004, the deferred tax assets have been fully offset by valuation allowances, since the realization of such amounts is uncertain. The change in the valuation allowance during 2005 and 2004 was $177,000 and $1,132,000, respectively.

As of December 31, 2005, the Company has net operating loss carryforwards totaling approximately $12,315,000. The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company’s common stock.

The following is a breakdown of the net operating loss expiration period:

Amount of
Expiration Date	Remaining NOL

2008	$ 743,000
2009	1,514,000
2010	1,374,000
2011	921,000
2018	897,000
2019	739,000
2020	476,000
2021	1,387,000
2022	612,000
2023	638,000
2024	2,061,000
2025	953,000

$ 12,315,000

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

9. Income Taxes (Continued)
In addition, the Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) of approximately $492,000, which are available to offset future taxable income and income tax liabilities, when earned or incurred. These amounts expire in various years through 2025.

10. Commitments
Facilities Lease
The Company leases its research facilities under an operating lease that expires on August 31, 2007. The lease requires payment of real estate taxes and other common area maintenance expenses. Rent expense for the years ended December 31, 2005 and 2004 was approximately $38,000 and $37,000, respectively.

Future minimum rental payments due are as follows:

Year ending December 31,	Total

2006	40,000
2007	27,000

$ 67,000

Employment Agreements
On January 3, 2006, the Company entered into employment agreements with its principal officers providing for minimum base compensation and severance pay which expire December 31, 2008. For the years ended December 31, 2005 and 2004, the aggregate amount paid under the prior employment agreements was $497,000 and $440,000, respectively. Minimum amounts to be paid under the new agreements total approximately $455,000 per year.

Royalty Agreement
A royalty agreement with one of the inventors who assigned certain patent rights to the Company provides for royalties based on a percentage of the licensing revenues received by the Company from products falling within the scope of the patent rights. The percentage varies from 1.5% to 5% depending on the gross revenues received, with maximum royalty payments under the agreement not to exceed $2,884,000. Through December 31, 2005, no royalties have been earned under this agreement.

Consulting Agreements
The Company has entered into various scientific advisory and consulting agreements to support its development activities. These agreements generally expire over several future years. Amounts charged to operations in connection with these agreements for the years ended December 31, 2005 and 2004 amounted to approximately $30,000 and $90,000, respectively.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

10. Commitments (Continued)
Finder’s Fees
The Company has entered into agreements to pay finders’ fees for agreements entered into with certain companies for investment or revenue purposes. The finders’ fees are based on a percentage of the investment or revenue. No amounts were paid or accrued pursuant to any of these agreements during 2005 or 2004.

Employee Benefit Plan
Effective January 1, 1999, the Company established a Savings Incentive Match Plan for Employees of Small Employers (SIMPLE) IRA plan covering substantially all of its employees. The Company makes contributions to the plan at the discretion of the Board of Directors based upon a percentage of employee compensation as provided by the terms of the plan. The Company did not make any contributions to the plan for the year ended December 31, 2005 and 2004.

11. Major Customers
For the years ended December 31, 2005 and 2004, the Company generated its net product revenue from one customer, its exclusive marketing partner for its bovine teat sanitizer, and one partner for IoGen. Revenues from major customers were generated as follows:

Year ended December 31,	2005	2004

Customer A - Net Product Revenues	$ 49,627	$ 159,510
Customer B - Collaboration Revenues	400,000	-

	$ 449,627	$ 159,510

12. Related Party Transactions
A member of the Board of Directors provides legal services to the Company. Amounts paid for legal services rendered by the director, either individually or through his firm, totaled approximately $21,157 and $2,000 for the years ended December 31, 2005 and 2004, respectively.

The Company exchanges office space for services with a company owned by the spouse and in-law of one of the Company’s officers and directors. The officer and director is also a director in the other company. The estimated annual value for 2005 and 2004 of the relationship is $9,600 for each year.

A member of the Board of Directors provides consulting services to the Company. Amounts paid for consulting services rendered by the director totaled approximately $15,000 for the year ended December 31, 2005.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

13. Licensing Agreement
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

Pursuant to the agreement with Bioaccelerate, Bioaccelerate is required to fund an escrow account to cover the cost of the clinical development of IoGen. As of December 31, 2005, Bioaccelerate had not funded the escrow account as required by the agreement. Symbollon has sent a notice of default to Bioaccelerate regarding its failure to establish and fund the escrow as required by the agreement. Unless Bioaccelerate cures the existing defaults, Symbollon may terminate the agreement at any time and receive back all rights to IoGen it licensed to Bioaccelerate in the agreement. (See Note 1).

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

The Company’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

We incorporate herein by reference the information appearing under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2006 Annual Meeting of Stockholders.

Information concerning our executive officers is contained in Part I of this report under the caption “Executive Officers.”

Item 10. Executive Compensation

We incorporate herein by reference the information appearing under the caption “Executive Compensation” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2006 Annual Meeting of Stockholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate herein by reference the information appearing under the captions “Principal Stockholders” and “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2006 Annual Meeting of Stockholders.

Item 12. Certain Relationships and Related Transactions

We incorporate herein by reference the information appearing under the caption “Certain Transactions” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2006 Annual Meeting of Stockholders.

Item 13. Exhibits and Reports on Form 8-K

See Index to Exhibits on Page E-1. Compensatory plans and arrangements required to be filed as exhibits are as follows:

1	1993 Stock Option Plan, as amended.
2	Form of Stock Option Agreement to be entered into between the Company and each option holder.
3	1994 Employee Stock Purchase Plan.
4	1995 Non-Employee Directors’ Stock Option Plan.

5	Employment Agreement, dated January 3, 2006, between the Company and Dr. Jack H. Kessler.

6	Employment Agreement, dated January 3, 2006, between the Company and Paul C. Desjourdy.

Item 14. Principal Accountant Fees and Services

We incorporate herein by reference the information appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2006 Annual Meeting of Stockholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMBOLLON PHARMACEUTICALS, INC.

By: /s/ Paul C. Desjourdy .
Paul C. Desjourdy
President

Date: March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul C. Desjourdy	President, Chief Executive Officer,	March 31, 2006
Paul C. Desjourdy	Treasurer, General Counsel, Chief
Financial Officer, and Director
(Principal Executive, Financial
and Accounting Officer)

/s/ Jack H. Kessler	Executive Vice President,	March 31, 2006
Jack H. Kessler	Chief Scientific Officer,
Secretary and Chairman
of the Board of Directors

/s/ James C. Richards	Director	March 31, 2006
James C. Richards

/s/ Richard F. Maradie	Director	March 31, 2006
Richard F. Maradie

/s/ Eugene Lieberstein	Director	March 31, 2006
Eugene Lieberstein

Symbollon Pharmaceuticals, Inc.
Index to Exhibits

3.1	Amended Certificate of Incorporation of the Company.
3.2	Amended By-Laws of the Company. (previously filed as exhibit 3.2 to Form 10-QSB for the quarter ended June 30, 1999 and incorporated by reference)
3.3
Agreement of Merger, dated as of August 4, 1993, between the Company and Symbollon Corporation, a Massachusetts corporation (including Certificate of Merger and other state filings). (previously filed as exhibit number 3.3 of the Registration Statement (the “Registration Statement”) on Form SB-2 (Registration No. 33-68828) filed on November 24, 1993 and declared effective on December 7, 1993, and incorporated by reference)

4.1	Form of Specimen Class A Common Stock Certificate. (previously filed as exhibit number 4.2 of the Registration Statement and incorporated by reference)
10.1
1993 Stock Option Plan of the Company, as amended. (incorporated by reference to Exhibit C to the Company’s 1995 Annual Stockholders Meeting Proxy Statement filed under cover of Schedule 14A dated May 3, 1995)

10.2	Employment Agreement, dated January 3, 2006, between the Company and Paul C. Desjourdy. (previously filed as exhibit number 10.1 to Form 8-K filed on January 6, 2006 and incorporated by reference)
10.3	Employment Agreement, dated January 3, 2006, between the Company and Dr. Jack H. Kessler. (previously filed as exhibit number 10.2 to Form 8-K filed on January 6, 2006 and incorporated by reference)
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
10.8
Form of Stock Option Agreement to be entered into between the Company and each option holder. (previously filed as exhibit number 10.10 to Form 10-KSB for the year ended December 31, 1993 and incorporated by reference)

10.9
1994 Employee Stock Purchase Plan of the Company. (incorporated by reference to Exhibit B to the Company’s 1994 Annual Stockholders Meeting Proxy Statement filed under cover of Schedule 14A dated May 4, 1994)

10.10	1995 Non-Employee Directors’ Stock Option Plan of the Company. (previously filed as exhibit number 10.1 to Form 10-QSB for the quarter ended June 30, 1995 and incorporated by reference)
10.11
Investment Agreement, dated October 1, 2003, between the Company and Dutchess Private Equities Fund, L.P. (previously filed as exhibit 10.14 to the Registration Statement on Form SB-2 (Registration No. 333-109772), filed on October 17, 2003 and declared effective on November 7, 2003 (the “2003 Registration Statement”))

10.12	Registration Rights Agreement, dated October 1, 2003, between the Company and Dutchess Private Equities Fund, L.P (previously filed as exhibit 10.15 to the 2003 Registration Statement)
10.13
Asset Purchase Agreement, dated as of April 6, 2004, by and among the Company, Mimetix Pharmaceuticals, Inc. and Mimetix Inc. (previously filed as exhibit number 10.1 to Form 10-QSB for the quarter ended June 30, 2004 and incorporated by reference)

10.14
Form of Subscription Agreement, dated as of September 1, 2004, between the Company and certain purchasers of the Company’s securities. (previously filed as exhibit number 10.1 to Form 8-K on November 8, 2005 and incorporated by reference)

10.15
Form of Redeemable Warrant for the purchase of shares of Class A Common Stock, dated as of September 1, 2004, issued to certain purchasers of the Company’s securities. (previously filed as exhibit number 10.2 to Form 8-K on November 8, 2005 and incorporated by reference)

10.16
Licensing and Co-Marketing Agreement, effective on April 12, 2005, by and between the Company and Bioaccelerate Holdings Inc. (previously filed as exhibit number 10.1 to Form 10-QSB for the quarter ended September 30, 2005 and incorporated by reference) *

10.17
Form of Warrant for the purchase of shares of Class A Common Stock, dated as of February 28, 2006, issued to certain purchasers of the Company’s securities (previously filed as an exhibit number 10.1 to Form 8-K filed on March 7, 2006 and incorporated by reference)

23.1	Consent of Vitale, Caturano & Company Ltd. relating to Forms S-8 and SB-2.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Securities Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of the Chief Executive Officer and Chief Financial Officer required by Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates that material has been omitted and confidential treatment has been granted or requested therefor. All such omitted material has been filed separately with the Commission pursuant to Rule 24b-2.