Form 10QSB
period 2006-03-31
SYMBOLLON CORP
filed 2006-05-22
CIK 912086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

(508) 620-7676
(Issuer’s telephone number, including area code)

…………………………………………..……………………………………..….

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check marks whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No _X_

As of May 19, 2006, 7,951,237 shares of Class A Common Stock of the issuer were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

SYMBOLLON PHARMACEUTICALS, INC.

INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets - March 31, 2006
(unaudited) and December 31, 2005	3

Unaudited Condensed Statements of Operations
- For the three months ended
March 31, 2006 and 2005	5

Unaudited Condensed Statements of Cash Flows
- For the three months ended March 31, 2006 and 2005	6

Notes to the Unaudited Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis
or Plan of Operation	18

Item 3. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6. Exhibits	22

SIGNATURES	22

EXHIBIT INDEX	E-1

Symbollon Pharmaceuticals, Inc.

Condensed Balance Sheets

	March 31, 2006 (unaudited)	December 31, 2005

Assets

Current assets:
Cash and cash equivalents	$434,073	$312,617
Accounts receivable	208,304	234,583
Inventory	39,833	39,833
Prepaid expenses	30,556	95,446

Total current assets	712,766	682,479

Equipment and leasehold improvements, net of accumulated depreciation and amortization	21,055	24,021

Other assets:
Patent and trademark costs, net of accumulated amortization	360,230	365,068
Deposit	2,364	2,364

	$1,096,415	$1,073,932

Symbollon Pharmaceuticals, Inc.

Condensed Balance Sheets (Continued)

	March 31, 2006 (unaudited)	December 31, 2005

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$51,816	$16,999
Accrued clinical development expenses	123,475	119,492
Deferred research and development collaboration revenue	208,304	84,583
Other current liabilities	31,976	24,455

Total current liabilities	415,571	245,529

Stockholders’ equity:
Common stock, Class A, par value $.001 per share, 93,750,000 shares authorized, 7,951,237 and 7,323,661 shares issued and outstanding, respectively	7,951	7,324
Convertible common stock, Class B, par value $.001 per share, 1,250,000 shares authorized and unissued	-	-
Preferred stock, par value $.001 per share, 5,000,000 shares authorized and unissued	-	-
Additional paid-in capital	14,033,415	13,632,830
Accumulated deficit	(13,360,522)	(12,811,751)

Total stockholders’ equity	680,844	828,403

	$1,096,415	$1,073,932
See accompanying notes to condensed financial statements.

Symbollon Pharmaceuticals, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended March 31,
	2006	2005

Revenue:
Net product sales	$-	$11,513
Research and development collaboration revenue	-	-

Total revenues	-	11,513

Operating expenses:
Cost of goods sold	-	9,551
Research and development	276,301	122,657
General and administrative	273,439	179,267
Stock-based compensation from repriced options (1)	-	(115,415)

Total operating expenses	549,740	196,060

Loss from operations	(549,740)	(184,547)

Interest income	969	1,000

Net loss - basis and diluted	$(548,771)	$(183,547)

Net loss per share of common stock
- basic and diluted	$(.07)	$(.03)

Weighted average number of common shares outstanding - basic and diluted	7,511,467	6,114,761

(1) The following summarizes the allocation of stock-based compensation from repriced options:
Cost of goods sold	-	$(45,653)
Research and development costs	-	(42,820)
General and administrative expenses	-	(26,942)

Total	-	$(115,415)
See accompanying notes to condensed financial statements.

Symbollon Pharmaceuticals, Inc.

Condensed Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:

Net loss	$(548,771)	$(183,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	83,414	(115,415)
Issuance of securities for services rendered	31,555	(12,134)
Depreciation and amortization	12,940	13,341
Changes in operating assets and liabilities:
Accounts receivable	26,278	(11,513)
Inventory	-	(24,512)
Prepaid expenses	11,459	86,175
Accounts payable and other current liabilities	170,042	(21,338)

Net cash used in operating activities	(213,083)	(268,943)

Cash flows from investing activities:

Purchase of equipment and leasehold improvements	(745)	-
Patent and trademark cost additions	(4,390)	(4,348)

Net cash used in investing activities	(5,135)	(4,348)

Cash flows from financing activities:

Issuance of common stock and warrants	339,674	-

Net cash provided by financing activities	339,674	-

Net increase (decrease) in cash and cash equivalents	121,456	(273,291)

Cash and cash equivalents, beginning of period	312,617	427,124

Cash and cash equivalents, end of period	$434,073	$153,833

Supplemental information: There were no payments made for interest or income taxes during 2006 or 2005.
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

Our financial statements for the year ended December 31, 2005 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern. We had a net loss of $645,973 and $548,771 and negative cash flows from operations of $898,465 and $213,083 for the year ended December 31, 2005 and three months ended March 31, 2006, respectively. At December 31, 2005 and March 31, 2006, we also had an accumulated deficit of $12,811,751 and $13,360,522, respectively, and working capital of $436,950 and $297,195, respectively. These factors raise substantial doubt as to our ability to continue as a going concern.

The application of the going concern concept was dependent upon our ability to receive continued financial support from our creditors, stockholders and external investors and IoGen™ commercialization partner. Symbollon has sent a notice of default to our IoGen partner regarding its failure to establish and fund the escrow as required by the licensing agreement. Unless the IoGen partner cures the existing defaults, Symbollon may terminate the licensing agreement at any time and receive back all rights to IoGen it licensed to the IoGen partner in the agreement. (See Note 6) If the IoGen partner continues to have financial difficulties, we may need to secure a new partner to help complete the development and commercialization of IoGen. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities in other than the normal course of operations. Management plans to obtain equity and debt financing from external investors, and if necessary, to actively pursue a new partner to help complete the development and commercialization of IoGen.

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

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies
The accompanying unaudited financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in our Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present our financial position, results of operations and cash flows. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

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
Concentration of Credit Risks
The Company has one customer for its IodoZyme® product and a commercialization partner for its IoGen program. The customer’s and partner’s financial condition are reviewed on an ongoing basis, and collateral is not required. The Company believes a reserve for potential credit losses is not necessary as of March 31, 2006 and December 31, 2005.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are customer or partner obligations due under normal trade terms. The Company performs continuing credit evaluations of its customer’s and partner’s financial condition and generally does not require collateral. Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, if any, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, it believes an allowance for doubtful accounts is not necessary as of March 31, 2006 and December 31, 2005. However, actual write-offs might exceed the Company’s estimates.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)
Inventory	Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.
Long-Lived Assets
Long-lived assets, such as intangible assets and property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. The Company does not believe that any of its long-lived assets are impaired at March 31, 2006 or December 31, 2005.

Depreciation and Amortization
Equipment is stated at cost and is depreciated over its estimated useful life (ranging from 5-7 years) using the straight-line method. Leasehold improvements are stated at cost and are being amortized by the straight-line method over the 10 year term of the lease which is less than their estimated useful lives.

Intangible Assets
Intangible assets subject to amortization consist of patents and trademarks that have estimated useful lives ranging from 12-17 years and a remaining weighted average useful life of 9.9 years. Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is rejected or there are other circumstances that indicate that the asset is impaired (as described above).

Income Taxes
The Company follows the liability method of accounting for income taxes, as set forth in the Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting For Income Taxes.” Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities. The Company records a valuation allowance against deferred tax assets unless it is more likely than not that such asset will be realized in future periods.

Fair value of Financial Instruments	The carrying amounts of cash and cash equivalents, accounts receivable, other current assets and accounts payable approximate fair value based on their short-term maturities.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)
Revenue Recognition
The Company recognizes revenue from its product sales and licensing arrangements in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Due to uncertainty concerning collectibility, the Company now recognizes revenue under its licensing arrangement with Bioaccelerate as cash is collected. As of March 31, 2006, the Company has incurred costs of $208,304 that are eligible for reimbursement, for which the Company has not recognized revenue; such amounts are recorded as deferred revenue on the accompanying balance sheet as of March 31, 2006.

Research and Development	Research and development costs are expensed as incurred.
Stock-Based Compensation
The Company issued stock options to its employees and outside directors pursuant to stockholder approved stock option plans. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Employee option awards generally vest over three years from the date of grant, and outside directors option awards generally vest over two years from the date of grant. All option awards generally have 10-year contractual terms. The Company attributes stock-based compensation cost to operations using the straight-line method over the applicable vesting period.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share Based Payment”, using the statement’s modified prospective application method. Under this method, compensation cost is recognized for all share-based equity payments granted, modified or settled after January 1, 2006, as well as for any unvested equity awards that were granted prior thereto. Compensation cost for unvested awards granted prior to January 1, 2006 is recognized using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2006, the Company accounted for its stock-based compensation plan using the intrinsic value method allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)
Stock-Based Compensation (Continued)
As of March 31, 2006, the effect of adopting SFAS No. 123(R) was to record compensation cost by $83,414. Also, the Company has ceased recording the variable compensation charges on repriced options, as was required under APB No. 25. As of March 31, 2006 the unrecognized stock-based compensation cost related to non-vested stock awards as of March 31, 2006 was $40,964. Such amount will be recognized in operations over a weighted average period of 1.44 years.

The following table summarizes the Company’s stock option information as of, and for the three-month period ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2005	785,000	$0.58
Options granted	1,027,500	$0.87
Options expired	(2,500)	$5.00
Outstanding at March 31, 2006	1,810,000	$0.74	7.1	$1,167,113
Exercisable at March 31, 2006	711,250	$0.48	3.1	$662,213
(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the option exercise price.

The weighted-average grant date fair value of stock options granted during the three-month periods ended March 31, 2006 and 2005 was $0.87 and $1.70 per share, respectively. No stock options were exercised during the three months ended March 31, 2006 or 2005.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)
Stock-Based Compensation (Continued)

	Three Months Ended March 31,
	2006	2005

Weighted-average expected stock-price volatility	102%	236%

Weighted-average expected option life	6.0 years	8.5 years

Average risk-free interest rate	4.32%	3.93 - 4.18%

Average dividend yield	0.0%	0.0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with or longer than the expected life of the options. The risk-free interest rate is the U.S. Treasury Strips rate on the date of grant. The expected life was calculated using the method outlined in SEC Staff Accounting Bulletin Topic 14.D.2, “Expected Terms,” as the Company’s historical experience does not provide a reasonable basis for the expected term of the option. Based on the lack of history to calculate a forfeiture rate, the Company has not adjusted the calculated value of the options for the three months ended March 31, 2006.

A summary of the option activity for nonvested shares as of March 31, 2006 and for the three months ended March 31, 2006 is presented below:

Nonvested Shares	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2005	78,750	$ 1.32

Granted	1,027,500	$ 0.87

Vested	(7,500)	$ 0.96

Forfeited	-	-

Outstanding at March 31, 2006	1,098,750	$ 0.90

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)
Stock-Based Compensation (Continued)

Pro-forma information regarding net income and earnings per share required under SFAS 123 before the adoption of SFAS 123(R) follows:

For the Three Months Ended March 31,	2005

Net loss	$(183,547)

Adjustments:
Stock-based employee compensation
expense included in reported net income,
net of related tax effects	(115,415)

Total stock-based employee
compensation determined under fair
value method of all awards, net of
related tax effects	(44,374)

Basic and diluted loss per share	$(343,336)

Basic and diluted loss per share:
As reported	$(.03)
Pro forma	$(.06)

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

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

3. Stockholders’ Equity
Capital Stock
The Company has authorized 93,750,000 shares of Class A common stock, 1,250,000 shares of Class B common stock and 5,000,000 shares of preferred stock. The Class A and Class B common stock are substantially identical except that holders of Class A common stock have the right to cast one vote for each share held and the Class B shareholders have the right to cast five votes for each share held. As of March 31, 2006 and December 31, 2005, there were no shares of Class B common stock issued and outstanding. The preferred stock may be issued in series, and shares of each series will have such rights and preferences as are fixed by the Company’s Board of Directors. As of March 31, 2006 and December 31, 2005, there were no shares of preferred stock issued and outstanding.

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

The redeemable warrants entitle the holder thereof to purchase at any time up to February 28, 2006 (which was extended to March 31, 2006) a share of Class A common stock at a price of sixty-five cents ($0.65) per share. From December 2005 through March 2006, redeemable warrants covering 511,961 shares were exercised, netting the Company $332,775 in cash, and 103,500 shares were exercised for consulting services to be rendered to the Company over a 12-month period, which will be expensed at the then fair value of such shares ratably over such period. In connection with the exercise of the redeemable warrants, the Company issued 615,461 warrants entitling the holder thereof to purchase from September 1, 2006 to February 28, 2009 a share of Class A common stock at a price of sixty-five cents ($0.65) per share. The new warrants will only become exercisable if the holder thereof does not sell any of the shares acquired by the holder in the 2004 private placement and upon exercise of the holder’s redeemable warrants. The fair value of the new warrants issued was estimated on the date of grant using the Black-Scholes option-pricing model to be $462,651 and was recorded as a cost of raising the related capital. During March 2006, warrants for 14,615 shares were exercised, netting the Company $9,500 in cash.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

3. Stockholders’ Equity (Continued)

Issuance of Common Stock and Common Stock Purchase Warrants (Continued)
The Company accounts for certain of the shares and warrants issued for prepaid services under Emerging Task Force Issue 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18). Accordingly, the Company has recognized approximately $18,922 and $28,000 of expense related to these shares and warrants for the three months ended March 31, 2006 and 2005, respectively, in the accompanying statement of operations.

On September 15, 2005, we entered into a services agreement with Premier Funding Services LLC. In accordance with the services agreement, and as partial consideration for the services provided by the vendor, we agreed to issue 20,000 shares of Class A common stock and warrants to purchase 40,000 shares of Class A common stock upon execution of the agreement. The Company accounts for these shares under EITF 96-18. Accordingly, the Company has determined the fair value of the shares and warrants to be $42,458 and has recognized $10,615 of expense related to these shares and warrants for the three months ended March 31, 2006, included in general and administrative expenses in the accompanying statement of operations.

The Company has a total of 103,500 warrants outstanding to non-employees, with an aggregate fair value of 87,261 at March 31, 2006, for future services. Under EITF 96-18, the Company is required to record the expense related to these warrants as the underlying services are performed. These warrants are subject to remeasurement; accordingly, the actual expense to be recognized may be materially different than the current fair value.

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

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

Common Stock Subscriptions Receivable (Continued)
The Company accounted for the Notes under FIN 44 “Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)” (FIN 44) and Emerging Issues Task Force Issue No. 00-23 “Issues Related to the Accounting of Stock Compensation Under APB Opinion No. 25 and FASB Interpretation 44” as variable arrangements. Pursuant to these pronouncements, no compensation cost was recognized in 2005.

On December 30, 2005, the officers resigned from their employment with the Company in order to avail themselves of their contractual rights to limit the Company’s recourse to collect the Notes to the pledged stock. On December 30, 2005, the two officers returned their stock and the Notes were cancelled. The officers were subsequently rehired on January 3, 2006 under new employment agreements.

4. Stock Plans
The Company has adopted two stock plans: a stock option plan and a nonemployee directors’ stock option plan.

The stock option plan provides for the grant of incentive stock options, nonqualified stock options and stock appreciation rights. The Company has reserved 3,200,000 shares for issuance under this plan.

In November 2003, the Company's Board of Directors authorized the repricing of employee options, canceling 690,000 options with exercise prices ranging from $1.94 to $9.06 and issuing options to purchase 600,000 shares of common stock at $0.28 per share, which was above the market value on the date of the repricing. These options were subject to variable plan accounting, as defined by FIN 44. As prescribed by the provisions of FIN 44 the Company remeasured the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date through the required adoption of SFAS 123 (R). During the three months ended March 31, 2005 the Company reversed $115,000 of previously recognized compensation expense to reflect the decrease in the intrinsic value of the options. As of March 31, 2005, the Company has recognized aggregate compensation expense of $478,334 related to the repriced options. No expense was recognized in the three months ended March 31, 2006, as the Company now accounts for these options under SFAS 123 (R).

5. Loss Per Share
The Company’s basic and diluted net loss per share of common stock for the three months ended March 31, 2006 and 2005 is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

5. Loss Per Share (Continued)	The following table summarizes securities that were outstanding as of March 31, 2006 and 2005 but not included in the calculation of diluted net loss per share because such shares are antidilutive:

March 31,	2006	2005

Stock options	1,810,000	755,000
Stock warrants	640,846	630,846

6. Licensing Agreement
On April 12, 2005, Symbollon entered into an exclusive worldwide licensing and co-marketing agreement covering the use of IoGen for the treatment of cyclic pain and tenderness in humans with Bioaccelerate Holdings Inc. (“Bioaccelerate”). Under the terms of the agreement, Bioaccelerate will fund ongoing Phase III development of IoGen through its wholly owned subsidiary, Amilar Pharmaceuticals. Bioaccelerate has the primary responsibility for the commercialization of IoGen, and Symbollon will oversee the future clinical development efforts necessary to seek marketing approval for IoGen. The parties will share in any net profits upon commercialization.

Pursuant to the agreement with Bioaccelerate, Bioaccelerate is required to fund an escrow account to cover the cost of the clinical development of IoGen. As of March 31, 2006, Bioaccelerate had not funded the escrow account as required by the agreement. Symbollon has sent a notice of default to Bioaccelerate regarding its failure to establish and fund the escrow as required by the agreement. Unless Bioaccelerate cures the existing defaults, Symbollon may terminate the agreement at any time and receive back all rights to IoGen it licensed to Bioaccelerate in the agreement. (See Note 1).

Item 2. Management's Discussion and Analysis or Plan of Operation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements which involve risks and uncertainties. See “Forward Looking Statements” below and “Risk Factors” in the Annual Report on Form 10-KSB for the year ended December 31, 2005.

Overview

We are a specialty pharmaceutical company. We have a formulation iodine-based proprietary technology that has potential product applications in the areas of infection control and women’s healthcare. In 1995, we launched our first commercial product, IodoZyme. Through March 31, 2006, it has generated approximately $2.8 million in sales. IodoZyme is being discontinued by our marketing partner.

Since 2000, we have concentrated our product development efforts on the proposed product application for the treatment of fibrocystic breast disease. We believe we have adequate cash reserves to continue base operations through the second quarter of 2006. In order for us to continue the clinical development of IoGen, Bioaccelerate, our corporate partner for IoGen, must be able to meet its financial obligations under its licensing and co-marketing agreement and we must raise additional resources. If Bioaccelerate cannot pay for the clinical development of IoGen and we cannot replace them with a new partner and secure additional resources before existing resources are exhausted, we will have to curtail, or perhaps cease, operations.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern. We had a net loss of $645,973 and $548,771 and negative cash flows from operations of $898,465 and $213,083 for the year ended December 31, 2005 and three months ended March 31, 2006, respectively. At December 31, 2005 and March 31, 2006, we also had an accumulated deficit of $12,811,751 and $13,360,522, respectively, and working capital of $436,950 and $297,195, respectively. These factors raise substantial doubt as to our ability to continue as a going concern.

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

Management believes the plan described above will be sufficient to meet our liabilities and commitments as they become payable over the next twelve months following March 31, 2006. There can be no assurance that management's plan will be successful. Failure to obtain the support of additional external investors to finance our operations will cause us to curtail operations and impair our ability to continue as a going concern.

Forward-Looking Statements

In addition to the historical information contained herein, this Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements concerning plans, objectives, goals, strategies, prospects, revenues, liquidity and capital resources, financial needs and future performance, costs and expenditures. Such statements may be identified or qualified, without limitation, by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance, achievements and results may differ materially from those expressed, projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, uncertainty about our ability to continue as a going concern, dependence on collaborative partners, early stage of drug development, additional financing requirements and availability, history (and expectation) of losses, uncertainty associated with preclinical and clinical testing, market acceptance, intense competition, lack of marketing experience, materials incompatibility, hazardous materials, and the other risks and uncertainties described or discussed in the section "Risk Factors" in the Annual Report on Form 10-KSB for the year ended December 31, 2005. The forward-looking statements contained herein represent our judgment as of the date of this Quarterly Report on Form 10-QSB, and we caution readers not to place undue reliance on such statements.

Results of Operations

Symbollon's net loss for the three-month period ended March 31, 2006 was $548,771, reflecting an increase of $365,224 from a net loss of $183,547 in the comparable 2005 period. The increased loss for such period resulted primarily from increased clinical development expenses related to IoGen, salaries and related costs and facility expenses previously allocated to manufacturing, and consulting and other service expenses. We expect to continue to incur operating losses for the foreseeable future.

There were no product revenues from sales of IodoZyme (our bovine teat santizer product) for the three-month period ended March 31, 2006. This represents a decrease of $11,513 from the product sales in the comparable 2005 period. The decreased revenues resulted primarily from significantly decreased demand for IodoZyme. In March 2005, West Agro, Inc., our exclusive marketing partner for IodoZyme, informed Symbollon that it plans to discontinue selling the product after the disposition of the remaining finished goods inventory. At March 31, 2006, finished goods inventory was approximately $40,000.

Research and development expenses for the three-month period ended March 31, 2006 were $276,301, reflecting an increase of $153,644 from the research and development expenses in the comparable 2005 period. The increase resulted primarily from increased clinical trial expenses associated with the initiation of our Phase III study for IoGen and increased salary and related costs and facility expenses previously allocated to manufacturing. As we continue the clinical development of IoGen and other compounds, we anticipate that our research and development expenses will increase. Under our collaboration with our corporate partner, the partner is financially responsible to reimburse us for the IoGen clinical trial expenses, however, based on their financial situation it is uncertain whether they will be able to meet their obligation.

General and administrative expenses for the three-month period ended March 31, 2006 were $273,439, reflecting an increase of $94,172 from the general and administrative expenses in the comparable 2005 period. The increase in the general and administrative expenses was primarily due to increased salary and related costs, facility expenses previously allocated to manufacturing and consulting and other service expenses. We anticipate that general and administrative expenses will remain at current levels for the remainder of 2006.

As a result of our repricing of stock options in November 2003, some of our outstanding stock options were subject to variable plan accounting through December 31, 2005 which required us to measure the intrinsic value of the repriced options through the earlier of the date of exercise, cancellation or expiration at each reporting date. Operating results for the three-month period ended March 31, 2005 included a credit of $115,415 as a result of a decrease in the intrinsic value of these options. No adjustments were recognized for the three months ended March 31, 2006 due to the adoption of SFAS 123(R).

Our interest income for the three-month period ended March 31, 2006 was $969, reflecting a decrease of $31 from the interest income in the comparable 2005 period. The decrease resulted from a decrease in available funds for investment, partially offset by an increase in interest rates available on invested funds.

Financial Condition, Liquidity and Capital Resources

We have funded our activities primarily through proceeds from private and public placements of equity securities. During 1999, we sold 836,685 shares of common stock, together with warrants for a like number of shares, in a private placement, realizing net proceeds of approximately $1,356,000. During 2000, we received net proceeds of approximately $1,761,000 from the exercise of 586,910 warrants issued as part of the 1999 private placement. During 2004, we sold 1,261,692 shares of common stock, together with 630,846 warrants, in a private placement, for net proceeds of approximately $634,000 in cash and approximately $186,000 in prepaid services for manufacturing, consulting and clinical trial expenses. During 2005, Symbollon sold 1,642,795 shares of Class A Common Stock for gross proceeds of $853,957 (aggregate net proceeds were $800,585) in an offering exclusively to foreign investors pursuant to Regulation S. From December 2005 through March 2006, we issued 615,461 shares of Class A common stock and a like number of warrants for $332,775 in cash and prepaid consulting services upon exercise of privately placed warrants.

During 2006, we continued to incur operating losses and have incurred a cumulative loss through March 31, 2006 of $13,360,522. As of March 31, 2006, we had working capital of $297,195. We believe that we have the necessary liquidity and capital resources to sustain planned operations through the second quarter of 2006. On April 12, 2005, Symbollon entered into an exclusive worldwide licensing and co-marketing agreement covering the use of IoGen for the treatment of cyclic pain and tenderness in humans with Bioaccelerate. Under the terms of the agreement, Bioaccelerate is responsible for the development and commercialization expenses of IoGen. With the execution of the licensing agreement, we initiated a Phase III clinical trial for IoGen. Pursuant to the agreement with Bioaccelerate, Bioaccelerate is required to fund an escrow account to cover the cost of the clinical development of IoGen. We have sent a notice of default to Bioaccelerate regarding its failure to establish and fund the escrow as required by the agreement. To date, Bioaccelerate has not funded the escrow account as required by the agreement. However, Bioaccelerate has paid Symbollon directly $400,000 for clinical cost incurred in 2005 under the agreement. Our planned operations for 2006 include completing the ongoing Phase III IoGen clinical trial and securing additional resources to sustain our operations and, if Bioaccelerate is not financially able to meet its obligations, to complete the clinical development of IoGen with other funding. We may not, however, be able to raise such alternative funding. We estimate that it will cost approximately $12 million to complete the clinical development of IoGen. Until we secure additional financial resources, we will not be able to pursue significant clinical development of new product applications based on our technology. If we cannot secure additional resources before existing resources are exhausted, which is estimated to occur before the end of the second quarter of 2006, we will have to curtail, or perhaps cease, operations.

The report of our registered independent public accountants on our financial statements for the years ended December 31, 2005 and 2004 contains an explanatory paragraph, which indicates that we have incurred recurring losses and have an accumulated deficit that raises substantial doubt about our ability to continue as a going concern. This report is not viewed favorably by analysts or investors and may make it more difficult for us to raise additional debt or equity financing needed to continue our operations.

During the remainder of 2006, we are committed to pay approximately $341,250 as compensation to our current executive officers and approximately $30,000 for lease payments on our facilities. We have no other material capital expenditures planned during fiscal 2006. At December 31, 2005, we had a net operating loss carryforward for federal income tax purposes of approximately $12,315,000 expiring at various dates through 2025 (from which, however, we may never receive a benefit).

Item 3. Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From January 2006 through March 2006, we issued 611,461 shares of Class A common stock for $330,175 in cash and prepaid consulting services upon exercise of privately placed warrants. In connection with the exercise of the warrants, we issued 615,461 warrants entitling the holder thereof to purchase from September 1, 2006 up to February 28, 2009 one share of Class A common stock at a price of sixty-five cents ($0.65) per share. During March 2006, warrants covering 14,615 were exercised, netting the Company $9,500 in cash. The shares and new warrants were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits

See Index to Exhibits on page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

SYMBOLLON PHARMACEUTICALS, INC.

Date: May 22, 2006	By: /s/ Paul C. Desjourdy____________________
Paul C. Desjourdy, President/CEO/CFO
and authorized signatory

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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