Form 10QSB
period 2006-06-30
SYMBOLLON CORP
filed 2006-08-11
CIK 912086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of August 10, 2006, 8,874,737 shares of Class A Common Stock of the issuer were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

SYMBOLLON PHARMACEUTICALS, INC.

INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets - June 30, 2006
(unaudited) and December 31, 2005	3

Unaudited Condensed Statements of Operations
- For the three and six months ended
June 30, 2006 and 2005	5

Unaudited Condensed Statements of Cash Flows
- For the six months ended June 30, 2006 and 2005	6

Notes to the Unaudited Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis
or Plan of Operation	19

Item 3. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 6. Exhibits	23

SIGNATURES	24

EXHIBIT INDEX	E-1

Symbollon Pharmaceuticals, Inc.

Condensed Balance Sheets

	June 30, 2006 (unaudited)	December 31, 2005

Assets

Current assets:
Cash and cash equivalents	$1,014,224	$312,617
Accounts receivable	-	234,583
Inventory	-	39,833
Prepaid expenses	19,097	95,446

Total current assets	1,033,321	682,479

Equipment and leasehold improvements, net of accumulated depreciation and amortization	17,342	24,021

Other assets:
Patent and trademark costs, net of accumulated amortization	351,002	365,068
Deposit	2,364	2,364

	$1,404,029	$1,073,932

Symbollon Pharmaceuticals, Inc.

Condensed Balance Sheets (Continued)

	June 30, 2006 (unaudited)	December 31, 2005

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$18,613	$16,999
Accrued clinical development expenses	163,147	119,492
Deferred research and development collaboration revenue	-	84,583
Other current liabilities	28,451	24,455

Total current liabilities	210,211	245,529

Stockholders’ equity:
Common stock, Class A, par value $.001 per share, 93,750,000 shares authorized, 8,874,737 and 7,323,661 shares issued and outstanding, respectively	8,875	7,324
Convertible common stock, Class B, par value $.001 per share, 1,250,000 shares authorized and unissued	-	-
Preferred stock, par value $.001 per share, 5,000,000 shares authorized and unissued	-	-
Additional paid-in capital	15,191,235	13,632,830
Accumulated deficit	(14,006,292)	(12,811,751)

Total stockholders’ equity	1,193,818	828,403

	$1,404,029	$1,073,932
See accompanying notes to condensed financial statements.

Symbollon Pharmaceuticals, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue:
Net product sales	$39,833	$3,223	$39,833	$14,736
Research and development collaboration revenue	-	244,814	-	244,814

Total revenues	39,833	248,037	39,833	259,550

Operating expenses:
Cost of goods sold	39,833	4,370	39,833	(28,899)
Research and development	355,603	182,401	631,904	278,116
General and administrative	293,830	246,355	567,269	379,969

Total operating expenses	689,266	433,126	1,239,006	629,186

Loss from operations	(649,433)	(185,089)	(1,199,173)	(369,636)

Interest income	3,663	934	4,632	1,934

Net loss - basic and diluted	$(645,770)	$(184,155)	$(1,194,541)	$(367,702)

Net loss per share of common stock
- basic and diluted	$(.08)	$(.03)	$(.15)	$(.06)

Weighted average number of common shares outstanding - basic and diluted	8,259,171	6,690,563	7,887,385	6,404,253

See accompanying notes to condensed financial statements.

Symbollon Pharmaceuticals, Inc.

Condensed Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:

Net loss	$(1,194,541)	$(367,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	160,642	(38,332)
Issuance of securities for services rendered	113,070	(10,617)
Depreciation and amortization	25,879	26,909
Changes in operating assets and liabilities:
Accounts receivable	234,583	(248,037)
Inventory	39,833	(21,289)
Prepaid expenses	22,918	128,700
Accounts payable and other current liabilities	(35,318)	(52,205)

Net cash used in operating activities	(632,934)	(582,573)

Cash flows from investing activities:

Purchase of equipment and leasehold improvements	(745)	(2,003)
Patent and trademark cost additions	(4,390)	(10,508)

Net cash used in investing activities	(5,135)	(12,511)

Cash flows from financing activities:

Issuance of common stock and warrants	1,339,676	744,462

Net cash provided by financing activities	1,339,676	744,462

Net increase (decrease) in cash and cash equivalents	701,607	149,378

Cash and cash equivalents, beginning of period	312,617	427,124

Cash and cash equivalents, end of period	$1,014,224	$576,502

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

The Company’s financial statements for the year ended December 31, 2005 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had a net loss of $645,973 and $1,194,541 and negative cash flows from operations of $898,465 and $632,934 for the year ended December 31, 2005 and six months ended June 30, 2006, respectively. At December 31, 2005 and June 30, 2006, the Company also had an accumulated deficit of $12,811,751 and $14,006,292, respectively, and working capital of $436,950 and $823,110, respectively. These factors raise substantial doubt as to our ability to continue as a going concern.

The application of the going concern concept is dependent upon the Company’s ability to receive continued financial support from the Company’s creditors, stockholders and external investors and IoGen™ commercialization partner. Symbollon has sent a notice of default to our IoGen partner regarding its failure to establish and fund the escrow as required by the licensing agreement. Unless the IoGen partner cures the existing defaults, Symbollon may terminate the licensing agreement at any time and receive back all rights to IoGen it licensed to the IoGen partner in the agreement. (See Note 6) If the IoGen partner continues to have financial difficulties, we may need to secure a new partner to help complete the development and commercialization of IoGen. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities in other than the normal course of operations. Management plans to obtain equity and debt financing from external investors, and if necessary, to actively pursue a new partner to help complete the development and commercialization of IoGen. In June 2006, Symbollon raised $1,000,000 in a private placement of 1,000,000 shares of its Class A common stock and a like number of warrants. (See Note 3)

Management believes the plan described above will be sufficient to meet the Company’s liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management's plan will be successful. Failure to obtain the support of additional external investors to finance the Company’s operations will cause us to curtail operations and impair the Company’s ability to continue as a going concern.

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

In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present our financial position, results of operations and cash flows. The results of operations for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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
Concentration of Credit Risks
The Company has one customer for its IodoZyme® product and a commercialization partner for its IoGen program. The customer’s and partner’s financial condition are reviewed on an ongoing basis, and collateral is not required. The Company believes a reserve for potential credit losses is not necessary as of June 30, 2006 and December 31, 2005.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are customer or partner obligations due under normal trade terms. The Company performs continuing credit evaluations of its customer’s and partner’s financial condition and generally does not require collateral. Senior management reviews accounts receivable, if any, on a periodic basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, if any, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, it believes an allowance for doubtful accounts is not necessary as of June 30, 2006 and December 31, 2005. However, actual write-offs might exceed the Company’s estimates.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)
Inventory	Inventory at December 31, 2005 was stated at the lower of cost (determined on a first-in, first-out basis) or market.
Long-Lived Assets
Long-lived assets, such as intangible assets and property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. The Company does not believe that any of its long-lived assets are impaired at June 30, 2006 or December 31, 2005.

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

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)
Revenue Recognition
The Company recognizes revenue from its product sales and licensing arrangements in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. Due to uncertainty concerning collectibility, the Company now recognizes revenue under its licensing arrangement with Bioaccelerate as cash is collected. As of June 30, 2006, the Company has incurred costs of $397,062 that are eligible for reimbursement, for which the Company has not recognized revenue.

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

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)
Stock-Based Compensation (Continued)
Under the provisions of SFAS No. 123(R), the Company recorded $77,228 and $160,642 of stock-based compensation for the three and six months ended June 30, 2006, respectively. On January 1, 2006 the Company ceased recording the variable compensation charges on repriced options, as was required under APB No. 25. As of June 30, 2006 the unrecognized stock-based compensation cost related to non-vested stock awards as of June 30, 2006 was $24,651. Such amount will be recognized in operations over a weighted average period of 2 years.

The following table summarizes the Company’s stock option information as of, and for the six-month period ended June 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2005	785,000	$ 0.58
Options granted	1,027,500	$ 0.87
Options expired	(2,500)	$ 5.00
Outstanding at June 30, 2006	1,810,000	$ 0.74	6.9	$1,502,238
Exercisable at June 30, 2006	711,250	$ 0.48	2.9	$785,838
(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the option exercise price.

No stock options were granted during the three-month periods ended June 30, 2006 and 2005. The weighted-average grant date fair value of stock options granted during the six-month periods ended June 30, 2006 and 2005 was $0.87 and $1.70 per share, respectively. No stock options were exercised during the six months ended June 30, 2006 or 2005.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)
Stock-Based Compensation (Continued)

	Six Months Ended June 31,
	2006	2005

Weighted-average expected stock-price volatility	102%	236%

Weighted-average expected option life	6.0 years	8-9 years

Average risk-free interest rate	4.32%	3.93 - 4.18%

Average dividend yield	0.0%	0.0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with or longer than the expected life of the options. The risk-free interest rate is the U.S. Treasury Strips rate on the date of grant. The expected life was calculated using the method outlined in SEC Staff Accounting Bulletin Topic 14.D.2, “Expected Terms,” as the Company’s historical experience does not provide a reasonable basis for the expected term of the option. Based on the lack of history to calculate a forfeiture rate, the Company has not adjusted the calculated value of the options for the six months ended June 30, 2006.

A summary of the option activity for nonvested shares as of June 30, 2006 and for the six months ended June 30, 2006 is presented below:

Nonvested Shares	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2005	78,750	$ 1.32

Granted	1,027,500	$ 0.87

Vested	(45,000)	$ 1.53

Forfeited	-	-

Outstanding at June 30, 2006	1,061,250	$ 0.88

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)
Stock-Based Compensation (Continued)

Pro-forma information regarding net income and earnings per share required under SFAS 123 before the adoption of SFAS 123(R) follows:

For the Three Months Ended June 30,	2005

Net loss	$(184,155)

Adjustments:
Stock-based employee compensation
expense included in reported net income,
net of related tax effects	77,083

Total stock-based employee
compensation determined under fair
value method of all awards, net of
related tax effects	(13,000)

Basic and diluted loss per share	$(120,072)

Basic and diluted loss per share:
As reported	$ (.03)
Pro forma	$ (.02)

For the Six Months Ended June 30,	2005

Net loss	$(367,702)

Adjustments:
Stock-based employee compensation
expense included in reported net income,
net of related tax effects	(38,332)

Total stock-based employee
compensation determined under fair
value method of all awards, net of
related tax effects	(57,816)

Basic and diluted loss per share	$(463,850)

Basic and diluted loss per share:
As reported	$ (.06)
Pro forma	$ (.07)

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

3. Stockholders’ Equity
Capital Stock
The Company has authorized 93,750,000 shares of Class A common stock, 1,250,000 shares of Class B common stock and 5,000,000 shares of preferred stock. The Class A and Class B common stock are substantially identical except that holders of Class A common stock have the right to cast one vote for each share held and the Class B shareholders have the right to cast five votes for each share held. As of June 30, 2006 and December 31, 2005, there were no shares of Class B common stock issued and outstanding. The preferred stock may be issued in series, and shares of each series will have such rights and preferences as are fixed by the Company’s Board of Directors. As of June 30, 2006 and December 31, 2005, there were no shares of preferred stock issued and outstanding.

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

On June 30, 2006, 77,000 shares that were issued for prepaid services were forfeited and returned to the Company as the services were not rendered to the Company.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

3. Stockholders’ Equity (Continued)

Issuance of Common Stock and Common Stock Purchase Warrants (Continued)
The redeemable warrants entitled the holder thereof to purchase at any time up to February 28, 2006 (which was extended to March 31, 2006) a share of Class A common stock at a price of sixty-five cents ($0.65) per share. From December 2005 through March 2006, redeemable warrants covering 511,961 shares were exercised, netting the Company $332,775 in cash, and 103,500 shares were exercised for consulting services to be rendered to the Company over a 12-month period, which will be expensed at the then fair value of such shares ratably over such period. In connection with the exercise of the redeemable warrants, the Company issued 615,461 warrants entitling the holder thereof to purchase from September 1, 2006 to February 28, 2009 a share of Class A common stock at a price of sixty-five cents ($0.65) per share. The new warrants will only become exercisable if the holder thereof does not sell any of the shares acquired by the holder in the 2004 private placement and upon exercise of the holder’s redeemable warrants. The fair value of the new warrants issued was estimated on the date of grant using the Black-Scholes option-pricing model to be $462,651 and was recorded as a cost of raising the related capital. During March 2006, warrants for 14,615 shares were exercised, netting the Company $9,500 in cash.

The Company accounts for certain of the shares and warrants issued for prepaid services under Emerging Issues Task Force Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18). Accordingly, the Company has recognized approximately $80,517 and $0 of expense related to these shares and warrants for the three months ended June 30, 2006 and 2005, respectively, and $99,433 and $28,000 of expense related to these shares and warrants for the six months ended June 30, 2006 and 2005, respectively, in the accompanying statement of operations.

On September 15, 2005, we entered into a services agreement with Premier Funding Services LLC. In accordance with the services agreement, and as partial consideration for the services provided by the vendor, we agreed to issue 20,000 shares of Class A common stock and warrants to purchase 40,000 shares of Class A common stock upon execution of the agreement. The Company accounts for these shares under EITF 96-18. Accordingly, the Company has determined the fair value of the shares and warrants to be $42,458 and has recognized $21,229 of expense related to these shares and warrants for the six months ended June 30, 2006, included in general and administrative expenses in the accompanying statement of operations.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

3. Stockholders’ Equity (Continued)
Issuance of Common Stock and Common Stock Purchase Warrants (Continued)
The Company has a total of 103,500 warrants outstanding to non-employees, and at June 30, 2006, 69,000 of these warrants with an aggregate fair value of $74,258 related to future services. Under EITF 96-18, the Company is required to record the expense related to these warrants as the underlying services are performed. These warrants are subject to remeasurement; accordingly, the actual expense to be recognized may be materially different than the current fair value.

On June 2, 2006, the Company sold in a private placement to accredited investors 1,000,000 shares of Class A common stock and a like number of redeemable warrants for $1,000,000 in cash. The redeemable warrants entitle the holder thereof to purchase at any time up to June 30, 2011 a share of Class A common stock at a price of one dollar ($1.00) per share. The redeemable warrants may be redeemed by Symbollon at $0.01 per warrant in the event that the closing sales price of the Class A common stock over twenty successive trading days is equal to or greater than $5.00 and the average trading volume over that period is in excess of twenty-five thousand (25,000) shares per day, subject to the holder’s right to exercise. The fair value of the new warrants issued was estimated on the date of grant using the Black-Scholes option-pricing model to be $1,570,039 and was recorded as a cost of raising the related capital.

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

In November 2003, the Company's Board of Directors authorized the repricing of employee options, canceling 690,000 options with exercise prices ranging from $1.94 to $9.06 and issuing options to purchase 600,000 shares of common stock at $0.28 per share, which was above the market value on the date of the repricing. These options were subject to variable plan accounting, as defined by FIN 44. As prescribed by the provisions of FIN 44 the Company remeasured the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date through the required adoption of SFAS 123 (R). During the three months ended June 30, 2005 the Company reversed $38,332 of previously recognized compensation expense to reflect the decrease in the intrinsic value of the options. As of June 30, 2005, the Company has recognized aggregate compensation expense of $555,417 related to the repriced options. No variable expense was recognized pursuant to FIN 44 in the six months ended June 30, 2006, as the Company now accounts for these options under SFAS 123 (R).

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

5. Loss Per Share
The Company’s basic and diluted net loss per share of common stock for the three and six months ended June 30, 2006 and 2005 is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

The following table summarizes securities that were outstanding as of June 30, 2006 and 2005 but not included in the calculation of diluted net loss per share because such shares are antidilutive:

June 30,	2006	2005

Stock options	1,810,000	755,000
Stock warrants	1,640,846	630,846

6. Licensing Agreement
On April 12, 2005, Symbollon entered into an exclusive worldwide licensing and co-marketing agreement covering the use of IoGen for the treatment of cyclic pain and tenderness in humans with Bioaccelerate Holdings Inc. (“Bioaccelerate”). Under the terms of the agreement, Bioaccelerate is required to fund ongoing Phase III development of IoGen through its wholly owned subsidiary, Amilar Pharmaceuticals. Bioaccelerate has the primary responsibility for the commercialization of IoGen, and Symbollon will oversee the future clinical development efforts necessary to seek marketing approval for IoGen. The parties will share in any net profits upon commercialization.

Pursuant to the agreement with Bioaccelerate, Bioaccelerate is required to fund an escrow account to cover the cost of the clinical development of IoGen. As of June 30, 2006, Bioaccelerate had not funded the escrow account as required by the agreement. Symbollon has sent a notice of default to Bioaccelerate regarding its failure to establish and fund the escrow as required by the agreement. Unless Bioaccelerate cures the existing defaults, Symbollon may terminate the agreement at any time and receive back all rights to IoGen it licensed to Bioaccelerate in the agreement. (See Note 1).

Item 2. Management's Discussion and Analysis or Plan of Operation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements which involve risks and uncertainties. See “Forward Looking Statements” below and “Risk Factors” in the Annual Report on Form 10-KSB for the year ended December 31, 2005.

Overview

We are a specialty pharmaceutical company. We have a formulation iodine-based proprietary technology that has potential product applications in the areas of infection control and women’s healthcare. In 1995, we launched our first commercial product, IodoZyme. Through June 30, 2006, it has generated approximately $2.8 million in sales. IodoZyme is being discontinued by our marketing partner.

Since 2000, we have concentrated our product development efforts on the proposed product application for the treatment of fibrocystic breast disease. We believe we have adequate cash reserves to continue base operations through 2006. In order for us to continue the clinical development of IoGen, Bioaccelerate, our corporate partner for IoGen, must be able to meet its financial obligations under its licensing and co-marketing agreement and we must raise additional resources. If Bioaccelerate cannot pay for the clinical development of IoGen and we cannot replace them with a new partner and secure additional resources before existing resources are exhausted, we will have to curtail, or perhaps cease, operations.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern. We had a net loss of $645,973 and $1,194,541 and negative cash flows from operations of $898,465 and $632,934 for the year ended December 31, 2005 and six months ended June 30, 2006, respectively. At December 31, 2005 and June 30, 2006, we also had an accumulated deficit of $12,811,751 and $14,006,292, respectively, and working capital of $436,950 and $823,110, respectively. These factors raise substantial doubt as to our ability to continue as a going concern.

The application of the going concern concept is dependent upon our ability to receive continued financial support from our creditors, stockholders and external investors and the financial ability of our IoGen corporate partner to help complete the development and commercialization of IoGen. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities in other than the normal course of operations. Management plans to obtain equity and debt financing from external investors and to actively pursue a new partner to help complete the development and commercialization of IoGen if our present partner is not able to meet its financial obligations to pay for IoGen’s clinical development. In June 2006, Symbollon raised $1,000,000 in a private placement of 1,000,000 shares of its Class A common stock and a like number of warrants.

Management believes the plan described above will be sufficient to meet our liabilities and commitments as they become payable over the next twelve months following June 30, 2006. There can be no assurance that management's plan will be successful. Failure to obtain the support of additional external investors to finance our operations will cause us to curtail operations and impair our ability to continue as a going concern.

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

Results of Operations

Symbollon's net loss for the three-month period ended June 30, 2006 was $645,770, reflecting an increase of $461,615 from a net loss of $184,155 in the comparable 2005 period. Symbollon's net loss for the six-month period ended June 30, 2006 was $1,194,541, reflecting an increase of $826,839 from a net loss of $367,702 in the comparable 2005 period. The increased loss for such periods resulted primarily from increased clinical development expenses related to IoGen, salaries and related costs and facility expenses previously allocated to manufacturing, and consulting and other service expenses. We expect to continue to incur operating losses for the foreseeable future.

Product revenues from sales of IodoZyme (our bovine teat santizer product) for the three and six-month periods ended June 30, 2006 were $39,833 and $39,833, respectively, compared to $3,223 and $14,736 in the comparable 2005 periods. In March 2005, West Agro, Inc., our exclusive marketing partner for IodoZyme, informed Symbollon that it plans to discontinue selling the product after the disposition of the remaining finished goods inventory. During the three months ended June 30, 2006 West Agro purchased the remaining finished goods inventory.

Research and development expenses for the three and six-month periods ended June 30, 2006 were $355,603 and $631,904, respectively, reflecting an increase of $173,202 and $353,788, from the research and development expenses in the comparable 2005 period. The increase for the three and six-month periods resulted primarily from increased clinical trial expenses associated with the initiation of our Phase III study for IoGen and increased salary and related costs and facility expenses previously allocated to manufacturing. As we continue the clinical development of IoGen and other compounds, we anticipate that our research and development expenses will increase. Under our collaboration with our corporate partner, the partner is financially responsible to reimburse us for the IoGen clinical trial expenses, however, based on their financial situation it seems unlikely that they will be able to meet their obligation.

General and administrative expenses for the three and six-month periods ended June 30, 2006 were $293,830 and $567,269, respectively, reflecting an increase of $47,475 and $187,300, from the general and administrative expenses in the comparable 2005 periods. The increase in the general and administrative expenses for the three and six-month periods ended June 30, 2006 was primarily due to increased salary and related costs, facility expenses previously allocated to manufacturing and consulting and other service expenses. We anticipate that general and administrative expenses will remain at current levels for the remainder of 2006.

Our interest income for the three and six-month periods ended June 30, 2006 were $3,663 and $4,632, respectively, reflecting an increase of $2,729 and $2,698, respectively, from the interest income in the comparable 2005 periods. The increase for the three and six-month periods ended June 30, 2006 resulted from an increase in available funds for investment and an increase in interest rates available on invested funds.

Financial Condition, Liquidity and Capital Resources

We have funded our activities primarily through proceeds from private and public placements of equity securities. During 1999, we sold 836,685 shares of common stock, together with warrants for a like number of shares, in a private placement, realizing net proceeds of approximately $1,356,000. During 2000, we received net proceeds of approximately $1,761,000 from the exercise of 586,910 warrants issued as part of the 1999 private placement. During 2004, we sold 1,261,692 shares of common stock, together with 630,846 warrants, in a private placement, for net proceeds of approximately $634,000 in cash and approximately $186,000 in prepaid services for manufacturing, consulting and clinical trial expenses. During 2005, Symbollon sold 1,642,795 shares of Class A Common Stock for gross proceeds of $853,957 (aggregate net proceeds were $800,585) in an offering exclusively to foreign investors pursuant to Regulation S. From December 2005 through March 2006, we issued 615,461 shares of Class A common stock and a like number of warrants for $332,775 in cash and prepaid consulting services upon exercise of privately placed warrants. In June 2006, we sold 1,000,000 shares of common stock, together with warrants for a like number of shares, in a private placement, realizing net proceeds of approximately $1,000,000.

    During 2006, we continued to incur operating losses and have incurred a cumulative loss through June 30, 2006 of $14,006,292. We also continue to have negative cash flow from operations of $632,934 six months ended June 30, 2006. As of June 30, 2006, we had working capital of $823,110. As of June 30, 2006, we believe that we have the necessary liquidity and capital resources to sustain planned operations through the end of 2006. On April 12, 2005, Symbollon entered into an exclusive worldwide licensing and co-marketing agreement covering the use of IoGen for the treatment of cyclic pain and tenderness in humans with Bioaccelerate. Under the terms of the agreement, Bioaccelerate is responsible for the development and commercialization expenses of IoGen. With the execution of the licensing agreement, we initiated a Phase III clinical trial for IoGen. Pursuant to the agreement with Bioaccelerate, Bioaccelerate is required to fund an escrow account to cover the cost of the clinical development of IoGen. We have sent a notice of default to Bioaccelerate regarding its failure to establish and fund the escrow as required by the agreement. To date, Bioaccelerate has not funded the escrow account as required by the agreement. However, Bioaccelerate has paid Symbollon directly $400,000 for clinical cost incurred in 2005 under the agreement. Our planned operations for 2006 include completing the ongoing Phase III IoGen clinical trial and securing additional resources to sustain our operations and, if Bioaccelerate is not financially able to meet its obligations, to complete the clinical development of IoGen with other funding. We may not, however, be able to raise such alternative funding. Any funding we do raise may be dilutive to existing stockholders. We estimate that it will cost approximately $12 million to complete the clinical development of IoGen. Until we secure additional financial resources, we will not be able to pursue significant clinical development of new product applications based on our technology. If we cannot secure additional resources before existing resources are exhausted, which is estimated to occur before the end of 2006, we will have to curtail, or perhaps cease, operations.

The report of our independent registered public accountants on our financial statements for the years ended December 31, 2005 and 2004 contains an explanatory paragraph, which indicates that we have incurred recurring losses and have an accumulated deficit that raises substantial doubt about our ability to continue as a going concern. This report is not viewed favorably by analysts or investors and may make it more difficult for us to raise additional debt or equity financing needed to continue our operations.

During the remainder of 2006, we are committed to pay approximately $227,500 as compensation to our current executive officers and approximately $20,000 for lease payments on our facilities. We have no other material capital expenditures planned during fiscal 2006. At December 31, 2005, we had a net operating loss carryforward for federal income tax purposes of approximately $12,315,000 expiring at various dates through 2025 (from which, however, we may never receive a benefit).

Off Balance Sheet Arrangements

None.

Item 3. Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The following items were submitted to a vote of the stockholders at the Company’s Annual Meeting on May 24, 2006:

1.
To consider and vote upon the election of Paul C. Desjourdy and Eugene Lieberstein as the Class I directors (the terms of the Class II directors (James C. Richards and Richard F. Maradie) and of the Class III Director (Jack H. Kessler) continued after the meeting).

2.	To consider and vote upon a proposal to adopt Symbollon’s 2006 Non-Employee Stock Option Plan.
3.	To ratify the appointment of Vitale, Caturano & Company Ltd as the independent registered public accounting firm of the Company.

Below are the results of the voting of each matter:

Motion	For	Against	Withheld	Broker non-votes

1	4,242,580	87,277	-0-	-0-
2	1,623,931	90,432	34,952	2,580,542
3	4,321,657	8,200	-0-	-0-

Item 6. Exhibits

See Index to Exhibits on page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

SYMBOLLON PHARMACEUTICALS, INC.

Date: August 11, 2006	By: /s/ Paul C. Desjourdy____________________
Paul C. Desjourdy, President/CEO/CFO
and authorized signatory

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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