Form 10QSB
period 2006-09-30
SYMBOLLON CORP
filed 2006-11-14
CIK 912086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of November 10, 2006, 9,301,237 shares of Class A Common Stock of the issuer were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

SYMBOLLON PHARMACEUTICALS, INC.

INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets - September 30, 2006
(unaudited) and December 31, 2005	3

Unaudited Condensed Statements of Operations
- For the three and nine months ended
September 30, 2006 and 2005	5

Unaudited Condensed Statements of Cash Flows
- For the nine months ended September 30, 2006 and 2005	6

Notes to the Unaudited Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis
or Plan of Operation	19

Item 3. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 6. Exhibits	23

SIGNATURES	23

EXHIBIT INDEX	E-1

Symbollon Pharmaceuticals, Inc.

Condensed Balance Sheets

	September 30, 2006 (unaudited)	December 31, 2005

Assets

Current assets:
Cash and cash equivalents	$846,475	$312,617
Accounts receivable	-	234,583
Inventory	-	39,833
Prepaid expenses	12,244	95,446

Total current assets	858,719	682,479

Equipment and leasehold improvements, net of accumulated depreciation and amortization	13,631	24,021

Other assets:
Patent and trademark costs, net of accumulated amortization	354,317	365,068
Deposit	2,364	2,364

	$1,229,031	$1,073,932

Symbollon Pharmaceuticals, Inc.

Condensed Balance Sheets (Continued)

	September 30, 2006 (unaudited)	December 31, 2005

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$27,315	$16,999
Accrued clinical development expenses	152,439	119,492
Deferred research and development collaboration revenue	-	84,583
Other current liabilities	20,267	24,455

Total current liabilities	200,021	245,529

Stockholders’ equity:
Common stock, Class A, par value $.001 per share, 93,750,000 shares authorized, 9,241,237 and 7,323,661 shares issued and outstanding, respectively	9,241	7,324
Convertible common stock, Class B, par value $.001 per share, 1,250,000 shares authorized and unissued	-	-
Preferred stock, par value $.001 per share, 5,000,000 shares authorized and unissued	-	-
Additional paid-in capital	15,689,104	13,632,830
Accumulated deficit	(14,669,335)	(12,811,751)

Total stockholders’ equity	1,029,010	828,403

	$1,229,031	$1,073,932
See accompanying notes to condensed financial statements.

Symbollon Pharmaceuticals, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue:
Net product sales	$-	$23,025	$39,833	$37,761
Research and development collaboration revenue	-	145,744	-	390,558

Total revenues	-	168,769	39,833	428,319

Operating expenses:
Cost of goods sold	-	(50,442)	39,833	(79,341)
Research and development	314,421	166,922	946,325	445,038
General and administrative	356,943	16,185	924,212	396,154

Total operating expenses	671,364	132,665	1,910,370	761,851

Income (loss) from operations	(671,364)	36,104	(1,870,537)	(333,532)

Interest income	8,321	2,291	12,953	4,225

Net Income (loss) - basic and diluted	$(663,043)	$38,395	$(1,857,584)	$(329,307)

Net loss per share of common stock
- basic	$(.07)	$.00	$(.23)	$(.05)
- diluted	$(.07)	$.00	$(.23)	$(.05)

Weighted average number of common shares outstanding
- basic	9,034,085	7,736,654	7,936,822	6,853,267
- diluted	9,034,085	8,461,865	7,936,822	6,853,267

See accompanying notes to condensed financial statements.

Symbollon Pharmaceuticals, Inc.

Condensed Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:

Net loss	$(1,857,584)	$(329,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	225,498	(267,916)
Issuance of securities for services rendered	204,108	1,769
Depreciation and amortization	39,737	40,533
Changes in operating assets and liabilities:
Accounts receivable	234,583	(402,070)
Inventory	39,833	1,736
Prepaid expenses	29,771	129,374
Accounts payable and other current liabilities	(45,508)	5,141

Net cash used in operating activities	(1,129,562)	(820,740)

Cash flows from investing activities:

Purchase of equipment and leasehold improvements	(745)	(3,176)
Patent and trademark cost additions	(17,851)	(13,086)

Net cash used in investing activities	(18,596)	(16,262)

Cash flows from financing activities:

Issuance of common stock and warrants	1,682,016	800,585

Net cash provided by financing activities	1,682,016	800,585

Net increase (decrease) in cash and cash equivalents	533,858	(36,417)

Cash and cash equivalents, beginning of period	312,617	427,124

Cash and cash equivalents, end of period	$846,475	$390,707

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

The Company’s financial statements for the year ended December 31, 2005 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company had a net loss of $645,973 and $1,857,584 and negative cash flows from operations of $898,465 and $1,129,562 for the year ended December 31, 2005 and nine months ended September 30, 2006, respectively. At December 31, 2005 and September 30, 2006, the Company also had an accumulated deficit of $12,811,751 and $14,669,335, respectively, and working capital of $436,950 and $658,698, respectively. These factors raise substantial doubt as to our ability to continue as a going concern.

The application of the going concern concept is dependent upon the Company’s ability to receive continued financial support from the Company’s creditors, stockholders and external investors. In August 2006, our licensing agreement covering IoGen was mutually terminated. Without a licensing partner, the Company will need to secure a new partner to help complete the development and commercialization of IoGen. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize the Company’s assets and discharge our liabilities in other than the normal course of operations. Management plans to obtain equity and debt financing from external investors, and to actively pursue a new partner to help complete the development and commercialization of IoGen. In June and August 2006, Symbollon raised net aggregate proceeds of $1,342,340 in a private placement of 1,366,500 shares of its Class A common stock and a like number of warrants. (See Note 3)

Management believes the plan described above will be sufficient to meet the Company’s liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management's plan will be successful and that the Company will be able to obtain financing or a new partner. Failure to obtain the support of additional external investors to finance the Company’s operations will cause us to curtail and may require the Company to cease operations and will impair the Company’s ability to continue as a going concern.

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

In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present the Company’s financial position, results of operations and cash flows. The results of operations for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

The accounting policies that management believes are most critical to aid in fully understanding and evaluating the Company’s reported financial results include the following:

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
Concentration of Credit Risks
The Company had one customer for its IodoZyme® product and a commercialization partner for its IoGen program. The customer’s and partner’s financial condition were reviewed on an ongoing basis, and collateral was not required. The Company believes a reserve for potential credit losses is not necessary as of September 30, 2006 and December 31, 2005.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are customer or partner obligations due under normal trade terms. The Company performs continuing credit evaluations of its customer’s and partner’s financial condition and generally does not require collateral. Senior management reviews accounts receivable, if any, on a periodic basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, if any, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, it believes an allowance for doubtful accounts is not necessary as of September 30, 2006 and December 31, 2005. However, actual write-offs might exceed the Company’s estimates.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)
Inventory	Inventory at December 31, 2005 was stated at the lower of cost (determined on a first-in, first-out basis) or market.
Long-Lived Assets
Long-lived assets, such as intangible assets and property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. The Company does not believe that any of its long-lived assets are impaired at September 30, 2006 or December 31, 2005.

Depreciation and Amortization
Equipment is stated at cost and is depreciated over its estimated useful life (ranging from 5-7 years) using the straight-line method. Leasehold improvements are stated at cost and are being amortized by the straight-line method over the 10 year term of the lease which is less than their estimated useful lives.

Intangible Assets
Intangible assets subject to amortization consist of patents and trademarks that have estimated useful lives ranging from 11-17 years and a remaining weighted average useful life of 9 years. Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is rejected or there are other circumstances that indicate that the asset is impaired (as described above).

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

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)
Stock-Based Compensation (Continued)
Under the provisions of SFAS No. 123(R), the Company recorded $64,856 and $225,498 of stock-based compensation for the three and nine months ended September 30, 2006, respectively. On January 1, 2006, upon the adoption of SFAS No. 123(R) the Company ceased recording the variable compensation charges on repriced options, as was required under APB No. 25. As of September 30, 2006 the unrecognized stock-based compensation cost related to non-vested stock awards was $20,709. Such amount will be recognized in operations over a weighted average period of 2 years.

The following table summarizes the Company’s stock option information as of, and for the nine-month period ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2005	785,000	$ 0.58
Options granted	1,027,500	$ 0.87
Options expired	(2,500)	$ 5.00
Outstanding at September 30, 2006	1,810,000	$ 0.74	6.6	$999,613
Exercisable at September 30, 2006	758,750	$ 0.55	2.9	$603,363
(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the option exercise price.

No stock options were granted during the three-month period ended September 30, 2006. For the three-month period ended September 30, 2005, the Company granted options for 30,000 shares exercisable at $.96 per share. The weighted-average grant date fair value of stock options granted during the nine-month periods ended September 30, 2006 and 2005 was $0.87 and $1.11 per share, respectively. No stock options were exercised during the nine months ended September 30, 2006 or 2005.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)
Stock-Based Compensation (Continued)	The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 31,
	2006	2005

Weighted-average expected stock-price volatility	102%	220-236%

Weighted-average expected option life	6.0 years	7-9 years

Average risk-free interest rate	4.32%	3.93 - 4.30%

Average dividend yield	0.0%	0.0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with or longer than the expected life of the options. The risk-free interest rate is the U.S. Treasury Strips rate on the date of grant. The expected life was calculated using the method outlined in SEC Staff Accounting Bulletin Topic 14.D.2, “Expected Terms,” as the Company’s historical experience does not provide a reasonable basis for the expected term of the option. Based on the recent history and current expectations, the Company has not adjusted the calculated value of the options for the nine months ended September 30, 2006 to reflect a forefeiture rate.

A summary of the option activity for nonvested shares as of September 30, 2006 and for the nine months ended September 30, 2006 is presented below:

Nonvested Shares	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2005	78,750	$ 1.32

Granted	1,027,500	$ 0.87

Vested	(55,000)	$ 1.43

Forfeited	-	-

Outstanding at September 30, 2006	1,051,250	$ 0.87

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)
Stock-Based Compensation (Continued)

Pro-forma information regarding net income and earnings per share required under SFAS 123 before the adoption of SFAS 123(R) follows:

For the Three Months Ended September 30,	2005

Net income	$38,395

Adjustments:
Stock-based employee compensation
expense included in reported net income,
net of related tax effects	(229,584)

Total stock-based employee
compensation determined under fair
value method of all awards, net of
related tax effects	(28,907)

Basic and diluted loss per share	$(220,096)

Basic and diluted loss per share:
As reported	$ .00
Pro forma	$ (.03)

For the Nine Months Ended September 30,	2005

Net loss	$(329,307)

Adjustments:
Stock-based employee compensation
expense included in reported net income,
net of related tax effects	(267,916)

Total stock-based employee
compensation determined under fair
value method of all awards, net of
related tax effects	(86,723)

Basic and diluted loss per share	$(683,946)

Basic and diluted loss per share:
As reported	$ (.05)
Pro forma	$ (.10)

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

3. Stockholders’ Equity
Capital Stock
The Company has authorized 93,750,000 shares of Class A common stock, 1,250,000 shares of Class B common stock and 5,000,000 shares of preferred stock. The Class A and Class B common stock are substantially identical except that holders of Class A common stock have the right to cast one vote for each share held and the Class B shareholders have the right to cast five votes for each share held. As of September 30, 2006 and December 31, 2005, there were no shares of Class B common stock issued and outstanding. The preferred stock may be issued in series, and shares of each series will have such rights and preferences as are fixed by the Company’s Board of Directors. As of September 30, 2006 and December 31, 2005, there were no shares of preferred stock issued and outstanding.

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

The Company accounts for certain of the shares and warrants issued for prepaid services under Emerging Issues Task Force Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18). Accordingly, the Company has recognized approximately $60,964 and $0 of expense related to these shares and warrants for the three months ended September 30, 2006 and 2005, respectively, and $160,397 and $28,000 of expense related to these shares and warrants for the nine months ended September 30, 2006 and 2005, respectively, in the accompanying statement of operations.

On September 15, 2005, we entered into a services agreement with Premier Funding Services LLC. In accordance with the services agreement, and as partial consideration for the services provided by the vendor, we agreed to issue 20,000 shares of Class A common stock and warrants to purchase 40,000 shares of Class A common stock upon execution of the agreement. The Company accounts for these shares under EITF 96-18. Accordingly, the Company has determined the fair value of the shares and warrants to be $42,458 and has recognized $30,074 of expense related to these shares and warrants for the nine months ended September 30, 2006, included in general and administrative expenses in the accompanying statement of operations.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

3. Stockholders’ Equity (Continued)
Issuance of Common Stock and Common Stock Purchase Warrants (Continued)
The Company has a total of 103,500 warrants outstanding to non-employees, and at September 30, 2006, 43,125 of these warrants with an aggregate fair value of $33,690 related to future services. Under EITF 96-18, the Company is required to record the expense related to these warrants as the underlying services are performed. These warrants are subject to remeasurement; accordingly, the actual expense to be recognized may be materially different than the current fair value.

On June 2, 2006 and August 21, 2006, the Company sold in a private placement to accredited investors an aggregate of 1,366,500 shares of Class A common stock and a like number of redeemable warrants for net proceeds of $1,342,340 in cash. The Company also issued redeemable warrants exercisable for 24,160 shares to the placement agent as additional compensation. The redeemable warrants entitle the holder thereof to purchase at any time up to August 21, 2011 a share of Class A common stock at a price of one dollar ($1.00) per share. The redeemable warrants may be redeemed by Symbollon at $0.01 per warrant in the event that the closing sales price of the Class A common stock over twenty successive trading days is equal to or greater than $5.00 and the average trading volume over that period is in excess of twenty-five thousand (25,000) shares per day, subject to the holder’s right to exercise. The fair value of the new warrants (inclusive of the warrants issued to the placement agent) issued was estimated on the date of grant using the Black-Scholes option-pricing model to be $2,058,586 and was recorded as a cost of raising the related capital.

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

In November 2003, the Company's Board of Directors authorized the repricing of employee options, canceling 690,000 options with exercise prices ranging from $1.94 to $9.06 and issuing options to purchase 600,000 shares of common stock at $0.28 per share, which was above the market value on the date of the repricing. These options were subject to variable plan accounting, as defined by FIN 44. As prescribed by the provisions of FIN 44 the Company remeasured the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date through the required adoption of SFAS 123 (R). During the three months ended September 30, 2005 the Company reversed $267,916 of previously recognized compensation expense to reflect the decrease in the intrinsic value of the options. As of September 30, 2005, the Company has recognized aggregate compensation expense of $229,583 related to the repriced options. No variable expense was recognized pursuant to FIN 44 in the nine months ended September 30, 2006, as the Company now accounts for these options under SFAS 123 (R).

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

5. Loss Per Share
The Company’s basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2006 and 2005 is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

The following table summarizes securities that were outstanding as of September 30, 2006 and 2005 but not included in the calculation of diluted net loss per share because such shares are antidilutive:

September 30,	2006	2005

Stock options	1,810,000	785,000
Stock warrants	2,031,506	670,846

6. Licensing Agreement
On April 12, 2005, Symbollon entered into an exclusive worldwide licensing and co-marketing agreement covering the use of IoGen for the treatment of cyclic pain and tenderness in humans with Bioaccelerate Holdings Inc. (“Bioaccelerate”). Under the terms of the agreement, Bioaccelerate was required to fund ongoing Phase III development of IoGen through its wholly owned subsidiary, Amilar Pharmaceuticals. Bioaccelerate had the primary responsibility for the commercialization of IoGen, and Symbollon was to oversee the future clinical development efforts necessary to seek marketing approval for IoGen. The parties were to share in any net profits upon commercialization.

On August 23, 2006, the parties mutually terminated the agreement with all rights to IoGen licensed under the agreement to Bioaccelerate reverting back to Symbollon. (See Note 1).

Item 2. Management's Discussion and Analysis or Plan of Operation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements which involve risks and uncertainties. See “Forward Looking Statements” below and “Risk Factors” in the Annual Report on Form 10-KSB for the year ended December 31, 2005.

Overview

We are a specialty pharmaceutical company. We have a formulation iodine-based proprietary technology that has potential product applications in the areas of infection control and women’s healthcare. In 1995, we launched our first commercial product, IodoZyme. Through September 30, 2006, it has generated approximately $2.8 million in sales. IodoZyme is being discontinued by our marketing partner.

Since 2000, we have concentrated our product development efforts on the proposed product application for the treatment of fibrocystic breast disease. We believe we have adequate cash reserves to continue base operations through 2006. In order for us to continue the clinical development of IoGen, we must raise additional resources and secure a new development partner. If we cannot secure additional resources and secure a new development partner before existing resources are exhausted, we will have to curtail or cease operations.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern. We had a net loss of $645,973 and $1,857,584 and negative cash flows from operations of $898,465 and $1,129,562 for the year ended December 31, 2005 and nine months ended September 30, 2006, respectively. At December 31, 2005 and September 30, 2006, we also had an accumulated deficit of $12,811,751 and $14,669,335, respectively, and working capital of $436,950 and $658,698, respectively. These factors raise substantial doubt as to our ability to continue as a going concern.

The application of the going concern concept is dependent upon our ability to receive continued financial support from our creditors, stockholders and external investors. In August 2006, our licensing agreement covering IoGen was mutually terminated. Without a licensing partner, we will need to secure a new partner to help complete the development and commercialization of IoGen. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities in other than the normal course of operations. Management plans to obtain equity and debt financing from external investors and to actively pursue a new partner to help complete the development and commercialization of IoGen. In June and August 2006, Symbollon raised net aggregate proceeds of $1,342,500 in a private placement of 1,366,500 shares of its Class A common stock and a like number of warrants.

Management believes the plan described above will be sufficient to meet our liabilities and commitments as they become payable over the next twelve months following September 30, 2006. There can be no assurance that management's plan will be successful. Failure to obtain the support of additional external investors to finance our operations will cause us to curtail and may require us to cease operations and will impair our ability to continue as a going concern.

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

Results of Operations

Symbollon's net loss for the three-month period ended September 30, 2006 was $663,043, reflecting an increase of $701,438 from a net income of $38,395 in the comparable 2005 period. Symbollon's net loss for the nine-month period ended September 30, 2006 was $1,857,584, reflecting an increase of $1,528,277 from a net loss of $329,307 in the comparable 2005 period. The increased loss for such periods resulted primarily from increased clinical development expenses related to IoGen, salaries and related costs and facility expenses previously allocated to manufacturing, and consulting and other service expenses. We expect to continue to incur operating losses for the foreseeable future.

Product revenues from sales of IodoZyme (our bovine teat santizer product) for the three and nine-month periods ended September 30, 2006 were $0 and $39,833, respectively, compared to $23,025 and $37,761 in the comparable 2005 periods. In March 2005, West Agro, Inc., our exclusive marketing partner for IodoZyme, informed Symbollon that it plans to discontinue selling the product after the disposition of the remaining finished goods inventory. During the three months ended June 30, 2006 West Agro purchased the remaining finished goods inventory.

Research and development expenses for the three and nine-month periods ended September 30, 2006 were $314,421 and $946,325, respectively, reflecting an increase of $147,499 and $501,287, from the research and development expenses in the comparable 2005 period. The increase for the three and nine-month periods resulted primarily from increased clinical trial expenses associated with the initiation of our Phase III study for IoGen and increased salary and related costs and facility expenses previously allocated to manufacturing. As we continue the clinical development of IoGen and other compounds, we anticipate that our research and development expenses will increase.

General and administrative expenses for the three and nine-month periods ended September 30, 2006 were $356,943 and $924,212, respectively, reflecting an increase of $340,758 and $528,058, from the general and administrative expenses in the comparable 2005 periods. The increase in the general and administrative expenses for the three and nine-month periods ended September 30, 2006 was primarily due to increased salary and related costs, facility expenses previously allocated to manufacturing and consulting and other service expenses, including investor relations expenses. We anticipate that general and administrative expenses will remain at current levels for the remainder of 2006.

Our interest income for the three and nine-month periods ended September 30, 2006 was $8,321 and $12,953, respectively, reflecting an increase of $6,030 and $8,728, respectively, from the interest income in the comparable 2005 periods. The increase for the three and nine-month periods ended September 30, 2006 resulted from an increase in available funds for investment and an increase in interest rates available on invested funds.

Financial Condition, Liquidity and Capital Resources

We have funded our activities primarily through proceeds from private and public placements of equity securities. During 1999, we sold 836,685 shares of common stock, together with warrants for a like number of shares, in a private placement, realizing net proceeds of approximately $1,356,000. During 2000, we received net proceeds of approximately $1,761,000 from the exercise of 586,910 warrants issued as part of the 1999 private placement. During 2004, we sold 1,261,692 shares of common stock, together with 630,846 warrants, in a private placement, for net proceeds of approximately $634,000 in cash and approximately $186,000 in prepaid services for manufacturing, consulting and clinical trial expenses. During 2005, we sold 1,642,795 shares of Class A Common Stock for gross proceeds of $853,957 (aggregate net proceeds were $800,585) in an offering exclusively to foreign investors pursuant to Regulation S. From December 2005 through March 2006, we issued 615,461 shares of Class A common stock and a like number of warrants for $332,775 in cash and prepaid consulting services upon exercise of privately placed warrants. In June and August 2006, we sold 1,366,500 shares of common stock, together with warrants for a like number of shares, in a private placement, realizing net proceeds of approximately $1,342,340.

During 2006, we continued to incur operating losses and have incurred a cumulative loss through September 30, 2006 of $14,669,335. We also continue to have negative cash flow from operations of $1,129,562 for the nine months ended September 30, 2006. As of September 30, 2006, we had working capital of $658,698. As of September 30, 2006, we believe that we have the necessary liquidity and capital resources to sustain planned operations through the end of 2006. On April 12, 2005, Symbollon entered into an exclusive worldwide licensing and co-marketing agreement covering the use of IoGen for the treatment of cyclic pain and tenderness in humans with Bioaccelerate. Under the terms of the agreement, Bioaccelerate was responsible for the development and commercialization expenses of IoGen. With the execution of the licensing agreement, we initiated a Phase III clinical trial for IoGen. Pursuant to the agreement with Bioaccelerate, Bioaccelerate was required to fund an escrow account to cover the cost of the clinical development of IoGen. We sent a notice of default to Bioaccelerate regarding its failure to establish and fund the escrow as required by the agreement. On August 23, 2006, the parties mutually terminated the agreement. Our planned operations for 2006 include completing the ongoing Phase III IoGen clinical trial and securing additional resources to sustain our operations and to complete the clinical development of IoGen. We may not, however, be able to raise such funding on acceptable terms, or at all. Any funding we do raise may be dilutive to existing stockholders. We estimate that it will cost approximately $12 million to complete the clinical development of IoGen. Until we secure additional financial resources, we will not be able to pursue significant clinical development of new product applications based on our technology. If we cannot secure additional resources before existing resources are exhausted, which is estimated to occur before the end of 2006, we will have to curtail or cease operations.

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

During the remainder of 2006, we are committed to pay approximately $113,750 as compensation to our current executive officers and approximately $10,000 for lease payments on our facilities. We have no other material capital expenditures planned during fiscal 2006. At December 31, 2005, we had a net operating loss carryforward for federal income tax purposes of approximately $12,315,000 expiring at various dates through 2025 (from which, however, we may never receive a benefit).

Off Balance Sheet Arrangements

None.

Item 3. Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 6. Exhibits

See Index to Exhibits on page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

SYMBOLLON PHARMACEUTICALS, INC.

Date: November 14, 2006	By: /s/ Paul C. Desjourdy
Paul C. Desjourdy, President/CEO/CFO
and authorized signatory

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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