Form 10KSB
period 2006-12-31
SYMBOLLON CORP
filed 2007-03-22
CIK 912086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934 for the fiscal year ended December 31, 2006

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

The issuer's revenues for its most recent fiscal year (year ended December 31, 2006) were $39,833.

As of March 21, 2007, the aggregate market value of the voting and non-voting common equity of the issuer (consisting of Class A Common Stock, $.001 par value per share) held by non-affiliates of the issuer was approximately $12,509,641 based upon the closing price of such stock on that date.

As of March 21, 2007, 12,585,254 shares of Class A Common Stock of the issuer were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 23, 2007 are incorporated by reference into Part III hereof. With the exception of the portions of such Proxy Statement expressly incorporated into this Annual Report on Form 10-KSB by reference, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-KSB.

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

Bovine Teat Sanitizer Product

During 1994, we co-developed a bovine teat sanitizer, marketed as “IodoZyme®”, with West Agro, Inc. of Kansas City, MO (“West Agro”), a subsidiary of the Tetra Laval Group and a leading manufacturer and distributor of iodophor-based products for dairy use. In January 1995, Symbollon and West Agro signed a marketing and supply agreement covering IodoZyme, and we began shipping IodoZyme to West Agro in early 1995. Pursuant to this agreement, West Agro was granted the exclusive worldwide right to market, distribute, promote and sell IodoZyme. Under the agreement, we manufactured and supplied West Agro with IodoZyme in finished product form.

Net product sales for 2006 and 2005 from IodoZyme were $39,833 and $49,627, respectively. Our invoice terms are net 30 days. We had no orders for future delivery of IodoZyme at December 31, 2006. Net product sales were all in the United States.

In March 2005, West Agro informed Symbollon that it intended to place orders for approximately $90,000 of IodoZyme during 2005 and 2006 and that it planned to discontinue selling the product after the disposition of such finished goods inventory had been sold. West Agro purchased our remaining finished goods inventory of approximately $40,000 in the second quarter of 2006 and ceased selling IodoZyme after such finished goods inventory was sold.

Product Development

Since 2000, we have concentrated our product development work on the proposed product application for a treatment for fibrocystic breast disease. Symbollon spent approximately $1,749,000 and $716,000 on research and development during the years ended December 31, 2006 and 2005, respectively.

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

In April 2005, Symbollon and Bioaccelerate Holdings, Inc. (“Bioaccelerate”) formed an exclusive worldwide licensing and co-marketing agreement for IoGen for the treatment of cyclic mastalgia associated with FBD. Under the terms of the agreement, Bioaccelerate was responsible for the development and commercialization expenses of IoGen through its wholly owned subsidiary, Amilar Pharmaceuticals, a specialty pharmaceutical company with development stage compounds in women’s health. Bioaccelerate had the primary responsibility for the commercialization of IoGen, and Symbollon was to oversee the future clinical development efforts necessary to seek marketing approval for IoGen. The parties would have shared in any net profits upon commercialization. Pursuant to the agreement with Bioaccelerate, Bioaccelerate was required to fund an escrow account to cover the cost of the clinical development of IoGen. Bioaccelerate did not fund the escrow account as required by the agreement. However, Bioaccelerate did pay Symbollon directly $400,000 for clinical cost incurred in 2005 under the agreement. We sent a notice of default to Bioaccelerate regarding its failure to establish and fund the escrow as required by the agreement. Bioaccelerate did not cure the existing defaults. On August 23, 2006, the parties mutually terminated the licensing and co-marketing agreement. Upon termination of the agreement all rights to IoGen licensed to Bioaccelerate in the agreement reverted back to Symbollon.

During 2005, we began enrolling up to 175 subjects in a Phase III pivotal trial. The primary endpoint of the IoGen pivotal trial is a clinically significant reduction of the subject’s breast pain and tenderness using daily patient diaries. The secondary endpoint is a clinically significant reduction of the subject’s nodularity as measured by the physicians’ assessment. Symbollon estimates that enrollment of this Phase III trial will continue through the first half of 2007.

Other Potential Applications

We believe that our technology has potential applications in the development of a variety of human healthcare and other products such as dermatology, topical anti-infectives, oral care and hygiene products, wound care applications, and as a preventive for urinary tract infection. Given our limited resources, although certain preliminary research, development and regulatory activities may be undertaken by us in some of these potential product areas, our ability to fund the development and commercialization of such applications will depend in large part on entering into product development and commercialization agreements with corporate partners. During 2007, we intend to pursue clinical development of certain of these applications as resources allow.

Manufacturing and Supplies

The development and manufacture of our products are subject to good laboratory practices (“GLP”) and current good manufacturing practices (“cGMP”) requirements prescribed by the FDA and to other standards prescribed by the appropriate regulatory agency in the country of use. We have limited in-house manufacturing capacity, and previously produced IodoZyme in our Framingham facility. See “Description of Property.”

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

Marketing and Distribution

In accordance with the marketing and supply agreement signed with West Agro, West Agro marketed and distributed IodoZyme, and had agreed to market and distribute other potential cleaners, sanitizers and disinfectants covered by the agreement to dairy farms and dairy processing plants as Symbollon’s exclusive distributor. The principal market for IodoZyme was dairy farms. West Agro stopped selling IodoZyme after existing finished goods inventories were sold.

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

Patents and Proprietary Rights

We consider patent protection of our iodine technology to be critical to our business prospects. We currently hold twenty-two patents and one patent application in the United States relating to our technology. In addition, we hold patents and have filed a number of patent applications relating to our technology in foreign countries.

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

Employees

As of December 31, 2006, we have 3 full time employees. We have relationships with and from time to time engage the services of university professors and other qualified consultants to assist us in technological research and development. None of our employees are currently represented by a labor union. Management considers its employee relations to be good. We believe that our future success is dependent to a significant degree on our being able to continue to attract and retain skilled personnel.

Executive Officers

The Company's executive officers are:

Name	Age	Position with the Company

Paul C. Desjourdy	45	President, Chief Executive Officer,
		Chief Financial Officer, General
		Counsel, Treasurer and Director

Jack H. Kessler, Ph.D.	56	Executive Vice President, Chief
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

RISKS ABOUT OUR BUSINESS

Our ability to continue as a “going concern” is uncertain

Our financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Report of our Independent Registered Public Accountants included herein contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern. The notes to our financial statements addressed management’s plans to address our ability to continue as a going concern. We cannot assure you that our business plans will be successful in addressing these issues. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in our common stock. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We expect to incur additional losses in the future that will require us to raise funding

We have incurred a cumulative operating loss of $15,858,535 through December 31, 2006. Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop IodoZyme, IoGen and other potential product formulations, and from the associated administrative and patent costs. We expect to incur additional operating losses over the next several years and expect cumulative losses to increase. In the next few years, we do not anticipate generating material revenues.

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

Sales from our only product has ceased as our marketing partner has decided to discontinue offering it for sale

Our only source of product revenue has been from a licensing relationship with West Agro, Inc. covering IodoZyme. They have decided to terminate their collaboration with us. West Agro has purchased our remaining finished goods inventory of approximately $40,000 in the second quarter of 2006 and ceased selling IodoZyme after such finished goods inventory was sold.

We could go out of business and you may lose your investment if we are unable to commercialize a new product

Since our inception, we have engaged in limited business activities attempting to develop products based on our technology. To date, we have only commercialized one product, IodoZyme. IodoZyme sales have not been significant enough to support our operations and have been discontinued. The development of our other product opportunities will require further capital investments, development and regulatory approvals. We may be faced with problems, delays, expenses and difficulties, which are typically encountered by companies in an early stage of development, many of which may be beyond our control. These include, but are not limited to, unanticipated problems and costs related to development, regulatory compliance, production, marketing, economic and political factors and competition. If we are not able to commercialize a new product, we could go out of business and you may lose your investment.

We have terminated our relationship with our corporate partner, Bioaccelerate, and if we are not able to enter into a new corporate licensing relationship covering IoGen, it will be difficult to commercialize IoGen

We estimate that the cost to complete the development of IoGen will be approximately $12 million. We entered into a corporate licensing relationship with Bioaccelerate to help fund the commercialization of IoGen. Because of Bioacclerate’s continuing financial difficulties, they were not able to fund an escrow account which would have provided the necessary resources to complete the ongoing Phase III clinical trial for IoGen. We sent a notice of default to Bioaccelerate regarding its failure to establish and fund the escrow as required by their agreement. Because Bioaccelerate failed to cure the existing defaults, the parties have terminated the agreement. Upon termination of the agreement, all rights to IoGen licensed to Bioaccelerate in the agreement reverted back to Symbollon. Without Bioaccelerate’s financial assistance, we do not have enough resources to complete the clinical development of IoGen. Based on the present price and trading volume of our stock, it will be difficult for us to raise the additional capital to fund the development of IoGen which was to have been provided by Bioaccelerate. Given the large amount of resources required to complete the clinical development of IoGen, we will need to enter into a new licensing relationship to commercialize IoGen.

We have limited data that IoGen will effectively treat fibrocystic breast disease

We did not conduct any animal or human studies to evaluate the potential effectiveness of IoGen before launching the Phase II trial. The Phase II clinical trial that we completed in 2000 generated the first data regarding the effectiveness of IoGen. The primary purpose of the Phase II trial was to evaluate the safety of IoGen. We believe that the Phase II data concerning the drug’s effectiveness indicate that IoGen can successfully treat cyclic pain and tenderness associated with fibrocystic breast, but we need to establish IoGen’s effectiveness in two well-controlled phase III clinical trials. We estimate that our investment in the IoGen development program has exceeded $5 million. We expensed these development costs as incurred. We do not have the necessary resources to fund further clinical trials for IoGen. If we are not able to secure the necessary resources by entering into a relationship with a corporate partner or by raising funds, our financial situation may force us to discontinue the IoGen development program.

If we cannot establish a new corporate relationship or we cannot raise additional funds, then we will have to limit or cease our future activities

We have adequate cash resources to continue our base operations through September 2007. However, we do not have sufficient resources to pay for the ongoing IoGen Phase III clinical trial or any other remaining development activities required to commercialize IoGen. We will require substantial additional funds to pay for the ongoing clinical development of IoGen or if we decide to pursue the development of additional products. We currently estimate that approximately $12 million will be required over the next three years to complete the clinical development of IoGen.

We intend to seek additional funds for such future product development through public or private financing or collaborative or other arrangements with corporate partners. We believe that before we can enter into any significant new relationships, we will have to generate clinical results on our potential drugs. Our limited financial resources may require us to finance the cost of generating these results. We have had difficulty raising funds. During 2004, we attempted to raise approximately $2 million. We were only able to raise approximately $820,000. During 2005, we sold 1,642,795 shares of Class A Common Stock for gross proceeds of $853,957 (aggregate net proceeds were $800,585) in an offering exclusively to foreign investors pursuant to Regulation S. During 2006, Symbollon sold 4,536,304 shares of Class A Common Stock and 3,743,853 warrants for gross proceeds of $3,902,343 (aggregate net proceeds were $3,667,815) in private placements to accredited investors. During 2007, Symbollon has sold 43,828 shares of Class A Common Stock and 32,871 warrants for gross proceeds of $34,262 (aggregate net proceeds were $34,262) in a private placement to accredited investors.

Our common stock was delisted from the Nasdaq SmallCap market in December 2002. Our common stock is currently traded on the OTC Bulletin Board, is thinly traded, and is subject to the “penny stock rules.” There is very little market support for our common stock. So long as these conditions exist, future financings will continue to be difficult. This could impact the terms and conditions upon which we are able to sell securities and raise funds. In light of the lack of support for our common stock price, any funds raised through equity financing would likely be at below market and dilutive to our existing stockholders. If adequate funds are not available when needed, we would be forced to limit the scope of our development or perhaps cease operations. We cannot assure you that we will be able to raise the necessary financing on acceptable terms, or at all, or succeed in entering into a successful corporate partnering relationship. As indicated above, our independent registered public accountant’s report on our financial statements includes a “going concern” qualification.

We lack the resources to conduct the necessary clinical trials required prior to commercial sales of our potential drugs

Any drug candidates we develop will require significant additional research and development efforts, including extensive preclinical (animal and in vitro data) and clinical testing and regulatory approval, prior to commercial sale. Our only active drug development effort is IoGen. Our ability to conduct the necessary clinical trials for IoGen for the indication of breast pain depends on our generating the resources required to pay for this from future revenues, financings or licensing or collaboration relationships. We may not be able to generate the necessary financial resources or enter into the necessary relationships.

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

If the FDA does not allow us to use the Mimetix patient data, then the cost of the IoGen clinical development will increase significantly

The FDA has informed us that prior to filing for marketing approval for IoGen, we must successfully complete two Phase III efficacy trials, one two-year toxicity study in rodents and dose approximately 1,500 patients. We currently estimate that approximately $12 million will be required over the next three years to complete the clinical development of IoGen. This estimate assumes that we will be able to use certain patient data we obtained from Mimetix, Inc. in 2004. FDA has indicated that they will accept a filing for marketing approval that relies on such patient data obtained from Mimetix. After review of such data, FDA may request us to replicate such patient data. If we were required to replicate the Mimetix patient data, we estimate that it would cost approximately $8 million for the additional clinical studies. This additional clinical development would also delay our ability to receive marketing approval.

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

We may never receive a benefit from our net operating losses

We have not recognized any benefit from the future use of existing NOL carryforwards. We have not recognized any such benefit because our evaluation of all the available evidence does not indicate that it is more likely than not that we will generate sufficient future taxable income to realize such benefit. We had federal income tax NOL carryforwards of approximately $14.7 million at December 31, 2006. Our NOL carryforwards will begin to expire in 2008 to the extent they have not been used to reduce taxable income prior to such time. Our ability to use our NOL carryforwards to reduce taxable income is dependent upon, among other things, our not experiencing an "ownership change" of more than 50 percent during any three-year testing period as defined in the Internal Revenue Code. While we have not made the necessary determination, we likely have experienced an ownership change in the past, and, if not, could very likely experience an ownership change from future sales of our securities. If we have, or if we do, experience an ownership change of more than 50 percent as defined in the Internal Revenue Code, it could substantially limit the availability of our NOL carryforwards.

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

Our securities have been thinly traded on the over-the-counter bulletin board, which may not provide liquidity for our investors

Our securities are quoted on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or other national or regional exchanges. Securities traded on the Over-the-Counter Bulletin Board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The Securities and Exchange Commission's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the Over-the-Counter Bulletin Board. We are dependent on professional market markers to facilitate trading of our securities on the Over-the-Counter Bulletin Board . If market makers do not register to trade our securities there, stockholders may not have a public market for the purchase and sale of our securities. Quotes for stocks included on the Over-the-Counter Bulletin Board are not listed in newspapers. Therefore, prices for securities traded solely on the Over-the-Counter Bulletin Board may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

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

We may sell additional shares in the future, which could cause the price of our securities to decline

We currently have 93,750,000 shares of Class A Common Stock, 1,250,000 shares of Class B Common Stock and 5,000,000 shares of preferred stock authorized. Accordingly, we have substantial amounts of authorized but unissued capital stock. Our Certificate of Incorporation, as amended, and applicable provisions of Delaware law provide that we may issue authorized capital stock at the approval of our Board of Directors, and no stockholder vote or other form of stockholder approval is required for us to issue such capital stock. Consequently, we could issue shares of either class of our common stock or our preferred stock in connection with future financings or acquisitions or in conjunction with equity compensation arrangements. The offering prices in connection with those future issuances could be less than the current sales prices of our securities. Any future issuances of any of our securities could cause the trading price of our securities to decline.

We may sell additional shares in the future, which may cause existing stockholders significant dilution

The sale of shares to fund future operations and continued clinical development of our proposed products, which sales will likely have to be at or below market, will have a dilutive impact on our stockholders. As a result, our net income per share, if any, could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price at the time we sell additional shares, the more shares we will have to issue. If our stock price decreases, then our existing stockholders would experience greater dilution when we sell shares.

Resales of our shares in the public market could adversely affect the market price for our stock

We have registered for resale by selling stockholders up to 10,352,630 shares of our common stock representing approximately 60.9% of our total outstanding common stock assuming full exercise of the 4,432,345 warrants held by selling stockholders. Also, a substantial number of shares issued in our 2005 Regulation S offering are eligible for resale under Rule 144 (under which, in the case of Symbollon, generally a person who has beneficially owned for at least one year shares acquired in a transaction exempt from registration, or a person who may be deemed to be an affiliate of Symbollon, is entitled to sell within any 3-month period a number of shares that does not exceed 1% of the then outstanding shares of common stock; and after two years non-affiliates can freely re-sell). If we are able to sell additional shares to meet our pressing need for financing, these purchasers would likely also receive registration rights. Resales of substantial numbers of shares (including shares purchased at less than current market prices) pursuant to our existing or future resale registration statements or even under Rule 144 are likely to cause our common stock price to decline. Such sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate and thus inhibit our ability to raise additional needed capital.

Item 2. Description of Property

We lease approximately 5,400 square feet of office, research and development and manufacturing space in Framingham, Massachusetts for a current base annual rental of approximately $40,500. The lease expires on August 31, 2007. As of December 31, 2006, future minimum payments under our non-cancellable operating lease total $27,000. We believe that this space is suitable and adequate for our current needs.

Item 3. Legal Proceedings

We are not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Price Range of Securities

Our Class A Common Stock has traded on the OTC Bulletin Board under the symbol “SYMBA.” There can be no assurance that we will continue to be traded on the OTC Bulletin Board. The following sets forth the high and low sales prices for the Class A Common Stock for each of the quarterly periods during fiscal 2006 and 2005, as reported by the OTC Bulletin Board.

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low

First quarter	$ 1.50	$ 0.77	$ 1.70	$ 0.95
Second quarter	2.50	1.35	1.95	1.15
Third quarter	1.80	0.75	1.80	0.80
Fourth quarter	1.25	0.75	1.58	0.65

There are no outstanding shares of our Class B Common Stock.

Approximate Number of Equity Security Holders

Based upon information supplied by our transfer agent, we believe that there were over 400 record holders of our Class A Common Stock as of March 21, 2007. Based upon information supplied by our transfer agent, we believe that the number of beneficial holders of the Company's Class A Common Stock as of March 21, 2007 is in excess of 1,000.

Dividends

We have never paid a cash dividend on any class of our common stock and anticipate that for the foreseeable future any earnings will be retained for use in our business and, accordingly, do not anticipate the payment of cash dividends.

Recent Sales of Unregistered Securities

On December 1, 2004, we entered into a services agreement with Dr. Bernard A. Eskin. In accordance with the services agreement, and as consideration for the services provided by Dr. Eskin, we issued 5,000 shares of Class A common stock on December 1, 2006. The shares were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

On September 15, 2005, we entered into a services agreement with Premier Funding Services LLC. In accordance with the services agreement, and as partial consideration for the services provided by the vendor, we issued 20,000 shares of Class A common stock and warrants to purchase 40,000 shares of Class A common stock upon execution of the agreement. On November 1, 2006, the service agreement was extended with Premier Funding receiving 20,000 shares of Class A common stock as partial consideration for services provided by the vendor. The securities were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

On November 1, 2006, we entered into a services agreement with the Number One Corporation. In accordance with the service agreement, and as consideration for the services provided by the Number One Corporation, we issued 40,000 shares of Class A common stock upon execution. The shares were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

On November 20, 2006, we entered into a services agreement with Thomas Bruderman. In accordance with the service agreement, and as partial consideration for the services provided by Mr. Bruderman, we issued 50,000 shares of Class A common stock in January 2007. The shares were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

On December 29, 2006 and January 16, 2007, we sold 3,213,632 shares of common stock, together with warrants for 2,410,224 shares, in private placements to accredited investors, realizing net proceeds of approximately $2,368,038. In connection with the private placement we issued warrants for 631,461 shares to the placement agent. The securities were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

Item 6. Management's Discussion and Analysis or Plan of Operation

The following discussion contains forward-looking statements which involve risks and uncertainties. See “Special Note Regarding Forward Looking Statements” and “Risk Factors” above in this Annual Report on Form 10-KSB.

Overview

We are a specialty pharmaceutical company. We have a formulation iodine-based proprietary technology that has potential product applications in the areas of infection control and women’s healthcare. In 1995, we launched our first commercial product, IodoZyme. Through December 31, 2006, it has generated approximately $2.8 million in sales. IodoZyme is no longer being sold by our marketing partner.

Since 2000, we have concentrated our product development efforts on the proposed product application for the treatment of fibrocystic breast disease. We believe we have adequate cash reserves to continue base operations through the third quarter of 2007. In order for us to continue the clinical development of IoGen, we must raise additional resources and secure a new development partner. If we cannot secure additional resources and secure a new development partner before existing resources are exhausted, we will have to curtail or cease operations.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern. We had net losses of $3,046,784 and $645,973 and negative cash flows from operations of $1,782,555 and $898,465 for the years ended December 31, 2006 and 2005, respectively. At December 31, 2006, we had an accumulated deficit of $15,858,535. These factors raise substantial doubt as to our ability to continue as a going concern.

The application of the going concern concept is dependent upon our ability to receive continued financial support from our creditors, stockholders and external investors. In August 2006, our licensing agreement covering IoGen was mutually terminated. We will need to secure a new licensing partner to help complete the development and commercialization of IoGen. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities in other than the normal course of operations. Management plans to obtain equity and debt financing from external investors and to actively pursue a new partner to help complete the development and commercialization of IoGen.

Management believes the plan described above will be sufficient to meet our liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management's plan will be successful. Failure to obtain the support of additional external investors to finance our operations will cause us to curtail or cease operations and will impair our ability to continue as a going concern.

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

Revenue recognition - The Company recognizes revenue from its product sales and corporate partnerships in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured. As discussed further below, and prior to its termination, the Company assessed collectibility under the Bioaccelerate arrangement as being uncertain and recognized revenue upon cash receipt.

Valuation of Compensatory Stock Option Grants - On January 1, 2006, we adopted Financial Accounting Standard SFAS 123(R), "Share-Based Payment," for the fiscal year ended December 31, 2006. SFAS 123(R) requires all share-based awards to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Previously, we accounted for stock option grants to our employees and directors in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) using a Black-Scholes formula, and reported in accordance with the disclosure-only alternative described in SFAS 123, "Accounting for Stock-Based Compensation." The valuation provisions of SFAS 123(R) apply to new grants and to grants that were outstanding and unvested as of the effective date. Under SFAS 123(R), the Company uses the Black-Scholes option-pricing model to estimate fair value of stock option grants made on or after January 1, 2006. The Black-Scholes option-pricing model incorporates estimates for expected volatility, expected option life, risk-free interest rates and post-vesting employment termination behavior, and these estimates will affect the calculation of the fair value of the Company's stock option grants. The fair value of stock option grants outstanding as of the effective date is estimated using the Black-Scholes option-pricing model used under SFAS 123. The Company adopted the modified prospective recognition method and implemented the provisions of SFAS 123(R) beginning with the first quarter of 2006.

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

Results of Operations

Fiscal 2006 versus Fiscal 2005

Symbollon's net loss in fiscal 2006 was $3,046,784, reflecting an increase of $2,400,811 or 371.7% from a net loss of $645,973 in fiscal 2005. This increased loss resulted primarily from increased clinical development expenses related to the ongoing clinical trial of IoGen, compensation related to stock option grants, investor relations and other consultant costs and decreased research and development collaboration revenues from our IoGen corporate partner.

Product revenues from sales of IodoZyme (our bovine teat sanitizer) decreased by $9,794 or 19.7% from $49,627 in fiscal 2005 to $39,833 in fiscal 2006. The decreased revenues resulted primarily from decreased demand for IodoZyme. In March 2005, West Agro informed Symbollon that it planned to discontinue selling the product after the disposition of the remaining finished goods inventory. West Agro purchased our remaining finished goods inventory of approximately $40,000 in the second quarter of 2006 and ceased selling IodoZyme after such finished goods inventory was sold.

In April 2005, Symbollon and Bioaccelerate formed an exclusive worldwide licensing and co-marketing agreement for IoGen for the treatment of cyclic mastalgia associated with FBD. Under the terms of the agreement, Bioaccelerate was responsible for the development and commercialization expenses of IoGen. Bioaccelerate paid Symbollon $400,000 for clinical cost incurred in 2005 under the agreement. No payments were received from Bioaccelerate in 2006 under this agreement. On August 23, 2006, the parties mutually terminated the agreement.

Research and development expenses increased by $1,032,263 or 144.1% from $716,238 in fiscal 2005 to $1,748,501 in fiscal 2006. The increase resulted primarily from increased clinical trial expenses associated with the ongoing Phase III study for IoGen and increased compensation related to stock option grants. As we continue the clinical development of IoGen and other compounds, we anticipate that our research and development expenses will increase.

General and administrative expenses increased by $682,661 or 107.7% from $633,734 in fiscal 2005 to $1,316,395 in fiscal 2006. The increase resulted primarily from increased compensation related to stock option grants and consulting and other service expenses, including investor relations expenses. We anticipate that general and administrative expenses in 2007 will increase slightly based on anticipated increases in salaries and consulting services.

The Company’s interest income increased by $12,030 or 197.8% from $6,082 in fiscal 2005 to $18,112 in fiscal 2006. This increase resulted from an increase in interest rates and cash balances available for investment throughout 2006.

Financial Condition, Liquidity and Capital Resources

We have funded our activities primarily through proceeds from private and public placements of equity securities. During 1999, we sold 836,685 shares of common stock, together with warrants for a like number of shares, in a private placement, realizing net proceeds of approximately $1,356,000. During 2000, we received net proceeds of approximately $1,761,000 from the exercise of 586,910 warrants issued as part of the 1999 private placement. During 2004, we sold 1,261,692 shares of common stock, together with 630,846 warrants, in a private placement, for net proceeds of approximately $634,000 in cash and approximately $186,000 in prepaid services for manufacturing, consulting and clinical trial expenses. During 2005, we sold 1,642,795 shares of Class A Common Stock for gross proceeds of $853,957 (aggregate net proceeds were $800,585) in an offering exclusively to foreign investors pursuant to Regulation S. From December 2005 through March 2006, we issued 615,461 shares of Class A common stock and a like number of warrants for $332,775 in cash and prepaid consulting services upon exercise of privately placed warrants. In June and August 2006, we sold 1,366,500 shares of common stock, together with warrants for a like number of shares, in a private placement, realizing net proceeds of approximately $1,342,340. In December 2006 and January 2007, Symbollon raised net aggregate proceeds of $2,368,038 in a private placement of 3,213,632 shares of its Class A common stock and warrants for 2,410,224 shares.

During 2006, we continued to incur operating losses and have incurred a cumulative loss through December 31, 2006 of $15,858,535. We also continue to have negative cash flow from operations of $1,779,530 for the year ended December 31, 2006. As of December 31, 2006, we had working capital of $2,259,650. Based on the funds raised in December 2006 and January 2007, we believe that we have the necessary liquidity and capital resources to sustain planned operations through the end the third quarter of 2007. On April 12, 2005, Symbollon entered into an exclusive worldwide licensing and co-marketing agreement covering the use of IoGen for the treatment of cyclic pain and tenderness in humans with Bioaccelerate. Under the terms of the agreement, Bioaccelerate was responsible for the development and commercialization expenses of IoGen. With the execution of the licensing agreement, we initiated a Phase III clinical trial for IoGen. Pursuant to the agreement with Bioaccelerate, Bioaccelerate was required to fund an escrow account to cover the cost of the clinical development of IoGen. We sent a notice of default to Bioaccelerate regarding its failure to establish and fund the escrow as required by the agreement. On August 23, 2006, the parties mutually terminated the agreement. Our planned operations for 2007 include completing the ongoing Phase III IoGen clinical trial and securing additional resources to sustain our operations and to complete the clinical development of IoGen. We may not, however, be able to raise such funding on acceptable terms, or at all. Any funding we do raise may be dilutive to existing stockholders. We estimate that it will cost approximately $12 million to complete the clinical development of IoGen over the next three years. Until we secure additional financial resources, we will not be able to pursue significant clinical development of new product applications based on our technology. If we cannot secure additional resources before existing resources are exhausted, which is estimated to occur before the end of 2007, we will have to curtail or cease operations.

The report of our independent registered public accountants on our financial statements for the years ended December 31, 2006 and 2005 contains an explanatory paragraph, which indicates that we have incurred recurring losses and have an accumulated deficit that raises substantial doubt about our ability to continue as a going concern. This report is not viewed favorably by analysts or investors and may make it more difficult for us to raise additional debt or equity financing needed to continue our operations.

During 2007, we are committed to pay approximately $478,500 as compensation to our current executive officers and approximately $27,000 for lease payments on our facilities, although we will need to enter into a facility lease for the period after our current lease expires in August 2007. We have no other material capital expenditures planned during fiscal 2007. At December 31, 2006, we had a net operating loss carryforward for federal income tax purposes of approximately $14,656,000 expiring at various dates through 2026 (from which, however, we may never receive a benefit).

Off Balance Sheet Arrangements

None.

Item 7. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Symbollon Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Symbollon Pharmaceuticals, Inc., as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Symbollon Pharmaceuticals, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 2 to the financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share Based Payment.”

/s/ /Vitale, Caturano & Company, Ltd.

VITALE, CATURANO & COMPANY, LTD.

March 21, 2007
Boston, Massachusetts

Symbollon Pharmaceuticals, Inc.

Balance Sheets

	Year Ended December 31,
	2006	2005

Assets

Current assets:
Cash and cash equivalents	$2,521,981	$312,617
Accounts receivable	-	234,583
Inventory	-	39,833
Prepaid expenses	39,519	95,446

Total current assets	2,561,500	682,479

Equipment and leasehold improvements, net of
accumulated depreciation	9,465	24,021

Other assets:
Patent and trademark costs, net of accumulated
amortization	302,241	365,068
Deposit	2,364	2,364

	$2,875,570	$1,073,932

Symbollon Pharmaceuticals, Inc.

Balance Sheets
(Continued)

	Year Ended December 31,
	2006	2005

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$34,720	$16,999
Accrued clinical development expenses	242,493	119,492
Deferred research and development collaboration revenue	-	84,583
Other current liabilities	24,637	24,455

Total current liabilities	301,850	245,529

Commitments (Notes 6, 7 and 10)

Stockholders’ equity:
Common stock, Class A, par value $.001 per share, 93,750,000 shares authorized, 12,476,041 and 7,323,661 shares issued and outstanding
as of December 31, 2006 and 2005, respectively	12,476	7,324
Convertible common stock, Class B, par value $.001
per share, 1,250,000 shares authorized and unissued	-	-
Preferred stock, par value $.001 per share, 5,000,000 shares
authorized and unissued	-	-
Additional paid-in capital	18,419,779	13,632,830
Accumulated deficit	(15,858,535)	(12,811,751)

Total stockholders' equity	2,573,720	828,403

	$2,875,570	$1,073,932

See accompanying notes to financial statements.

Symbollon Pharmaceuticals, Inc.

Statements of Operations

	Year Ended December 31,
	2006	2005

Revenue:
Net product sales	$39,833	$49,627
Research and development collaboration revenue	-	400,000

Total revenue	39,833	449,627

Operating expenses:
Cost of goods sold	$39,833	$48,459
Research and development costs	1,748,501	716,238
General and administrative expenses	1,316,395	633,734
Stock-based compensation from repriced options (1)	-	(296,749)

Total operating expenses	3,104,729	1,101,682

Loss from operations	(3,064,896)	(652,055)

Interest income	18,112	6,082

Net loss	$(3,046,784)	$(645,973)

Basic and diluted net loss per share of
common stock	$(0.36)	$(0.09)

Weighted average number of common shares
outstanding - basic and diluted	8,545,304	7,081,907

(1) The following summarizes the allocation of
stock-based compensation:
Cost of goods sold	$-	$(125,513
Research and development costs	-	(58,173)
General and administrative expenses	-	(113,063

Total	$-	$(296,749)

See accompanying notes to financial statements.

Symbollon Pharmaceuticals, Inc.

Statements of Stockholders’ Equity

	Common Stock				Common
	$.001 Par Value		Additional		Stock
	Class A		Paid-in	Accumulated	Subscriptions
	Shares	Amount	Capital	Deficit	Receivable	Total

Balance, December 31, 2004	6,114,761	$6,115	$13,942,565	$(12,165,778)	$(834,560)	$948,342
Issuance of Shares – Warrant Exercise	4,000	4	2,596	-	-	2,600
Issuance of Shares – Foreign Stock Sale	1,642,795	1,643	798,942	-	-	800,585
Issuance of Shares – Consultants	25,000	25	19,573	-	-	19,598
Return of Shares -- Executive Loans	(462,895)	(463)	(834,097)	-	834,560	-
Stock Based Compensation	-	-	(296,749)	-	-	(296,749)
Net loss	-	-	-	(645,973)	-	(645,973)

Balance, December 31, 2005	7,323,661	7,324	$13,632,830	$(12,811,751)	$-	$828,403
Issuance of Shares – Warrant Exercise	626,076	626	339,048	-	-	339,674
Issuance of Shares – Sale of Stock and Warrants	4,536,304	4,536	3,663,279	-	-	3,667,815
Issuance of Shares – Consultants	67,000	67	69,158	-	-	69,225
Return of Shares – Consultants	(77,000)	(77)	(23,280)	-	-	(23,357)
Reclassification of Stock and Warrants Issued for Prepaid Services	-	-	(30,074)	-	-	(30,074)
Stock Based Compensation	-	-	768,818	-	-	768,818
Net loss	-	-	-	(3,046,784)	-	(3,046,784)

Balance, December 31, 2006	12,476,041	$12,476	$18,419,779	$(15,858,535)	$-	$2,573,720

See accompanying notes to financial statements.

Symbollon Pharmaceuticals, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2006	2005
Cash flows from operating activities:

Net loss	$(3,046,784)	$(645,973)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock-based compensation	768,818	(296,749)
Issuance of securities for services rendered	69,225	19,598
Depreciation and amortization	52,982	54,216
Loss on disposition of assets	455	-
Loss on impairment of patents	42,541	-
Changes in operating assets and liabilities:
Accounts receivable	234,583	(234,583)
Inventory	39,833	32,950
Prepaid expenses	2,496	93,023
Accounts payable and other current liabilities	56,321	79,053
Net cash used in operating activities	(1,779,530)	(898,465)

Cash flows from investing activities:

Purchase of equipment and leasehold improvements	(745)	(4,005)
Patent and trademark cost additions	(17,850)	(15,222)
Net cash used in investing activities	(18,595)	(19,227)

Cash flows from financing activities:

Issuance of common stock and warrants	4,007,489	803,185
Net cash provided by financing activities	4,007,489	803,185

Net decrease in cash and cash equivalents	2,209,364	(114,507)

Cash and cash equivalents, beginning of period	312,617	427,124

Cash and cash equivalents, end of period	$2,521,981	$312,617

Supplemental disclosure of non cash activities:

Return of Shares - Consultant	$(23,357)	$-
Reclassification of stock and warrants issued for prepaid services	(30,074)	-

Supplemental disclosure of non cash activities	$(53,431)	$-

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern. We had net losses of $3,046,784 and $645,973 and negative cash flows from operations of $1,782,555 and $898,465 for the years ended December 31, 2006 and 2005, respectively. At December 31, 2006, we had an accumulated deficit of $15,858,535. These factors raise substantial doubt as to our ability to continue as a going concern.

The application of the going concern concept is dependent upon the Company’s ability to receive continued financial support from the Company’s creditors, stockholders and external investors. In August 2006, our licensing agreement covering IoGen was mutually terminated. Without a licensing partner, the Company will need to secure a new partner to help complete the development and commercialization of IoGen (See Note 13). These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize the Company’s assets and discharge our liabilities in other than the normal course of operations. In June and August 2006, Symbollon raised net aggregate proceeds of $1,342,340 in a private placement of 1,366,500 shares of its Class A common stock and a like number of warrants. In December 2006 and January 2007, Symbollon raised net aggregate proceeds of $2,368,038 in a private placement of 3,213,632 shares of its Class A common stock and 2,410,224 warrants. Management plans to obtain equity and debt financing from external investors, and to actively pursue a new partner to help complete the development and commercialization of IoGen.

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
Concentration of Credit Risks
The Company had one customer for its IodoZyme® product and a commercialization partner for its IoGen program. The customer’s and partner’s financial condition were reviewed on an ongoing basis, and collateral was not required. The Company believes a reserve for potential credit losses was not necessary as of December 31, 2005.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customer’s financial condition and generally does not require collateral. Senior management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, if any, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, it believes an allowance for doubtful accounts was not necessary as of December 31, 2005. There are no accounts receivable at December 31, 2006.

Inventory
Inventory was stated at the lower of cost (determined on a first-in, first-out basis) or market and consisted entirely of finished goods at December 31, 2005. There was no inventory on hand at December 31, 2006.

Long-Lived Assets
Long-lived assets, such as intangible assets and property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. In 2006, the Company wrote off $42,541 of impaired patent costs. The Company does not believe that any of its other long-lived assets are impaired at December 31, 2006 or 2005.

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

Intangible Assets
Intangible assets subject to amortization consist of patents and trademarks that have estimated useful lives ranging from 11-17 years and a weighted average useful life of 9.5 years. Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is rejected or there are other circumstances that indicate that the asset is impaired (as described above).

Income Taxes
The Company follows the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standard SFAS No. 109, “Accounting For Income Taxes.” Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities. The Company records a valuation allowance against deferred tax assets unless it is more likely than not that such asset will be realized in future periods.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share Based Payment”, using the statement’s modified prospective application method. Under this method, compensation cost is recognized for all share-based equity payments granted, modified or settled after January 1, 2006, as well as for any unvested equity awards that were granted prior thereto. Compensation cost for unvested awards granted prior to January 1, 2006 is recognized using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2006, the Company accounted for its stock-based compensation plan using the intrinsic value method allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

Under the provisions of SFAS No. 123(R), the Company recorded $527,474 of stock-based compensation for the year ended December 31, 2006, with $313,270 included in general and administrative expenses and $214,204 included in research and development costs. On January 1, 2006, upon the adoption of SFAS No. 123(R) the Company ceased recording the variable compensation charges on repriced options, as was required under APB No. 25. As of December 31, 2006 the unrecognized stock-based compensation cost related to non-vested stock awards was $637,808. This amount will be recognized in operations over a weighted average period of 26 months.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

2. Summary of Significant Accounting Policies (Continued)
Stock-Based Compensation (Continued)	The following table summarizes the Company’s stock option information as of, and for the year ended December 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2005	785,000	$ 0.58
Options granted	1,717,500	$ 0.88
Options expired	(2,500)	$ 5.00
Outstanding at December 31, 2006	2,500,000	$ 0.78	7.6	$415,538
Exercisable at December 31, 2006	1,208,750	$ 0.68	5.8	$384,713
(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the option exercise price.

For the years ended December 31, 2006 and 2005, the Company granted options for 1,717,500 and 37,500 shares exercisable between $.87 and $1.70 per share. The weighted-average grant date fair value of stock options granted during the years ended December 31, 2006 and 2005 was $0.88 and $1.11 per share, respectively. No stock options were exercised during the years ended December 31, 2006 or 2005.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

2. Summary of Significant Accounting Policies (Continued)
Stock-Based Compensation (Continued)	The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2006	2005

Weighted-average expected stock-price volatility	64.8-102%	220-236%

Weighted-average expected option life	5-6 years	7-9 years

Average risk-free interest rate	4.32-4.70%	3.93 - 4.30%

Average dividend yield	0.0%	0.0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is the U.S. Treasury Strips rate on the date of grant. The expected life was calculated using the method outlined in SEC Staff Accounting Bulletin Topic 14.D.2, “Expected Terms,” as the Company’s historical experience does not provide a reasonable basis for the expected term of the option. Based on the recent history and current expectations, the Company has not adjusted the calculated value of the options for the year ended December 31, 2006 to reflect a forefeiture rate.

A summary of the nonvested option activity as of December 31, 2005 and for the year ended December 31, 2006 is presented below:

Nonvested Options	Number of Options	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2005	78,750	$ 1.32

Granted	1,717,500	$ 0.88

Vested	(505,000)	$ 0.96

Forfeited	-	-

Outstanding at December 31, 2006	1,291,250	$ 0.88

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

2. Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation (Continued)	Pro-forma information regarding net income and earnings per share required under SFAS 123 before the adoption of SFAS 123(R) follows:

For the Year Ended December 31,	2005

Net loss	$(645,973)

Adjustments:
Stock-based employee compensation
expense included in reported net income,
net of related tax effects	(296,749)

Total stock-based employee
compensation determined under fair
value method of all awards, net of
related tax effects	(118,029)

Basic and diluted loss per share	$(1,060,751)

Basic and diluted loss per share:
As reported	$ (.09)
Pro forma	$ (.15)

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

Recent Accounting Standards
In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. The Company will adopt the provisions of FIN 48 in the first quarter of 2007 as required. The adoption of FIN 48 is not expected to have a material effect on the Company's consolidated financial statements.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

3. Inventory	Inventory consists of the following:

December 31,	2006	2005
Raw materials	$ -	$ -
Finished goods	-	39,833
	$ -	$ 39,833

4. Equipment and Leasehold Improvements	Equipment and leasehold improvements are stated at cost and consist of the following:

December 31,	2006	2005

Equipment and fixtures	$184,751	$ 195,465
Leasehold improvements	63,146	63,146

	247,897	258,611

Less accumulated depreciation	238,432	234,590

Equipment and leasehold improvements, net	$ 9,465	$ 24,021

Depreciation expense for the years ended December 31, 2006 and 2005 totaled $14,846 and $18,336, respectively.
5. Patent and Trademark Costs	Patent and trademark costs consist of the following:

December 31,	2006	2005

Patent costs	$443,976	$528,743
Trademark costs	2,444	2,444
	446,420	531,187
Less accumulated amortization	144,179	166,119
Patent and trademark cost, net	$302,241	$365,068

Amortization expense related to these assets is estimated to be approximately $31,600 per year in fiscal years 2007 through 2010. Amortization expense for the years ended December 31, 2006 and 2005 totaled $38,136 and $35,880, respectively.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

6. Stockholders’ Equity
Capital Stock
The Company has authorized 93,750,000 shares of Class A common stock, 1,250,000 shares of Class B common stock and 5,000,000 shares of preferred stock. The Class A and Class B common stock are substantially identical except that holders of Class A common stock have the right to cast one vote for each share held and the Class B shareholders have the right to cast five votes for each share held. As of December 31, 2006 and 2005, there were no shares of Class B common stock issued and outstanding. The preferred stock may be issued in series, and shares of each series will have such rights and preferences as are fixed by the Company’s Board of Directors. As of December 31, 2006 and 2005, there were no shares of preferred stock issued and outstanding.

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

The redeemable warrants entitled the holder thereof to purchase at any time up to February 28, 2006 (which was extended to March 31, 2006) a share of Class A common stock at a price of sixty-five cents ($0.65) per share. From December 2005 through March 2006, redeemable warrants covering 511,961 shares were exercised, netting the Company $332,775 in cash, and 103,500 shares were exercised for consulting services to be rendered to the Company over a 12-month period, which will be expensed at the then fair value of such shares ratably over such period. For 2006, the Company recorded an expense of $200,654 in general and administrative expenses. At December 31, 2006, 17,250 of these warrants with an aggregate fair value of $7,839 related to future services. Under Emerging Issues Task Force Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the Company is required to record the expense related to these warrants as the underlying services are performed. These warrants are subject to remeasurement; accordingly, the actual expense to be recognized may be materially different than the current fair value. In connection with the exercise of the redeemable warrants, the Company issued 615,461 warrants entitling the holder thereof to purchase from September 1, 2006 to February 28, 2009 a share of Class A common stock at a price of sixty-five cents ($0.65) per share. The fair value of the new warrants issued was estimated on the date of grant using the Black-Scholes option-pricing model to be $462,651 and was recorded as a cost of raising the related capital. During March 2006, warrants for 14,615 shares were exercised, netting the Company $9,500 in cash.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

6. Stockholders’ Equity (Continued)
Issuance of Common Stock and Common Stock Purchase Warrants (Continued)
The Company accounts for certain of the shares and warrants issued for prepaid services under EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18). Accordingly, the Company has recognized approximately $200,654 and $28,000 of expense related to these shares and warrants for the years ended December 31, 2006 and 2005, respectively, in the accompanying statement of operations.

On September 15, 2005, the Company entered into a services agreement with Premier Funding Services LLC. In accordance with the services agreement, and as partial consideration for the services provided by the vendor, the Company agreed to issue 20,000 shares of Class A common stock and warrants to purchase 40,000 shares of Class A common stock upon execution of the agreement. On November 1, 2006, the Company issued as additional compensation to Premier 20,000 shares of Class A common stock. The Company accounts for these shares under EITF 96-18. Accordingly, the Company has determined the fair value of the shares and warrants to be $62,858 and has recognized $50,474 of expense related to these shares and warrants for the year ended December 31, 2006, included in general and administrative expenses in the accompanying statement of operations.

On June 2, 2006 and August 21, 2006, the Company sold in a private placement to accredited investors an aggregate of 1,366,500 shares of Class A common stock and a like number of redeemable warrants for net proceeds of $1,342,340 in cash. The Company also issued redeemable warrants exercisable for 24,160 shares to the placement agent as additional compensation. The redeemable warrants entitle the holder thereof to purchase at any time up to August 21, 2011 a share of Class A common stock at a price of one dollar ($1.00) per share. The redeemable warrants may be redeemed by Symbollon at $0.01 per warrant in the event that the closing sales price of the Class A common stock over twenty successive trading days is equal to or greater than $5.00 and the average trading volume over that period is in excess of twenty-five thousand (25,000) shares per day, subject to the holder’s right to exercise. The fair value of the new warrants (inclusive of the warrants issued to the placement agent) issued was estimated on the date of grant using the Black-Scholes option-pricing model to be $2,058,586.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

6. Stockholders’ Equity (Continued)
Issuance of Common Stock and Common Stock Purchase Warrants (Continued)
On November 1, 2006, we entered into a services agreement with the Number One Corporation. In accordance with the services agreement, and as partial consideration for the services provided by the vendor, we agreed to issue 40,000 shares of Class A common stock upon execution of the agreement. The Company accounts for these shares under EITF 96-18. Accordingly, the Company has determined the fair value of the shares and warrants to be $40,800 which was recognized as an expense in general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2006.

On December 1, 2004, the Company entered into a services agreement with Dr. Bernard A. Eskin. In accordance with the services agreement, and as consideration for the services provided by Dr. Eskin, the Company issued 5,000 shares of Class A common stock on each of December 1, 2004, 2005 and 2006. The Company accounts for these shares under EITF 96-18. Accordingly, the Company has determined the fair value of the shares to be $5,000 and $5,350 which was recognized as an expense in general and administrative expenses in the accompanying statement of operations for the years ended December 31, 2006 and 2005, respectively.

On December 29, 2006, the Company sold in a private placement to accredited investors an aggregate of 3,169,804 shares of Class A common stock and 2,377,353 redeemable warrants for net proceeds of $2,325,476 in cash. On January 15, 2007, the Company sold in a private placement to accredited investors an aggregate of 43,828 shares of Class A common stock and 32,871 redeemable warrants for net proceeds of $34,263 in cash. The Company also issued redeemable warrants exercisable for 631,461 shares to the placement agent as additional compensation in connection with these offerings. The redeemable warrants entitle the holder thereof to purchase at any time up to December 29, 2011 a share of Class A common stock at a price of one dollar ($1.20) per share. The redeemable warrants may be redeemed by Symbollon at $0.01 per warrant in the event that the closing sales price of the Class A common stock over twenty successive trading days is equal to or greater than $5.00 and the average trading volume over that period is in excess of twenty-five thousand (25,000) shares per day, subject to the holder’s right to exercise. The fair value of the new warrants (inclusive of the warrants issued to the placement agent) issued was estimated on the date of grant using the Black-Scholes option-pricing model to be $1,420,286.

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

The Company accounted for the Notes under FASB Intrepretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)” (FIN 44) and Emerging Issues Task Force Issue No. 00-23 “Issues Related to the Accounting of Stock Compensation Under APB Opinion No. 25 and FASB Interpretation 44” as variable arrangements. Pursuant to these pronouncements, no compensation cost was recognized in 2005.

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

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

7. Stock Plans (Continued)
In November 2003, the Company's Board of Directors authorized the repricing of employee stock options, canceling 690,000 options with exercise prices ranging from $1.94 to $9.06 and issuing options to purchase 600,000 shares of common stock at $0.28 per share, which was above the market value on the date of the repricing. These options were subject to variable plan accounting, as defined by FIN 44. As prescribed by the provisions of FIN 44 the Company remeasured the intrinsic value of the repriced options, through the earlier of the date of exercise, cancellation or expiration, at each reporting date through the required adoption of SFAS 123 (R). During the year ended December 31, 2005 the Company reversed $296,749 of previously recognized compensation expense to reflect the decrease in the intrinsic value of the options. As of December 31, 2005, the Company had recognized aggregate compensation expense of approximately $297,000 related to the repriced options. No variable expense was recognized pursuant to FIN 44 in the year ended December 31, 2006, as the Company now accounts for these options under SFAS 123 (R).

On May 24, 2006 the Company adopted a 2006 nonemployee directors’ stock option plan that provides for the grant of nonstatutory stock options automatically on January 1 of each calendar year commencing on January 1, 2007. The Company has reserved 500,000 shares for issuance under the plan. Each outside director shall be granted an option to purchase 10,000 shares of Class A common stock at fair market value, vesting 50% on each of the first two anniversaries of the grant. The nonemployee directors’ stock option plan expires on the first business day of 2017.

Under the above plans 741,355 shares are available for future grant or purchase.

The Company had the following option activity under the stock option plan and the nonemployee directors’ stock option plan in 2006 and 2005:

		Weighted-Average
		Exercise Price
	Shares	Per Share

Balance, December 31, 2004	747,500	$0.56
Granted	37,500	1.11
Exercised	-	-
Cancelled	-	-

Balance, December 31, 2005	785,000	0.58
Granted	1,717,500	0.88
Exercised	-	-
Cancelled	(2,500)	5.00

Balance, December 31, 2006	2,500,000	$0.78

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

7. Stock Plans (Continued)	All options outstanding at December 31, 2006 are categorized by the following ranges in the table below:

Share Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Number of Shares
$0.21 to $1.00	$0.73	7.8	2,370,000
$1.00 to $3.63	$1.79	5.3	130,000
			2,500,000

All options exercisable at December 31, 2006 are categorized by the following ranges in the table below:

Share Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Number of Shares
$0.21 to $1.00	$0.55	5.8	1,078,750
$1.00 to $3.63	$1.79	5.3	130,000
			1,208,750

All options exercisable at December 31, 2005 are categorized by the following ranges in the table below:

Share Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Number of Shares
$0.21 to $1.00	$0.28	3.0	611,250
$1.00 to $5.00	$1.93	5.3	95,000
			706,250

The weighted-average fair value of options granted during the years ended December 31, 2006 and 2005 was $0.88 and $1.11 per share, respectively.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

8. Loss Per Share
The Company’s basic and diluted net loss per share of common stock for the years ended December 31, 2006 and 2005 is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

The following table summarizes securities that were outstanding as of December 31, 2006 and 2005 but not included in the calculation of diluted net loss per share because such shares are antidilutive:

December 31,	2006	2005

Stock options	2,500,000	785,000
Stock warrants	5,040,320	666,846

9. Income Taxes
The following table summarizes the significant differences between the benefit that would be recognized under the United States federal statutory tax rate and the Company’s effective tax rate for financial statement purposes:

December 31,	2006	2005

United States statutory tax rate	34%	34%
State taxes, net of United States
federal tax benefit	6%	6%

Valuation allowance provided against net
operating loss carry forwards and tax credits	(40%)	(40%)

Effective tax rate	- %	- %

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax assets are comprised of the following:

December 31,	2006	2005

Tax credit carryforwards	$ 574,000	$ 492,000
Net operating loss carryforwards	5,862,000	4,926,000

Gross deferred tax asset	6,436,000	5,418,000

Deferred tax assets valuation
allowance	(6,436,000)	(5,418,000)

Net deferred tax assets	$ -	$ -

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

9. Income Taxes (Continued)
As of December 31, 2006 and 2005, the deferred tax assets have been fully offset by valuation allowances, since the realization of such amounts is uncertain. The change in the valuation allowance during 2006 and 2005 was $1,018,000 and $177,000, respectively.

As of December 31, 2006, the Company has net operating loss carryforwards totaling approximately $14,656,000. The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company’s common stock.

The following is a breakdown of the net operating loss expiration period:

Amount of
Expiration Date	Remaining NOL

2008	$ 743,000
2009	1,514,000
2010	1,374,000
2011	921,000
2018	897,000
2019	739,000
2020	476,000
2021	1,387,000
2022	612,000
2023	638,000
2024	2,061,000
2025	953,000
2026	2,341,000

$ 14,656,000

In addition, the Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) of approximately $574,000, which are available to offset future taxable income and income tax liabilities, when earned or incurred. These amounts expire in various years through 2026. The amount of the tax credit carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company’s common stock.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

10. Commitments
Facilities Lease
The Company leases its facilities under an operating lease that expires on August 31, 2007. The lease requires payment of real estate taxes and other common area maintenance expenses. Rent expense for the years ended December 31, 2006 and 2005 was approximately $40,000 and $38,000, respectively.

Future minimum rental payments due are as follows:

Year ending December 31,	Total

2007	27,000

$ 27,000

Employment Agreements
On January 3, 2006, the Company entered into employment agreements with its principal officers providing for minimum base compensation and severance pay which expire December 31, 2008. For the years ended December 31, 2006 and 2005, the aggregate amount paid to the Company’s principal officers was $455,000 and $497,000, respectively. For 2007, the minimum amounts to be paid under the new agreements total approximately $478,500 per year.

Royalty Agreement
A royalty agreement with one of the inventors who assigned certain patent rights to the Company provides for royalties based on a percentage of the licensing revenues received by the Company from products falling within the scope of the patent rights. The percentage varies from 1.5% to 5% depending on the gross revenues received, with maximum royalty payments under the agreement not to exceed $2,884,000. Through December 31, 2006, no royalties have been earned under this agreement.

Consulting Agreements
The Company has entered into various scientific advisory and consulting agreements to support its development activities. These agreements generally expire over several future years. Amounts charged to operations in connection with these agreements for the years ended December 31, 2006 and 2005 amounted to approximately $91,000 and $30,000, respectively.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

10. Commitments (Continued)
Finder’s Fees
The Company has entered into agreements to pay finders’ fees for agreements entered into with certain companies for investment or revenue purposes. The finders’ fees are based on a percentage of the investment or revenue. No amounts were paid or accrued pursuant to any of these agreements during 2006 or 2005.

Employee Benefit Plan
Effective January 1, 1999, the Company established a Savings Incentive Match Plan for Employees of Small Employers (SIMPLE) IRA plan covering substantially all of its employees. The Company makes contributions to the plan at the discretion of the Board of Directors based upon a percentage of employee compensation as provided by the terms of the plan. The Company did not make any contributions to the plan for the year ended December 31, 2006 and 2005.

11. Major Customers
For the years ended December 31, 2006 and 2005, the Company generated its net product revenue from one customer, its exclusive marketing partner for its bovine teat sanitizer, and one partner for IoGen. Revenues from major customers were generated as follows:

Year ended December 31,	2006	2005

Customer A - Net Product Revenues	$ 39,833	$ 49,627
Customer B - Collaboration Revenues	-	400,000

	$ 39,833	$ 449,627

12. Related Party Transactions
A member of the Board of Directors provides legal services to the Company. Amounts paid for legal services rendered by the director, either individually or through his firm, totaled $54,043 and $21,157 for the years ended December 31, 2006 and 2005, respectively.

The Company exchanges office space for services with a company owned by the spouse and in-law of one of the Company’s officers and directors. The officer and director is also a director in the other company. The estimated annual value for 2006 and 2005 of the relationship is $9,600 for each year.

A member of the Board of Directors provides consulting services to the Company. Amounts paid for consulting services rendered by the director totaled approximately $40,000 and $15,000 for the years ended December 31, 2006 and 2005, respectively.

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

At December 31, 2005, the Company had $84,583 of deferred research and development collaboration revenue related to the Bioaccelerate arrangement. Prior to its termination, the Company assessed collectibility under the Bioaccelerate arrangement as being uncertain and reversed the deferred revenue.

On August 23, 2006, the parties mutually terminated the agreement with all rights to IoGen licensed under the agreement to Bioaccelerate reverting back to Symbollon. (See Note 1).

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

The Company’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Goverance; Compliance with Section 16(a) of the Exchange Act

We incorporate herein by reference the information called for by this Item from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2007 Annual Meeting of Stockholders.

Information concerning our executive officers is contained in Part I of this report under the caption “Executive Officers.”

Item 10. Executive Compensation

We incorporate herein by reference the information called for by this Item from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2007 Annual Meeting of Stockholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate herein by reference the information called for by this Item from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2007 Annual Meeting of Stockholders.

Item 12. Certain Relationships and Related Transactions, and Director Independence

We incorporate herein by reference the information called for by this Item from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2007 Annual Meeting of Stockholders.

Item 13. Exhibits

See Index to Exhibits on Page E-1. Compensatory plans and arrangements required to be filed as exhibits are as follows:

1	1993 Stock Option Plan, as amended.

2	Form of Stock Option Agreement to be entered into between the Company and each option holder.

3	2006 Non-Employee Directors' Stock Option Plan.

4	Employment Agreement, dated January 3, 2006, between the Company and Dr. Jack H. Kessler.

5	Employment Agreement, dated January 3, 2006, between the Company and Paul C. Desjourdy.

Item 14. Principal Accountant Fees and Services

We incorporate herein by reference the information called for by this Item from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2007 Annual Meeting of Stockholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMBOLLON PHARMACEUTICALS, INC.

By: /s/ Paul C. Desjourdy .
Paul C. Desjourdy
President

Date: March 22, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul C. Desjourdy	President, Chief Executive Officer,	March 22, 2007
Paul C. Desjourdy	Treasurer, General Counsel, Chief
Financial Officer, and Director
(Principal Executive, Financial
and Accounting Officer)

/s/ Jack H. Kessler	Executive Vice President,	March 22, 2007
Jack H. Kessler	Chief Scientific Officer,
Secretary and Chairman
of the Board of Directors

/s/ James C. Richards	Director	March 22, 2007
James C. Richards

/s/ Richard F. Maradie	Director	March 22, 2007
Richard F. Maradie

/s/ Eugene Lieberstein	Director	March 22 , 2007
Eugene Lieberstein

Symbollon Pharmaceuticals, Inc.
Index to Exhibits

3.1	Amended Certificate of Incorporation of the Company. (previously filed as exhibit 3.1 to Form 10-KSB for the year ended December 31, 2005 and incorporated by reference)
3.2	Amended By-Laws of the Company. (previously filed as exhibit 3.2 to Form 10-QSB for the quarter ended June 30, 1999 and incorporated by reference)
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
10.1
1993 Stock Option Plan of the Company, as amended. (incorporated by reference to Exhibit C to the Company’s 2005 Annual Stockholders Meeting Proxy Statement filed under cover of Schedule 14A dated May 4, 2005)

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
10.4
Commercial Lease, dated June 5, 1997, between Pine Street Realty Trust and the Company. (previously filed as exhibit number 10.18 to Form 10-QSB for the quarter ended June 30, 1997 and incorporated by reference)

10.5
Form of Indemnification Agreement between the Company and each officer and director of the Company. (previously filed as exhibit number 10.6 of the Registration Statement and incorporated by reference)

10.6
Marketing and Supply Agreement, dated January 11, 1995, between the Company and West Agro. (previously filed as exhibit number 10.1 to Form 8-K of the Registrant dated January 11, 1995 and incorporated by reference) **

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

10.9	2006 Non-Employee Directors’ Stock Option Plan of the Company. (previously filed as exhibit number 10.1 to Form 8-K filed on May 30, 2006 and incorporated by reference)
10.10	1995 Non-Employee Directors’ Stock Option Plan of the Company. (previously filed as exhibit number 10.1 to Form 10-QSB for the quarter ended June 30, 1995 and incorporated by reference)
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
10.13
Asset Purchase Agreement, dated as of April 6, 2004, by and among the Company, Mimetix Pharmaceuticals, Inc. and Mimetix Inc. (previously filed as exhibit number 10.1 to Form 10-QSB for the quarter ended June 30, 2004 and incorporated by reference)

10.14
Form of Subscription Agreement, dated as of September 1, 2004, between the Company and certain purchasers of the Company’s securities. (previously filed as exhibit number 10.1 to Form 8-K on November 8, 2005 and incorporated by reference)

10.15
Form of Redeemable Warrant for the purchase of shares of Class A Common Stock, dated as of September 1, 2004, issued to certain purchasers of the Company’s securities. (previously filed as exhibit number 10.2 to Form 8-K on November 8, 2005 and incorporated by reference)

10.16
Licensing and Co-Marketing Agreement, effective on April 12, 2005, by and between the Company and Bioaccelerate Holdings Inc. (previously filed as exhibit number 10.1 to Form 10-QSB for the quarter ended September 30, 2005 and incorporated by reference) **

10.17
Form of Warrant for the purchase of shares of Class A Common Stock, dated as of February 28, 2006, issued to certain purchasers of the Company’s securities (previously filed as exhibit number 10.1 to Form 8-K filed on March 7, 2006 and incorporated by reference)

10.18
Securities Purchase Agreement, dated as of June 2, 2006, between Symbollon and certain purchasers of Symbollon’s securities. (previously filed as exhibit number 10.1 to Form 8-K filed on June 7, 2006 and incorporated by reference)

10.19
Form of Redeemable Warrant expiring on June and August 2011 for the purchase of shares of Class A common stock issued to certain purchasers of Symbollon’s securities. (previously filed as exhibit number 10.2 to Form 8-K filed on June 7, 2006 and incorporated by reference)

10.20
Registration Rights Agreement, dated as of June 2, 2006, between Symbollon and certain purchasers of Symbollon’s securities. (previously filed as exhibit number 10.3 to Form 8-K filed on June 7, 2006 and incorporated by reference)

10.21
Form of Redeemable Warrant expiring December 2011 for the purchase of shares of Class A common stock issued to certain purchasers of Symbollon’s securities (previously filed as exhibit number 10.22 to the Registration Statement on Form SB-2 (Registration No. 333-140200) filed on January 25, 2007 (the “2007 Registration Statement”) and declared effective on February 7, 2007, and incorporated by reference).

10.22
Form of Subscription Agreement, dated as of December 29, 2006, between Symbollon and certain purchasers of Symbollon’s securities (previously filed as exhibit number 10.23 to the 2007 Registration Statement, and incorporated by reference).

23.1	Consent of Vitale, Caturano & Company Ltd. Relating to Forms S-8 and SB-2. *
31.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Securities Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1
Certification of the Chief Executive Officer and Chief Financial Officer required by Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.
**
Indicates that material has been omitted and confidential treatment has been granted or requested therefore. All such omitted material has been filed separately with the Commission pursuant to Rule 24b-2.

E-1