Form 10QSB
period 2007-03-31
SYMBOLLON CORP
filed 2007-05-15
CIK 912086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of May 14, 2007, 12,585,254 shares of Class A Common Stock of the issuer were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

SYMBOLLON PHARMACEUTICALS, INC.

INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets - March 31, 2007
(unaudited) and December 31, 2006	3

Unaudited Condensed Statements of Operations
- For the three months ended
March 31, 2007 and 2006	5

Unaudited Condensed Statements of Cash Flows
- For the three months ended March 31, 2007 and 2006	6

Notes to the Unaudited Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis
or Plan of Operation	18

Item 3. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 5. Other Information	22

Item 6. Exhibits	22

SIGNATURES	22

EXHIBIT INDEX	E-1

Symbollon Pharmaceuticals, Inc.

Condensed Balance Sheets

	March 31, 2007 (unaudited)	December 31, 2006

Assets

Current assets:
Cash and cash equivalents	$1,560,767	$2,521,981
Prepaid expenses	28,741	39,519

Total current assets	1,589,508	2,561,500

Equipment and leasehold improvements, net of accumulated depreciation and amortization	7,789	9,465

Other assets:
Patent and trademark costs, net of accumulated amortization	294,340	302,241
Deposit	2,364	2,364

	$1,894,001	$2,875,570

Symbollon Pharmaceuticals, Inc.

Condensed Balance Sheets (Continued)

	March 31, 2007 (unaudited)	December 31, 2006

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$80,268	$34,720
Accrued clinical development expenses	348,761	242,493
Other current liabilities	34,090	24,637

Total current liabilities	463,119	301,850

Stockholders’ equity:
Common stock, Class A, par value $.001 per share, 93,750,000 shares authorized, 12,585,254 and 12,476,041 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	12,585	12,476
Convertible common stock, Class B, par value $.001 per share, 1,250,000 shares authorized and unissued	-	-
Preferred stock, par value $.001 per share, 5,000,000 shares authorized and unissued	-	-
Additional paid-in capital	18,616,305	18,419,779
Accumulated deficit	(17,198,008)	(15,858,535)

Total stockholders’ equity	1,430,882	2,573,720

	$1,894,001	$2,875,570
See accompanying notes to condensed financial statements.

Symbollon Pharmaceuticals, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended March 31,
	2007	2006

Revenue:
Total revenues	$-	$-

Operating expenses:
Research and development	1,053,201	276,301
General and administrative	302,857	273,439

Total operating expenses	1,356,058	549,740

Loss from operations	(1,356,058)	(549,740)

Interest income	16,585	969

Net loss - basic and diluted	$(1,339,473)	$(548,771)

Net loss per share of common stock
- basic and diluted	$(.11)	$(.07)

Weighted average number of common shares outstanding - basic and diluted	12,566,667	7,511,467

See accompanying notes to condensed financial statements.

Symbollon Pharmaceuticals, Inc.

Condensed Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:

Net loss	$(1,339,473)	$(548,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	77,370	83,414
Issuance of securities for services rendered	75,002	31,555
Depreciation and amortization	9,577	12,940
Changes in operating assets and liabilities:
Accounts receivable	-	26,278
Prepaid expenses	10,778	11,459
Accounts payable and other current liabilities	161,269	170,042

Net cash used in operating activities	(1,005,477)	(213,083)

Cash flows from investing activities:

Purchase of equipment and leasehold improvements	-	(745)
Patent and trademark cost additions	-	(4,390)

Net cash used in investing activities	-	(5,135)

Cash flows from financing activities:

Issuance of common stock and warrants	44,263	339,674

Net cash provided by financing activities	44,263	339,674

Net increase (decrease) in cash and cash equivalents	(961,214)	121,456

Cash and cash equivalents, beginning of period	2,521,981	312,617

Cash and cash equivalents, end of period	$1,560,767	$434,073

Supplemental information: There were no payments made for interest or income taxes during the three months ending March 31, 2007 or 2006.
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

Our financial statements for the year ended December 31, 2006 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern. We had a net loss of $3,046,784 and $1,339,473 and negative cash flows from operations of $1,779,530 and $1,005,477 for the year ended December 31, 2006 and three months ended March 31, 2007, respectively. At December 31, 2006 and March 31, 2007, we also had an accumulated deficit of $15,858,535 and $17,198,008, respectively. These factors raise substantial doubt as to our ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to receive continued financial support from the Company’s creditors, stockholders and external investors. In August 2006, our licensing agreement covering IoGen was mutually terminated. Without a licensing partner, the Company will need to secure a new partner to help complete the development and commercialization of IoGen™. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize the Company’s assets and discharge our liabilities in other than the normal course of operations. In June and August 2006, Symbollon raised net aggregate proceeds of $1,342,340 in a private placement of 1,366,500 shares of its Class A common stock and a like number of warrants. In December 2006 and January 2007, Symbollon raised net aggregate proceeds of $2,368,038 in a private placement of 3,213,632 shares of its Class A common stock and 2,410,224 warrants. Management plans to obtain equity and debt financing from external investors, and to actively pursue a new partner to help complete the development and commercialization of IoGen.

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

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies
The accompanying unaudited financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in our Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present our financial position, results of operations and cash flows. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

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
Long-Lived Assets
Long-lived assets, such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. The Company does not believe that any of its long-lived assets are impaired at December 31, 2006 or March 31, 2007.

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

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)
Intangible Assets
Intangible assets subject to amortization consist of patents and trademarks that have estimated useful lives ranging from 11-17 years and a remaining weighted average useful life of 9.5 years. Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is rejected or there are other circumstances that indicate that the asset is impaired (as described above).

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Income Tax Uncertainties,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold of more-likely-than-not and a measurement attribute on all tax positions taken or expected to be taken in a tax return in order to be recognized in the financial statements. In making this assessment, a company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position and that the tax position will be examined by appropriate taxing authority that would have full knowledge of all relevant information. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements. In addition, the recognition threshold of more-likely-than-not must continue to be met in each reporting period to support continued recognition of the tax benefit. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first financial reporting

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)
Income Taxes (Continued)
period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the financial reporting period in which that threshold is no longer met. The Company adopted FIN 48 effective January 1, 2007, and there was no impact to the Company’s financial statements.

Fair value of Financial Instruments	The carrying amounts of cash and cash equivalents, other current assets and accounts payable approximate fair value based on their short-term maturities.
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

Under the provisions of SFAS No. 123(R), the Company recorded $77,370 of stock-based compensation for the three months ended March 31, 2007, with $45,902 included in general and administrative expenses and $31,468 included in research and development costs. As of March 31, 2007, the unrecognized stock-based compensation cost related to non-vested stock awards was $567,627. This amount will be recognized in operations over a weighted average period of approximately 24 months.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)
Stock-Based Compensation (Continued)
On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position SFAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided by the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

The following table summarizes the Company’s stock option information as of, and for the three-month period ended March 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2006	2,500,000	$ 0.78
Options granted	30,000	$ 0.90
Options expired	(2,500)	$ 1.50
Outstanding at March 31, 2007	2,527,500	$ 0.78	7.4	$533,663
Exercisable at March 31, 2007	1,553,750	$ 0.72	6.3	$465,463
(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the option exercise price.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)
Stock-Based Compensation (Continued)
For the three months ended March 31, 2007 and 2006, the Company granted options for 30,000 and 1,027,500 shares exercisable between $0.87 and $0.90 per share. The weighted-average grant date fair value of stock options granted during the three-month periods ended March 31, 2007 and 2006 was $0.90 and $0.87 per share, respectively. No stock options were exercised during the three months ended March 31, 2007 or 2006.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2007	2006

Weighted-average expected stock-price volatility	97%	102%

Weighted-average expected option life	6.0 years	6.0 years

Average risk-free interest rate	4.76%	4.32%

Average dividend yield	0.0%	0.0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is the U.S. Treasury Strips rate on the date of grant. The expected life was calculated using the method outlined in SEC Staff Accounting Bulletin Topic 14.D.2, “Expected Terms,” as the Company’s historical experience does not provide a reasonable basis for the expected term of the option. Based on the recent history and current expectations, the Company has not adjusted the calculated value of the options for the three months ended March 31, 2007 to reflect a forfeiture rate.

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

3. Stockholders’ Equity
Capital Stock
The Company has authorized 93,750,000 shares of Class A common stock, 1,250,000 shares of Class B common stock and 5,000,000 shares of preferred stock. The Class A and Class B common stock are substantially identical except that holders of Class A common stock have the right to cast one vote for each share held and the Class B shareholders have the right to cast five votes for each share held. As of March 31, 2007 and December 31, 2006, there were no shares of Class B common stock issued and outstanding. The preferred stock may be issued in series, and shares of each series will have such rights and preferences as are fixed by the Company’s Board of Directors. As of March 31, 2007 and December 31, 2006, there were no shares of preferred stock issued and outstanding.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

3. Stockholders’ Equity (Continued)

Issuance of Common Stock and Common Stock Purchase Warrants
From December 2005 through March 2006, outstanding redeemable warrants covering 511,961 shares were exercised, netting the Company $332,775 in cash, and 103,500 shares were exercised for consulting services to be rendered to the Company over a 12-month period, which will be expensed at the then fair value of such shares ratably over such period. For the three months ended March 31, 2007 and 2006, the Company recorded an expense of $30,002 and $18,922, respectively, in general and administrative expenses in the accompanying statement of operations. In connection with the exercise of the redeemable warrants, the Company issued 615,461 warrants entitling the holder thereof to purchase up to February 28, 2009 a share of Class A common stock at a price of sixty-five cents ($0.65) per share. The fair value of the new warrants issued was estimated on the date of grant using the Black-Scholes option-pricing model to be $462,651 and was recorded as a cost of raising the related capital. During March 2006, warrants for 14,615 shares were exercised, netting the Company $9,500 in cash. During February 2007, warrants for 15,385 shares were exercised, netting the Company $10,000 in cash.

On September 15, 2005, the Company entered into a services agreement with Premier Funding Services LLC. In accordance with the services agreement, and as partial consideration for the services provided by the vendor, the Company agreed to issue 20,000 shares of Class A common stock and warrants to purchase 40,000 shares of Class A common stock upon execution of the agreement. On November 1, 2006, the Company issued as additional compensation to Premier 20,000 shares of Class A common stock. The Company accounts for these shares under Emerging Task Force Issue 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18). Accordingly, the Company has determined the fair value of the shares and warrants to be $62,858 and has recognized $10,615 of expense related to these shares and warrants for the three months ended March 31, 2006, included in general and administrative expenses in the accompanying statement of operations. No expense related to these shares and warrants was recognized for the three months ended March 31, 2007.

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

On November 1, 2006, we entered into a services agreement with the Number One Corporation. In accordance with the services agreement, and as partial consideration for the services provided by the vendor, we agreed to issue 40,000 shares of Class A common stock upon execution of the agreement. The Company accounts for these shares under EITF 96-18. Accordingly, the Company has determined the fair value of the shares to be $40,800. No expense was recognized related to these shares for the three months ended March 31, 2007 and 2006.

On December 1, 2004, the Company entered into a services agreement with Dr. Bernard A. Eskin. In accordance with the services agreement, and as consideration for the services provided by Dr. Eskin, the Company issued 5,000 shares of Class A common stock on each of December 1, 2004, 2005 and 2006. The Company accounts for these shares under EITF 96-18. Accordingly, the Company has determined the fair value of the shares issued in 2006 to be $5,000. No expense was recognized related to these shares for the three months ended March 31, 2007 and 2006.

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

On November 20, 2006, we entered into a services agreement with Thomas Bruderman. In accordance with the services agreement, and as partial consideration for the services provided by the vendor, we agreed to issue 50,000 shares of Class A common stock in January 2007. The Company accounts for these shares under EITF 96-18. Accordingly, the Company has determined the fair value of the shares to be $45,000 which was recognized as an expense in general and administrative expenses in the accompanying statement of operations for the three months ended March 31, 2007.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

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

5. Loss Per Share
The Company’s basic and diluted net loss per share of common stock for the three months ended March 31, 2007 and 2006 is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

The following table summarizes securities that were outstanding as of March 31, 2007 and 2006 but not included in the calculation of diluted net loss per share because such shares are antidilutive:

March 31,	2007	2006

Stock options	2,527,500	1,810,000
Stock warrants	5,057,806	640,846

Item 2. Management's Discussion and Analysis or Plan of Operation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements which involve risks and uncertainties. See “Forward Looking Statements” below and “Risk Factors” in the Annual Report on Form 10-KSB for the year ended December 31, 2006.

Overview

We are a specialty pharmaceutical company. We have a formulation iodine-based proprietary technology that has potential product applications in the areas of infection control and women’s healthcare. In 1995, we launched our first commercial product, IodoZyme. Through March 31, 2007, it generated approximately $2.8 million in sales. IodoZyme is no longer being sold by our marketing partner.

Since 2000, we have concentrated our product development efforts on the proposed product application for the treatment of fibrocystic breast disease. We believe we have adequate cash reserves to continue base operations through the third quarter of 2007. In order for us to continue the clinical development of IoGen, we must raise additional resources and secure a new development partner for IoGen. If we cannot secure additional resources and secure a new development partner for IoGen before existing resources are exhausted, we will have to curtail or cease operations.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern. We had a net loss of $3,046,784 and $1,339,473 and negative cash flows from operations of $1,779,530 and $1,005,477 for the year ended December 31, 2006 and three months ended March 31, 2007, respectively. At December 31, 2006 and March 31, 2007, we also had an accumulated deficit of $15,858,535 and $17,198,008, respectively. These factors raise substantial doubt as to our ability to continue as a going concern.

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

Management believes the plan described above will be sufficient to meet our liabilities and commitments as they become payable over the next twelve months following March 31, 2007. There can be no assurance that management's plan will be successful. Failure to obtain the support of additional external investors to finance our operations will cause us to curtail operations and impair our ability to continue as a going concern.

Forward-Looking Statements

In addition to the historical information contained herein, this Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements concerning plans, objectives, goals, strategies, prospects, revenues, liquidity and capital resources, financial needs and future performance, costs and expenditures. Such statements may be identified or qualified, without limitation, by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance, achievements and results may differ materially from those expressed, projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, uncertainty about our ability to continue as a going concern, dependence on collaborative partners, early stage of drug development, additional financing requirements and availability, history (and expectation) of losses, uncertainty associated with preclinical and clinical testing, market acceptance, intense competition, lack of marketing experience, materials incompatibility, hazardous materials, and the other risks and uncertainties described or discussed in the section "Risk Factors" in the Annual Report on Form 10-KSB for the year ended December 31, 2006. The forward-looking statements contained herein represent our judgment as of the date of this Quarterly Report on Form 10-QSB, and we caution readers not to place undue reliance on such statements.

Results of Operations

Symbollon's net loss for the three-month period ended March 31, 2007 was $1,339,473, reflecting an increase of $790,702 from a net loss of $548,771 in the comparable 2006 period. The increased loss for such period resulted primarily from increased clinical development expenses related to the ongoing clinical trials of IoGen and investor relations expenses. We expect to continue to incur operating losses for the foreseeable future.

Research and development expenses for the three-month period ended March 31, 2007 were $1,053,201, reflecting an increase of $776,900 from the research and development expenses in the comparable 2006 period. The increase resulted primarily from increased clinical trial expenses associated with the ongoing Phase III human study and two-year animal toxicity study for IoGen. As we continue the clinical development of IoGen and other compounds, we anticipate that our research and development expenses will increase.

General and administrative expenses for the three-month period ended March 31, 2007 were $302,857, reflecting an increase of $29,418 from the general and administrative expenses in the comparable 2006 period. The increase in the general and administrative expenses was primarily due to increased investor relations expenses. We anticipate that general and administrative expenses will remain at current levels for the remainder of 2007.

Our interest income for the three-month period ended March 31, 2007 was $16,585, reflecting an increase of $15,616 from the interest income in the comparable 2006 period. The increase resulted from an increase in available funds for investment and in interest rates available on invested funds.

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

During 2007, we continued to incur operating losses and have incurred a cumulative loss through March 31, 2007 of $17,198,008. We also continue to have negative cash flow from operations of $1,005,477 for the three months ended March 31, 2007. As of March 31, 2007, we had working capital of $1,126,389. Based on the funds raised in December 2006 and January 2007, we believe that we have the necessary liquidity and capital resources to sustain planned operations through the end the third quarter of 2007. Our planned operations for 2007 include completing the ongoing Phase III IoGen clinical trial, conducting a two-year animal toxicity study and securing additional resources to sustain our operations and to complete the clinical development of IoGen. We may not, however, be able to raise such funding on acceptable terms, or at all. Any funding we do raise may be dilutive to existing stockholders. We estimate that it will cost approximately $12 million to complete the clinical development of IoGen over the next three years. Until we secure additional financial resources, we will not be able to pursue significant clinical development of new product applications based on our technology. If we cannot secure additional resources before existing resources are exhausted, which is estimated to occur by the end of the third quarter of 2007, we will have to curtail or cease operations.

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

During the remainder of 2007, we are committed to pay approximately $358,875 as compensation to our current executive officers and approximately $31,000 for lease payments on our facilities. We have no other material capital expenditures planned during fiscal 2007. At December 31, 2006, we had a net operating loss carryforward for federal income tax purposes of approximately $14,656,000 expiring at various dates through 2026 (from which, however, we may never receive a benefit).

Item 3. Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 29, 2006 and January 16, 2007, we sold 3,213,632 shares of common stock, together with warrants for 2,410,224 shares, in private placements to accredited investors, realizing net proceeds of approximately $2,368,038. In connection with the private placement we issued warrants for 631,461 shares to the placement agent. Each warrant is exercisable for one share of Class A common stock at a price of $1.20 per share up to December 31, 2011. The securities were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder.

Item 5. Other Information

On April 20, 2007, the Company entered into a new lease covering our existing 5,400 square feet of office, research and development and manufacturing space in Framingham, Massachusetts with the landlord, Pine Street Realty Trust. The term of the lease is for 5 years, with a company option to extent the lease for an additional 5 year period. The new lease extension starts on September 1, 2007 at an annualized rent of $7.75 per square foot, and increases $0.25 per square foot for each incremental year during the lease term.

Item 6. Exhibits

See Index to Exhibits on page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

SYMBOLLON PHARMACEUTICALS, INC.

Date: May 15, 2007	By: /s/ Paul C. Desjourdy____________________
Paul C. Desjourdy, President/CEO/CFO
and authorized signatory

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Commercial Lease, dated April 20, 2007, between Pine Street Realty Trust and the Company.
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