Form 10QSB
period 2007-09-30
SYMBOLLON CORP
filed 2007-11-14
CIK 912086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of November 12, 2007, 14,859,840 shares of Class A Common Stock of the issuer were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___   No _X_

SYMBOLLON PHARMACEUTICALS, INC.

INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets – September 30, 2007
(unaudited) and December 31, 2006	3

Unaudited Condensed Statements of Operations
– For the three and nine months ended
September 30, 2007 and 2006	5

Unaudited Condensed Statements of Cash Flows
- For the nine months ended September 30, 2007 and 2006	6

Notes to the Unaudited Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis
or Plan of Operation	18

Item 3. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 6. Exhibits	21

SIGNATURES	22

EXHIBIT INDEX	E-1

Symbollon Pharmaceuticals, Inc.

Condensed Balance Sheets

	September 30, 2007 (unaudited)	December 31, 2006

Assets

Current assets:
Cash and cash equivalents	$955,923	$2,521,981
Prepaid expenses	7,185	39,519

Total current assets	963,108	2,561,500

Equipment and leasehold improvements, net of accumulated depreciation and amortization	4,436	9,465

Other assets:
Patent and trademark costs, net of accumulated amortization	278,539	302,241
Deposit	2,364	2,364

	$1,248,447	$2,875,570

Symbollon Pharmaceuticals, Inc.

Condensed Balance Sheets (Continued)

	September 30, 2007 (unaudited)	December 31, 2006

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$37,588	$34,720
Accrued clinical development expenses	294,578	242,493
Other current liabilities	30,524	24,637

Total current liabilities	362,690	301,850

Stockholders’ equity:
Common stock, Class A, par value $.001 per share, 93,750,000 shares authorized, 14,050,840 and 12,476,041 shares issued and outstanding, respectively	14,051	12,476
Convertible common stock, Class B, par value $.001 per share, 1,250,000 shares authorized and unissued	-	-
Preferred stock, par value $.001 per share, 5,000,000 shares authorized and unissued	-	-
Additional paid-in capital	19,868,306	18,419,779
Accumulated deficit	(18,996,600)	(15,858,535)

Total stockholders’ equity	885,757	2,573,720

	$1,248,447	$2,875,570
See accompanying notes to condensed financial statements.

Symbollon Pharmaceuticals, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue:
Net product sales	$-	$-	$-	$39,833

Total revenues	-	-	-	39,833

Operating expenses:
Cost of goods sold	-	-	-	39,833
Research and development	473,654	314,421	2,330,015	946,325
General and administrative	195,786	356,943	834,176	924,212

Total operating expenses	669,440	671,364	3,164,191	1,910,370

Loss from operations	(669,440)	(671,364)	(3,164,191)	(1,870,537)

Interest income	1,999	8,321	26,126	12,953

Net loss – basic and diluted	$(667,441)	$(663,043)	$(3,138,065)	$(1,857,584)

Net loss per share of common stock
– basic and diluted	$(.05)	$(.07)	$(.25)	$(.23)

Weighted average number of common shares outstanding – basic and diluted	12,648,975	9,034,085	12,600,600	7,936,822

See accompanying notes to condensed financial statements.

Symbollon Pharmaceuticals, Inc.

Condensed Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:

Net loss	$(3,138,065)	$(1,857,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	220,663	225,498
Issuance of securities for services rendered	186,007	204,108
Depreciation and amortization	28,731	39,737
Changes in operating assets and liabilities:
Accounts receivable	-	234,583
Inventory	-	39,833
Prepaid expenses	32,334	29,771
Accounts payable and other current liabilities	60,839	(45,508)

Net cash used in operating activities	(2,609,491)	(1,129,562)

Cash flows from investing activities:

Purchase of equipment and leasehold improvements	-	(745)
Patent and trademark cost additions	-	(17,851)

Net cash used in investing activities	-	(18,596)

Cash flows from financing activities:

Issuance of common stock and warrants	1,043,433	1,682,016

Net cash provided by financing activities	1,043,433	1,682,016

Net increase (decrease) in cash and cash equivalents	(1,566,058)	533,858

Cash and cash equivalents, beginning of period	2,521,981	312,617

Cash and cash equivalents, end of period	$955,923	$846,475

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

Our financial statements for the year ended December 31, 2006 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern.  We had a net loss of $3,046,784 and $3,138,065 and negative cash flows from operations of $1,779,530 and $2,609,491 for the year ended December 31, 2006 and nine months ended September 30, 2007, respectively.  At December 31, 2006 and September 30, 2007, we also had an accumulated deficit of $15,858,535 and $18,996,600, respectively.  These factors raise substantial doubt as to our ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to receive continued financial support from the Company’s creditors, stockholders and external investors.  In August 2006, our licensing agreement covering IoGen™ was mutually terminated.  Without a licensing partner, the Company will need to secure a new partner to help complete the development and commercialization of IoGen.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize the Company’s assets and discharge our liabilities in other than the normal course of operations.  In September and October 2007, Symbollon raised gross aggregate proceeds of $1,592,210 in a private placement of 2,274,586 shares of its Class A common stock and a like number of warrants.  Management plans to seek additional equity and debt financing from external investors, and to actively pursue a new partner to help complete the development and commercialization of IoGen.

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

In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present our financial position, results of operations and cash flows.  The results of operations for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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
Long-Lived Assets
Long-lived assets, such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, the related assets are written down to fair value.  The Company does not believe that any of its long-lived assets are impaired at December 31, 2006 or September 30, 2007.

Depreciation and Amortization
Equipment is stated at cost and is depreciated over its estimated useful life (ranging from 5-7 years) using the straight-line method.  Leasehold improvements are stated at cost and are being amortized by the straight-line method over the 10 year term of the original lease which is less than their estimated useful lives.

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

Under the provisions of SFAS No. 123(R), the Company recorded $65,923 and $220,663 of stock-based compensation for the three and nine months ended September 30, 2007, respectively, with $45,902 and $137,706 included in general and administrative expenses and $20,021 and $82,957 included in research and development costs, respectively. As of September 30, 2007, the unrecognized stock-based compensation cost related to non-vested stock awards was $404,891.  This amount will be recognized in operations over a weighted average period of approximately 18 months.

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

The following table summarizes the Company’s stock option information as of, and for the nine-month period ended, September 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2006	2,500,000	$ 0.78
Options granted	30,000	$ 0.90
Options expired	(52,500)	$ 0.95
Outstanding at September 30, 2007	2,477,500	$ 0.78	7.0	$399,113
Exercisable at September 30, 2007	1,553,750	$ 0.72	5.8	$385,438
(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the option exercise price.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation (Continued)	No stock options were granted during the three months ended September 30, 2007 and 2006. The weighted-average grant date fair value of stock options granted during the nine-month periods ended September 30, 2007 and 2006 was $0.90 and $0.87 per share, respectively. No stock options were exercised during the nine months ended September 30, 2007 or 2006.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2007	2006

Weighted-average expected stock-price volatility	97%	102%

Weighted-average expected option life	6.0 years	6.0 years

Average risk-free interest rate	4.76%	4.32%

Average dividend yield	0.0%	0.0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.  Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options.  The risk-free interest rate is the U.S. Treasury Strips rate on the date of grant.  The expected life was calculated using the method outlined in SEC Staff Accounting Bulletin Topic 14.D.2, “Expected Terms,” as the Company’s historical experience does not provide a reasonable basis for the expected term of the option.  Based on the recent history and current expectations, the Company has not adjusted the calculated value of the options for the nine months ended September 30, 2007 to reflect a forfeiture rate.

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

3. Stockholders’ Equity
Capital Stock
The Company has authorized 93,750,000 shares of Class A common stock, 1,250,000 shares of Class B common stock and 5,000,000 shares of preferred stock.  The Class A and Class B common stock are substantially identical except that holders of Class A common stock have the right to cast one vote for each share held and the Class B shareholders have the right to cast five votes for each share held.  As of September 30, 2007 and December 31, 2006, there were no shares of Class B common stock issued and outstanding.  The preferred stock may be issued in series, and shares of each series will have such rights and preferences as are fixed by the Company’s Board of Directors.  As of September 30, 2007 and December 31, 2006, there were no shares of preferred stock issued and outstanding.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

3. Stockholders’ Equity (Continued)

Issuance of Common Stock and Common Stock Purchase Warrants
From December 2005 through March 2006, outstanding redeemable warrants covering 511,961 shares were exercised, netting the Company $332,775 in cash, and warrants covering 103,500 shares were exercised for consulting services to be rendered to the Company over a 12-month period, which were expensed at the then fair value of such shares ratably over such period.  For the three months ended September 30, 2007 and 2006, the Company recorded an expense of $0 and $60,964, respectively, and for the nine months ended September 30, 2007 and 2006, the Company recorded an expense of $30,002 and $160,397, respectively, in general and administrative expenses in the accompanying statement of operations.  In connection with the exercise of the redeemable warrants, the Company issued 615,461 warrants entitling the holders thereof to purchase up to February 28, 2009 a share of Class A common stock at a price of sixty-five cents ($0.65) per share.  The fair value of the new warrants issued was estimated on the date of grant using the Black-Scholes option-pricing model to be $462,651 and was recorded as a cost of raising the related capital.  During March 2006, warrants for 14,615 shares were exercised, netting the Company $9,500 in cash.  During February 2007, warrants for 15,385 shares were exercised, netting the Company $10,000 in cash.

On September 15, 2005, the Company entered into a services agreement with Premier Funding Services LLC.  In accordance with the services agreement, and as partial consideration for the services provided by the vendor, the Company agreed to issue 20,000 shares of Class A common stock and warrants to purchase 40,000 shares of Class A common stock upon execution of the agreement.  On November 1, 2006, the Company issued as additional compensation to Premier 20,000 shares of Class A common stock.  The Company accounts for these shares under Emerging Task Force Issue 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18).  Accordingly, the Company has determined the fair value of the shares and warrants to be $62,858 and has recognized $8,845 and $30,074 of expense, respectively, related to these shares and warrants for the three and nine month periods ended September 30, 2006, included in general and administrative expenses in the accompanying statement of operations.  No expense related to these shares and warrants was recognized for the three and nine month periods ended September 30, 2007, as such expense was recognized in 2005 and 2006 as earned.

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

On November 20, 2006, we entered into a services agreement with Thomas Bruderman.  In accordance with the services agreement, and as partial consideration for the services provided by the vendor, we agreed to issue 50,000 shares of Class A common stock in January 2007.  The Company accounts for these shares under EITF 96-18.  Accordingly, the Company has determined the fair value of the shares to be $45,000 which was recognized as an expense in general and administrative expenses in the accompanying statement of operations for the nine months ended September 30, 2007.

On May 14, 2007 and May 18, 2007, we entered into services agreements with consultants.  In accordance with the services agreements, and as partial consideration for the services provided by the vendor, we agreed to issue warrants to purchase 200,000 shares of Class A common stock.  The Company accounts for these shares under EITF 96-18.  Accordingly, the Company has determined the fair value of the shares to be $111,005 which was recognized as an expense in general and administrative expenses in the accompanying statement of operations for the nine months ended September 30, 2007.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

3. Stockholders’ Equity (Continued)
Issuance of Common Stock and Common Stock Purchase Warrants (Continued)
On September 27, 2007, the Company sold in a private placement to accredited investors an aggregate of 1,465,586 shares of Class A common stock and a like number of redeemable warrants for net proceeds of $999,170 in cash.  The Company also issued redeemable warrants exercisable for 38,201 shares to the placement agent as additional compensation in connection with these offerings.  The redeemable warrants entitle the holder thereof to purchase at any time up to September 27, 2012 a share of Class A common stock at a price of one dollar ($1.00) per share.  The redeemable warrants may be redeemed by Symbollon at $0.01 per warrant in the event that the closing sales price of the Class A common stock over twenty successive trading days is equal to or greater than $5.00 and the average trading volume over that period is in excess of twenty-five thousand (25,000) shares per day, subject to the holder’s right to exercise.  The fair value of the new warrants (inclusive of the warrants issued to the placement agent) issued was estimated on the date of grant using the Black-Scholes option-pricing model to be $789,852.

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

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

5. Loss Per Share
The Company’s basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2007 and 2006 is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

The following table summarizes securities that were outstanding as of September 30, 2007 and 2006 but not included in the calculation of diluted net loss per share because such shares are antidilutive:

September 30,	2007	2006

Stock options	2,477,500	1,810,000
Stock warrants	6,761,593	2,031,506

6. Subsequent Events
Issuance of Common Stock and Common Stock Purchase Warrants
On October 31, 2007, the Company sold in a private placement to accredited investors an aggregate of 809,000 shares of Class A common stock and a like number of redeemable warrants for net proceeds of $512,470 in cash.  The Company also issued redeemable warrants exercisable for 80,900 shares to the placement agent as additional compensation in connection with these offerings.  The redeemable warrants entitle the holder thereof to purchase at any time up to September 27, 2012 a share of Class A common stock at a price of one dollar ($1.00) per share.  The redeemable warrants may be redeemed by Symbollon at $0.01 per warrant in the event that the closing sales price of the Class A common stock over twenty successive trading days is equal to or greater than $5.00 and the average trading volume over that period is in excess of twenty-five thousand (25,000) shares per day, subject to the holder’s right to exercise.  The fair value of the new warrants (inclusive of the warrants issued to the placement agent) issued was estimated on the date of grant using the Black-Scholes option-pricing model to be $533,681.

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

Since 2000, we have concentrated our product development efforts on the proposed product application for the treatment of fibrocystic breast disease.  We believe we have adequate cash reserves to continue base operations through the second quarter of 2008.  In order for us to continue the clinical development of IoGen, we must raise additional resources and secure a new development partner for IoGen.  If we cannot secure additional resources and secure a new development partner for IoGen before existing resources are exhausted, we will have to curtail or cease operations.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern.  We had a net loss of $3,046,784 and $3,138,065 and negative cash flows from operations of $1,779,530 and $2,609,491 for the year ended December 31, 2006 and nine months ended September 30, 2007, respectively.  At December 31, 2006 and September 30, 2007, we also had an accumulated deficit of $15,858,535 and $18,996,600, respectively.  These factors raise substantial doubt as to our ability to continue as a going concern.

The application of the going concern concept is dependent upon our ability to receive continued financial support from our creditors, stockholders and external investors.  In August 2006, our licensing agreement covering IoGen was mutually terminated.  We will need to secure a new licensing partner to help complete the development and commercialization of IoGen.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities in other than the normal course of operations.  In September and October 2007, Symbollon raised gross aggregate proceeds of $1,592,210 in a private placement of 2,274,586 shares of its Class A common stock and a like number of warrants.  Management plans to seek additional equity and debt financing from external investors and to actively pursue a new partner to help complete the development and commercialization of IoGen.

Management believes the plan described above, if successfully implemented, will be sufficient to meet our liabilities and commitments as they become payable over the next twelve months following September 30, 2007.  There can be no assurance that management's plan will be successful.  Failure to obtain the support of additional external investors to finance our operations will cause us to curtail or even cease operations and impair our ability to continue as a going concern.

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

Results of Operations

Symbollon's net loss for the three-month period ended September 30, 2007 was $667,441, reflecting an increase of $4,398 from a net loss of $663,043 in the comparable 2006 period.  Symbollon's net loss for the nine-month period ended September 30, 2007 was $3,138,065, reflecting an increase of $1,280,481 from a net loss of $1,857,584 in the comparable 2006 period.  The increased loss for such periods resulted primarily from increased clinical development expenses related to IoGen.  We expect to continue to incur operating losses for the foreseeable future.

Research and development expenses for the three and nine-month periods ended September 30, 2007 were $473,654 and $2,330,015, respectively, reflecting an increase of $159,233 and $1,383,690, from the research and development expenses in the comparable 2006 period.  The increase for the three and nine-month periods resulted primarily from increased clinical trial expenses associated with the ongoing Phase III human study and two-year animal toxicity study for IoGen.  As we continue the clinical development of IoGen and other compounds, we anticipate that our research and development expenses will increase.

General and administrative expenses for the three and nine-month periods ended September 30, 2007 were $195,786 and $834,176, respectively, reflecting a decrease of $161,157 and $90,036, from the general and administrative expenses in the comparable 2006 periods.  The decrease in the general and administrative expenses was primarily due to decreased consulting and other service expenses.  We anticipate that general and administrative expenses will remain at current levels for the remainder of 2007.

Our interest income for the three and nine-month periods ended September 30, 2007 were $1,999 and $26,126, respectively, reflecting a decrease of $6,322 and an increase of $13,173, respectively, from the interest income in the comparable 2006 periods.  The changes for the three and nine-month periods ended September 30, 2006 resulted from changes in available funds for investment and in interest rates available on invested funds.

Financial Condition, Liquidity and Capital Resources

We have funded our activities primarily through proceeds from private and public placements of equity securities.  During 1999, we sold 836,685 shares of common stock, together with warrants for a like number of shares, in a private placement, realizing net proceeds of approximately $1,356,000.  During 2000, we received net proceeds of approximately $1,761,000 from the exercise of 586,910 warrants issued as part of the 1999 private placement.  During 2004, we sold 1,261,692 shares of common stock, together with 630,846 warrants, in a private placement, for net proceeds of approximately $634,000 in cash and approximately $186,000 in prepaid services for manufacturing, consulting and clinical trial expenses.  During 2005, we sold 1,642,795 shares of Class A Common Stock for gross proceeds of $853,957 (aggregate net proceeds were $800,585) in an offering exclusively to foreign investors pursuant to Regulation S.  From December 2005 through March 2006, we issued 615,461 shares of Class A common stock and a like number of warrants for $332,775 in cash and prepaid consulting services upon exercise of privately placed warrants.  In June and August 2006, we sold 1,366,500 shares of common stock, together with warrants for a like number of shares, in a private placement, realizing net proceeds of approximately $1,342,340.  In December 2006 and January 2007, Symbollon raised net aggregate proceeds of $2,368,038 in a private placement of 3,213,632 shares of its Class A common stock and warrants for 2,410,224 shares.  In September and October 2007, Symbollon raised net aggregate proceeds of $1,592,210 in a private placement of 2,274,586 shares of its Class A common stock and a like number of warrants.

During 2007, we continued to incur operating losses and have incurred a cumulative loss through September 30, 2007 of $18,996,600.  We also continue to have negative cash flow from operations of $2,609,491 for the nine months ended September 30, 2007.  As of September 30, 2007, we had working capital of $600,418.  We believe that we have the necessary liquidity and capital resources to sustain planned operations through the end the second quarter of 2008.  Our planned operations for 2007 include completing the ongoing Phase III IoGen clinical trial, conducting a two-year animal toxicity study and securing additional resources to sustain our operations and to complete the clinical development of IoGen.  We may not, however, be able to raise such funding on acceptable terms, or at all.  Any funding we do raise may be dilutive to existing stockholders.  We estimate that it will cost approximately $12 million to complete the clinical development of IoGen over the next three years.  Until we secure additional financial resources, we will not be able to pursue significant clinical development of new product applications based on our technology.  If we cannot secure additional resources before existing resources are exhausted, which is estimated to occur by the end of the second quarter of 2008, we will have to curtail or cease operations.

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

During the remainder of 2007, we are committed to pay approximately $119,625 as compensation to our current executive officers and approximately $10,462 for lease payments on our facilities.  We have no other material capital expenditures planned during fiscal 2007.  At December 31, 2006, we had a net operating loss carryforward for federal income tax purposes of approximately $14,656,000 expiring at various dates through 2026 (from which, however, we may never receive a benefit).

Off Balance Sheet Arrangements

None.

Item 3.Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2007.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 6. Exhibits

See Index to Exhibits on page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

SYMBOLLON PHARMACEUTICALS, INC.

Date: November 14, 2007	By: /s/ Paul C. Desjourdy____________________
Paul C. Desjourdy, President/CEO/CFO
and authorized signatory

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Securities Purchase Agreement, dated as of September 27, 2007, between Symbollon and certain purchasers of Symbollon’s securities.
10.2	Form of Subscription Agreement, dated as of September 27, 2007, between Symbollon and certain purchasers of Symbollon’s securities.
10.3	Form of Redeemable Warrant expiring on September 2012 for the purchase of shares of Class A common stock issued to certain purchasers of Symbollon’s securities.
10.4	Registration Rights Agreement, dated as of September 27 2007, between Symbollon and certain purchasers of Symbollon’s securities.
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