Form 10KSB
period 2007-12-31
SYMBOLLON CORP
filed 2008-03-31
CIK 912086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-KSB

(Mark One)

[ x ]   ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 for the fiscal year ended December 31, 2007

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

The issuer's revenues for its most recent fiscal year (year ended December 31, 2007) were none.

As of March 25, 2008, the aggregate market value of the voting and non-voting common equity of the issuer (consisting of Class A Common Stock, $.001 par value per share) held by non-affiliates of the issuer was approximately $11,542,504 based upon the closing price of such stock on that date.

As of March 25, 2008, 16,473,340 shares of Class A Common Stock of the issuer were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 21, 2008 are incorporated by reference into Part III hereof.  With the exception of the portions of such Proxy Statement expressly incorporated into this Annual Report on Form 10-KSB by reference, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one):  Yes ___   No _X_

Special Note Regarding Forward Looking Statements

In addition to the historical information contained herein, this Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements concerning plans, objectives, goals, strategies, prospects, financial needs, future performance and future costs and expenditures. Such statements may be identified or qualified, without limitation, by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance, achievements and results may differ materially from those expressed, projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed in the section "Risk Factors" in this Annual Report on Form 10-KSB. The forward-looking statements contained herein represent the Company's judgment as of the date of this Annual Report on Form 10-KSB, and we caution readers not to place undue reliance on such statements.

PART I

Item 1.  Description of Business

General Background

We are engaged in development and commercialization of proprietary iodine-based pharmaceutical agents and antimicrobials (collectively referred to as "applications").  We are a Delaware corporation incorporated in August 1993 and is the successor by merger to a Massachusetts corporation incorporated in May 1991, which was the successor by merger to an Illinois corporation, which was incorporated in July 1986.  Following stockholder approval at the 2001 Annual Meeting of Stockholders, we changed our name from Symbollon Corporation to our current name.

Recent Developments

Proposed Acquisition

On March 7, 2008, we signed a term sheet with all shareholders of Xi’an Maidefa Pharmaceutical Co., Ltd. (“Medpharm”) to acquire Medpharm.  Medpharm is a fully-integrated pharmaceutical company currently marketing 23 products to the dairy and aquaculture markets in China.  Medpharm was founded by Dr. Yongjun Duan, the former director of research and development of Symbollon.

We hope to achieve the following from the acquisition:

-	Positive cash flow from anticipated 2008 Medpharm revenues;

-	Development of product formulations using Medpharm’s experienced development team;

-	Access to the Chinese clinical development market for its molecular iodine technology;

-	Eventual commercialization of Symbollon’s products in high-growth Chinese market;

-	Broadening of Medpharm sales by in-licensing of third party products;

-	Increased licensing of our product opportunities based on clinical data produced in China;

-	Access to low-cost manufacturing capacity for new products; and

-	Significant increase in human resources to facilitate growth.

Medpharm was founded in February 2003 by Dr. Yongjun Duan.  Dr. Duan was employed from 1994 through 2001 by Symbollon, most recently as its director of research and development.  While at Symbollon, Dr. Duan helped develop the IoGen™ compound, Symbollon’s proprietary drug currently in clinical trials for the treatment of breast pain and tenderness associated with fibrocystic breast disease.  After leaving Symbollon, Dr. Duan founded Medpharm.  Since initiating sales in 2005, Medpharm has more than doubled its annual sales year-over-year to their current levels of over $400,000 in 2007.  Based on current activities, Medpharm is anticipating further sales growth in 2008.  Currently, Medpharm employs over 30 employees, with over 70% holding college degrees.  Upon closing of the acquisition, Dr. Duan will be joining Symbollon as its Vice President of Asian Operations, overseeing, in part, the Medpharm activities.

Under the term sheet, Medpharm will be acquired for $1.5 million.  Symbollon will acquire approximately 64% of the company in a stock swap for unregistered Symbollon shares valued at approximately $960,000 and acquire an option to purchase for approximately $540,000 the remainder of the company for cash.  The option is exercisable at any time after the initial closing over the remainder of 2008.  The initial closing for 64% of Medpharm is expected to occur during April 2008.  Symbollon’s stock shall be valued at the 20 business day weighted average of the closing price as quoted on the OTC Bulletin Board preceding the closing, not to exceed $1.42 per share.  Symbollon will need additional resources in order to exercise the option and acquire the remaining 36% of Medpharm shares.

The acquisition contemplated by the term sheet is subject, among other things, to entering into a definitive agreement among the parties, completion of due diligence, and receipt of Chinese governmental agency approval.

The Company's Technology

Iodine has been shown to be a rapid acting, broad-spectrum antimicrobial and an effective therapeutic for certain pharmaceutical applications.  We have developed proprietary iodine technology that we believe maximizes the “therapeutic index” of iodine.  The “therapeutic index” of a drug is the ratio of the largest safe dose to the smallest effective dose.  Our technology accomplishes this by controlling the ratio of molecular iodine (I2), to the other inactive species of iodine typically present in solution.  We believe that this will enable us to produce iodine-based applications having advantages over currently available products.

We believe that our iodine-based technology has potential use in a number of product application areas.  These applications can be grouped into women’s healthcare and infection control.

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

Concerning women’s healthcare, we believe that a relationship exists between iodine deficiency and the increased incidence of certain female health problems.  These include some types of premenopausal breast cancer, fibrocystic breast disease (“FBD”) and endometriosis.  We believe that the underlying causation of these problems relates to the monthly ovarian cycle and the proper functioning of the gonadotropic hormones.

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

Net product sales for 2006 from IodoZyme were $39,833.  IodoZyme sales ceased after 2006 as West Agro has decided to discontinue offering it for sale.

Product Development

Since 2000, we have concentrated our product development work on the proposed product application for a treatment for fibrocystic breast disease.  We spent approximately $2,805,000 and $1,749,000 on research and development during the years ended December 31, 2007 and 2006, respectively.

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

We have chosen to pursue a treatment for moderate to severe cyclic pain and tenderness (“mastalgia”) associated with FBD based, in part, on the published results covering previous independent third party testing conducted for this indication.  Collectively, approximately 3,000 women afflicted with FBD have been orally administered various forms of iodine.  The scientific literature includes data on over 1,500 of these women who were dosed with aqueous forms of iodine with reported clinical improvement in their symptoms occurring in 60% or greater of those women.  In May 2004, we acquired certain assets from Mimetix, Inc., a privately held company, and other related parties, associated with their iodine development efforts in women’s healthcare for 550,000 shares of Symbollon’s Class A common stock.  These assets include information on approximately 3,000 women with fibrocystic breast disease dosed with iodine, including the patient data from three clinical trials utilizing molecular iodine and the intellectual property covering their efforts, inclusive of eight issued US patents.  We intend to submit the Mimetix patient data as part of our patient exposure requirement for IoGen.

FBD is a benign breast condition characterized by lumpiness, breast pain and tenderness.  FBD affects approximately thirty-five percent of the women of childbearing age, which represents in the United States about 24 million women.  It has been estimated that moderate to severe mastalgia occurs in approximately 11% of the women of childbearing age, or about 7.5 million women.

During 2000, we completed Phase I and Phase II trials evaluating IoGen.  Since the completion of the Phase II trial, we have worked with the United States Food and Drug Administration (“FDA”) to reach an understanding concerning the remaining information that would be necessary for us to submit as part of its New Drug Application (“NDA”) covering our request for marketing approval of IoGen for the treatment of cyclic breast pain and tenderness (mastalgia) associated with FBD.  The primary remaining activities required for the NDA include conducting two Phase III pivotal clinical trials, gathering exposure data on approximately 1,500 patients and conducting one two-year toxicity study in rodents.

In April 2005, Symbollon and Bioaccelerate Holdings, Inc. (“Bioaccelerate”) formed an exclusive worldwide licensing and co-marketing agreement for IoGen for the treatment of cyclic mastalgia associated with FBD.  Under the terms of the agreement, Bioaccelerate was responsible for the development and commercialization expenses of IoGen through its wholly owned subsidiary, Amilar Pharmaceuticals, a specialty pharmaceutical company with development stage compounds in women’s health.  Bioaccelerate had the primary responsibility for the commercialization of IoGen, and we were to oversee the future clinical development efforts necessary to seek marketing approval for IoGen.  The parties would have shared in any net profits upon commercialization.  Pursuant to the agreement with Bioaccelerate, Bioaccelerate was required to fund an escrow account to cover the cost of the clinical development of IoGen.  Bioaccelerate did not fund the escrow account as required by the agreement.  However, Bioaccelerate did pay us directly $400,000 for clinical costs incurred in 2005 under the agreement.  We sent a notice of default to Bioaccelerate regarding its failure to establish and fund the escrow as required by the agreement.  Bioaccelerate did not cure the existing defaults.  On August 23, 2006, the parties mutually terminated the licensing and co-marketing agreement.  Upon termination of the agreement all rights to IoGen licensed to Bioaccelerate in the agreement  reverted back to us.

In February 2008, we completed a Phase III pivotal trial on 140 women evaluating IoGen.  The primary endpoint of the IoGen pivotal trial is a clinically significant reduction of the subject’s breast pain and tenderness using daily patient diaries.  The secondary endpoint is a clinically significant reduction of the subject’s nodularity as measured by the physicians’ assessment.  We anticipate completing the analysis of the data from this trial during the first half of 2008.

Other Potential Applications

We believe that our technology has potential applications in the development of a variety of human healthcare and other products such as dermatology, topical anti-infectives, oral care and hygiene products, wound care applications, and as a preventive for urinary tract infection.  Given our limited resources, although certain preliminary research, development and regulatory activities may be undertaken by us in some of these potential product areas, our ability to fund the development and commercialization of such applications will depend in large part on entering into product development and commercialization agreements with corporate partners.  During 2008, we intend to pursue clinical development of certain of these applications as and if resources allow.

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

Marketing and Distribution

In accordance with the marketing and supply agreement signed with West Agro, West Agro marketed and distributed IodoZyme, and had agreed to market and distribute other potential cleaners, sanitizers and disinfectants covered by the agreement to dairy farms and dairy processing plants as our exclusive distributor.  The principal market for IodoZyme was dairy farms.  West Agro stopped selling IodoZyme after existing finished goods inventories were sold in 2006.

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

Patents and Proprietary Rights

We consider patent protection of our iodine technology to be critical to our business prospects.  We currently hold twenty patents and two patent application in the United States relating to our technology.  In addition, we hold patents and have filed a number of patent applications relating to our technology in foreign countries.

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

We are aware of a few companies that are or plan to develop drugs to treat FBD.  Ascend Therapeutics, Herndon, Virginia, has completed phase II clinical trials using a selective estrogen receptor modulator to treat breast pain.  FemmePharma, Inc., Wayne, Pennsylvania, is in phase II clinical trials evaluating a treatment for FBD.  One other company, Mimetix Inc., has conducted human clinical trials in the United States and Canada utilizing an iodine-based compound for the treatment of FBD.  We have purchased all of Mimetix’s assets, including their patient data and intellectual property, related to their iodine-based compound for the treatment of FBD.  If any company receives marketing approval for its drug compound before we do, it could adversely affect our ability to receive marketing approval, or if approved, our ability to sell our product.

Employees

As of December 31, 2007, we have 2 full time employees.  We have relationships with and from time to time engage the services of university professors and other qualified consultants to assist us in technological research and development.  None of our employees are currently represented by a labor union.  Management considers its employee relations to be good.  We believe that our future success is dependent to a significant degree on our being able to continue to attract and retain skilled personnel.

Executive Officers

Our executive officers are:

Name	Age	Position with the Company

Paul C. Desjourdy	46	President, Chief Executive Officer,
		Chief Financial Officer, General
		Counsel, Treasurer and Director

Jack H. Kessler, Ph.D.	57	Executive Vice President, Chief
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

RISKS ABOUT OUR BUSINESS

Our ability to continue as a “going concern” is uncertain

Our financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Report of our Independent Registered Public Accountants included herein contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.  We have adequate cash resources to continue our base operations through June 2008.  The notes to our financial statements address management’s plans to address our ability to continue as a going concern.  We cannot assure you that our business plans will be successful in addressing these issues.  If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in our common stock.  Our ability to obtain additional funding will determine our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We expect to incur additional losses in the future that will require us to raise funding

We have incurred a cumulative operating loss of $19,607,008 through December 31, 2007.  Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop IodoZyme, IoGen and other potential product formulations, and from the associated administrative and patent costs.  We expect to incur additional operating losses over the next several years and expect cumulative losses to increase.  In the next few years, we do not anticipate generating material revenues.

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

Sales from our only product have ceased as our marketing partner decided to discontinue offering it for sale

Our only source of product revenue had been from a licensing relationship with West Agro, Inc. covering IodoZyme.  They decided to terminate their collaboration with us.  West Agro purchased our remaining finished goods inventory of approximately $40,000 in the second quarter of 2006 and ceased selling IodoZyme after such finished goods inventory were sold.

We could go out of business and you may lose your investment if we are unable to commercialize a new product

Since our inception, we have engaged in limited business activities attempting to develop products based on our technology.  To date, we have only commercialized one product, IodoZyme.  IodoZyme sales were not significant enough to support our operations and have been discontinued.  The development of our other product opportunities will require further capital investments, development and regulatory approvals.  We may be faced with problems, delays, expenses and difficulties, which are typically encountered by companies in an early stage of development, many of which may be beyond our control.  These include, but are not limited to, unanticipated problems and costs related to development, regulatory compliance, production, marketing, economic and political factors and competition.  If we are not able to commercialize a new product, we could go out of business and you may lose your investment.

We terminated our relationship with our former corporate partner, Bioaccelerate, and if we are not able to enter into a new corporate licensing relationship covering IoGen, it will be difficult to commercialize IoGen

We estimate that the cost to complete the development of IoGen will be approximately $12 million.  A corporate licensing relationship with Bioaccelerate to help fund the commercialization of IoGen was terminated in 2006.  Upon termination, all rights to IoGen licensed to Bioaccelerate in the agreement reverted back to Symbollon.  Without Bioaccelerate’s financial assistance, we do not have enough resources to complete the clinical development of IoGen.  Based on the present price and trading volume of our stock, it will be difficult for us to raise the additional capital to fund the development of IoGen which was to have been provided by Bioaccelerate.  Given the large amount of resources required to complete the clinical development of IoGen, we will need to enter into a new licensing relationship to commercialize IoGen.

We have limited data that IoGen will effectively treat fibrocystic breast disease

We did not conduct any animal or human studies to evaluate the potential effectiveness of IoGen before launching the Phase II trial.  The Phase II clinical trial that we completed in 2000 generated the first data regarding the effectiveness of IoGen.  The primary purpose of the Phase II trial was to evaluate the safety of IoGen.  We believe that the Phase II data concerning the drug’s effectiveness indicate that IoGen can successfully treat cyclic pain and tenderness associated with fibrocystic breast, but we need to establish IoGen’s effectiveness in two well-controlled phase III clinical trials.  We estimate that our investment in the IoGen development program has exceeded $10 million.  We expensed these development costs as incurred.  We do not have the necessary resources to fund further clinical trials for IoGen.  If we are not able to secure the necessary resources by entering into a relationship with a corporate partner or by raising funds, our financial situation may force us to discontinue the IoGen development program.

If we cannot establish a new corporate relationship or we cannot raise additional funds, then we will have to limit or cease our future activities

We have adequate cash resources to continue our base operations through June 2008.  However, we do not have sufficient resources to pay for the ongoing IoGen Phase III clinical trial or any other remaining development activities required to commercialize IoGen.  We will require substantial additional funds to pay for the ongoing clinical development of IoGen or if we decide to pursue the development of additional products.  We currently estimate that approximately $12 million will be required over the next three years to complete the clinical development of IoGen.

We intend to seek additional funds for such future product development through public or private financing or collaborative or other arrangements with corporate partners.  We believe that before we can enter into any significant new relationships, we will have to generate clinical results on our potential drugs.  Our limited financial resources may require us to finance the cost of generating these results.  We have had difficulty raising funds.  During 2004, we raised approximately $820,000.  During 2005, we raised approximately $850,000.  During 2006, Symbollon sold 4,536,304 shares of Class A Common Stock and 3,743,853 warrants for gross proceeds of $3,902,343 (aggregate net proceeds were $3,667,815) in private placements to accredited investors.  During 2007, Symbollon has sold 2,616,914 shares of Class A Common Stock and 2,605,957 warrants for gross proceeds of $1,835,422 (aggregate net proceeds were $1,738,612) in a private placement to accredited investors.

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

We may not be able to successfully complete the acquisition of Medpharm

We have signed a term sheet with all shareholders of Xi’an Maidefa Pharmaceutical Co., Ltd. (“Medpharm”) to acquire Medpharm.  Medpharm is a fully-integrated pharmaceutical company currently marketing 23 products to the dairy and aquaculture markets in China.  Under the term sheet, Medpharm is to be acquired for $1.5 million.  Symbollon could acquire approximately 64% of the company in a stock swap for Symbollon shares and acquire an option to purchase the remainder of the company for cash.  The option is exercisable at any time after the initial closing over the remainder of 2008.  The initial closing for 64% of Medpharm is expected to occur during April 2008.  Symbollon’s stock is to be valued at the 20 business day weighted average of the closing price as quoted on the OTC Bulletin Board preceding the closing, not to exceed $1.42 per share.  Symbollon will need additional resources in order to exercise the option and acquire the remaining 36% of Medpharm shares for approximately $540,000; but there can be no assurance that Symbollon will be able to raise these additional resources.

The acquisition contemplated by the term sheet is subject, among other things, to entering into a definitive agreement among the parties, completion of due diligence, and receipt of Chinese governmental agency approval.  We may not be able to complete the acquisition of Medpharm if the parties are unable to reach agreement on the final terms of the definitive agreement, the due diligence process raises issues that can not be adequately resolved or the Chinese governmental approvals cannot be obtained.

We not be able to achieve any of the anticipated desired benefits from the acquisition of Medpharm

We hope to achieve the following benefits from the Medpharm acquisition: (i) a positive cash flow from anticipated 2008 Medpharm revenues; (ii) the development of product formulations using Medpharm’s experienced development team; (iii) access to the Chinese clinical development market for its molecular iodine technology; (iv) eventual commercialization of Symbollon’s products in high-growth Chinese market; (v) broadening of Medpharm sales by in-licensing of third party products; (vi) an increased licensing of our product opportunities based on clinical data produced in China; (vii) access to low-cost manufacturing capacity for new products; and (viii) significant increase in human resources to facilitate growth.  We may not be able to achieve some, or all, of these anticipated benefits from the acquisition of Medpharm, even if the acquisition is ultimately completed (which itself cannot be assured).

We may lose control over development and commercialization of drugs after we license them

A key element of our strategy has been to fund most of our product development programs through collaborative agreements with larger pharmaceutical companies.  While we do not currently have any such collaborative relationships, we intend to continue to pursue this objective.  As part of these licensing relationships we may have to grant to the other party control over the development and commercialization process.  For example, a potential corporate partner may be responsible for:

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

We may never receive a benefit from our net operating losses

We have not recognized any benefit from the future use of existing NOL carryforwards.  We have not recognized any such benefit because our evaluation of all the available evidence does not indicate that it is more likely than not that we will generate sufficient future taxable income to realize such benefit.  We had federal income tax NOL carryforwards of approximately $18 million at December 31, 2007.  Our NOL carryforwards will begin to expire in 2008 to the extent they have not been used to reduce taxable income prior to such time.  Our ability to use our NOL carryforwards to reduce taxable income is dependent upon, among other things, our not experiencing an "ownership change" of more than 50 percent during any three-year testing period as defined in the Internal Revenue Code.  While we have not made the necessary determination, we likely have experienced an ownership change in the past, and, if not, could very likely experience an ownership change from future sales of our securities.  If we have, or if we do, experience an ownership change of more than 50 percent as defined in the Internal Revenue Code, it could substantially limit the availability of our NOL carryforwards.

Compliance with new requirements under Section 404 of the Sarbanes-Oxley Act of 2002 may increase our costs and have indicated a material weakness in our internal controls

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are now required to include in this annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2007.  Furthermore, beginning with our year ended December 31, 2008 (proposed by the SEC to be extended to 2009) our independent registered public accounting firm will be required to attest to whether it believes we have maintained, in all material respects, effective internal control over financial reporting.  We have and expect to continue to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We do not have a sufficient number of employees to segregate responsibilities and cannot afford to increase our staff or engage outside consultants or professionals to overcome our lack of employees.  Accordingly during our management’s year-end evaluation of controls and procedures we identified this lack of segregation of duties as a material weakness in internal control over financial reporting.

If we continue to fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory actions, civil or criminal penalties or shareholder litigation.  In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, results of operations and cash flows.  We believe that the out-of-pocket costs, the diversion of management’s attention from running our day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 could be significant.  The material weakness in the effectiveness of our internal control over financial reporting which we identified could result in an increased chance of fraud, reduce our ability to obtain financing and require additional expenditures to comply with the Section 404 requirements, each of which could negatively impact our business, profitability and financial condition.

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

Our securities have been thinly traded on the over-the-counter bulletin board, which may not provide liquidity for our investors

Our securities are quoted on the Over-the-Counter Bulletin Board.  The Over-the-Counter Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or other national or regional exchanges.  Securities traded on the Over-the-Counter Bulletin Board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts.  The Securities and Exchange Commission's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the Over-the-Counter Bulletin Board.  We are dependent on professional market makers to facilitate trading of our securities on the Over-the-Counter Bulletin Board .  If market makers do not register to trade our securities there, stockholders may not have a public market for the purchase and sale of our securities.  Quotes for stocks included on the Over-the-Counter Bulletin Board are not listed in newspapers.  Therefore, prices for securities traded solely on the Over-the-Counter Bulletin Board may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

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

Resales of our shares in the public market could adversely affect the market price for our stock

We have registered for resale by selling stockholders up to 14,786,004 shares of our common stock representing approximately 66.4% of our total outstanding common stock assuming full exercise of the 7,110,672 warrants held by selling stockholders.  Also, the shares issued in our 2005 Regulation S offering and in our recent private placements are generally eligible for resale under Rule 144.  If we are able to sell additional shares to meet our pressing need for financing, these purchasers would likely also receive registration rights; in addition, the “holding periods” under Rule 144 have been shortened.  Resales of substantial numbers of shares (including shares purchased at less than current market prices) pursuant to our existing or future resale registration statements or under Rule 144 are likely to cause our common stock price to decline.  Such sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate and thus inhibit our ability to raise additional needed capital.

Item 2.  Description of Property

We lease approximately 5,400 square feet of office, research and development and manufacturing space in Framingham, Massachusetts for a current base annual rental of approximately $42,300 increasing $0.25 per square foot each year effective September 1.  The lease expires on August 31, 2012.  As of December 31, 2007, future minimum payments under our non-cancellable operating lease total $208,800.  We believe that this space is suitable and adequate for our current needs.

Item 3.  Legal Proceedings

We are not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Price Range of Securities

Our Class A Common Stock trades on the OTC Bulletin Board under the symbol “SYMBA.OB.”  There can be no assurance that we will continue to be traded on the OTC Bulletin Board.  The following sets forth the high and low sales prices for the Class A Common Stock for each of the quarterly periods during fiscal 2007 and 2006, as reported by the OTC Bulletin Board.

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low

First quarter	$ 1.25	$ 0.81	$ 1.50	$ 0.77
Second quarter	1.09	0.80	2.50	1.35
Third quarter	1.09	0.75	1.80	0.75
Fourth quarter	0.94	0.57	1.25	0.75

There are no outstanding shares of our Class B Common Stock.

Approximate Number of Equity Security Holders

Based upon information supplied by our transfer agent, we believe that there were over 400 record holders of our Class A Common Stock as of March 21, 2007.  Based upon information supplied by our transfer agent, we believe that the number of beneficial holders of the Company's Class A Common Stock as of March 21, 2008 is in excess of 1,000.

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

On December 29, 2006 and January 16, 2007, we sold 3,213,632 shares of common stock, together with warrants for 2,410,224 shares exercisable until December 29, 2011 at $1.20 per share, in private placements to accredited investors, realizing net proceeds of approximately $2,368,038.  In connection with the private placement we issued warrants for 631,461 shares to the placement agent exercisable until December 29, 2011 at $1.20 per share.  The securities were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

On May 14, 2007, we entered into a business consulting agreement with Cantone Research, Inc.  In accordance with the services agreement, we issued warrants to purchase 150,000 shares of Class A common stock upon execution of the agreement exercisable until May 14, 2012 at $1.20 per share.  The securities were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

On May 18, 2007, we entered into a services agreement with Marquis Financial Services of Indiana, Inc.  In accordance with the services agreement, , and as partial consideration for the services provided by the vendor, we issued warrants to purchase 50,000 shares of Class A common stock upon execution of the agreement exercisable until November 18, 2008 at $1.00 per share.  The securities were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

From September through December 2007, we sold 2,573,086 shares of common stock, together with warrants for a like number of shares, exercisable until September 27, 2012 at $1.00 per share in private placements to accredited investors, realizing net proceeds of approximately $1,704,350.  In connection with the private placement we issued warrants for 138,301 shares to the placement agent exercisable until September 27, 2012 at $1.00 per share.  The securities were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

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

Since 2000, we have concentrated our product development efforts on the proposed product application for the treatment of fibrocystic breast disease.  We believe we have adequate cash reserves to continue base operations through June 2008.  In order for us to continue the clinical development of IoGen, we must raise additional resources and secure a new development partner.  If we cannot secure additional resources and secure a new development partner before existing resources are exhausted, we will have to curtail or cease operations.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern.  We had net losses of $3,748,473 and $3,046,784 and negative cash flows from operations of $3,135,632 and $1,779,530 for the years ended December 31, 2007 and 2006, respectively.  At December 31, 2007, we had an accumulated deficit of $19,607,008.  These factors raise substantial doubt as to our ability to continue as a going concern.

The application of the going concern concept is dependent upon our ability to receive continued financial support from our creditors, stockholders and external investors.  In August 2006, our licensing agreement covering IoGen was mutually terminated.  We will need to secure a new licensing partner to help complete the development and commercialization of IoGen.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities in other than the normal course of operations.  From September through December 2007, Symbollon raised net proceeds of $1,704,350 in a private placement of 2,573,086 shares of its Class A common stock and a like number of warrants.  Management plans to seek additional equity and debt financing from external investors and to actively pursue a new partner to help complete the development and commercialization of IoGen.

We have adequate cash resources to continue our base operations through June 2008.  Management believes the plan described above, if successfully implemented, will be sufficient to meet our liabilities and commitments as they become payable over the next twelve months.  There can be no assurance that management's plan will be successful.  Failure to obtain the support of additional external investors to finance our operations will cause us to curtail or cease operations and will impair our ability to continue as a going concern.

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

Results of Operations

Fiscal 2007 versus Fiscal 2006

Symbollon's net loss in fiscal 2007 was $3,748,473, reflecting an increase of $701,689 or 23.0% from a net loss of $3,046,784 in fiscal 2006.  This increased loss resulted primarily from increased clinical development expenses related to the ongoing clinical trial of IoGen and consulting related expenses, partially offset by decreased compensation related to stock option grants and investor relations costs.

Product revenues from sales of IodoZyme (our bovine teat sanitizer) were $39,833 in fiscal 2006.  There were no product revenues from sales of IodoZyme in fiscal 2007 due to the fact that our marketing partner for IodoZyme discontinued selling the product after 2006.

Research and development expenses increased by $1,056,662 or 60.4% from $1,748,501 in fiscal 2006 to $2,805,163 in fiscal 2007.  The increase resulted primarily from increased clinical trial expenses associated with the ongoing Phase III study for IoGen.  We completed the dosing portion of the ongoing Phase III study for IoGen in February 2008.  While we anticipate continuing costs related to the clinical development of IoGen and other compounds, we anticipate that our research and development expenses will decrease in 2008 due to the completion of the Phase III study.

General and administrative expenses decreased by $339,590 or 25.8% from $1,316,395 in fiscal 2006 to $976,805 in fiscal 2007.  The decrease resulted primarily from decreased compensation related to stock option grants and investor relations expenses.  We anticipate that general and administrative expenses in 2008 will remain consistent with fiscal 2007 expenses.

The Company’s interest income increased by $15,383 or 84.9% from $18,112 in fiscal 2006 to $33,495 in fiscal 2007.  This increase resulted from an increase in cash balances available for investment throughout 2007.

Financial Condition, Liquidity and Capital Resources

We have funded our activities primarily through proceeds from private and public placements of equity securities.  During 1999, we sold 836,685 shares of common stock, together with warrants for a like number of shares, in a private placement, realizing net proceeds of approximately $1,356,000.  During 2000, we received net proceeds of approximately $1,761,000 from the exercise of 586,910 warrants issued as part of the 1999 private placement.  During 2004, we sold 1,261,692 shares of common stock, together with 630,846 warrants, in a private placement, for net proceeds of approximately $634,000 in cash and approximately $186,000 in prepaid services for manufacturing, consulting and clinical trial expenses.  During 2005, we sold 1,642,795 shares of Class A Common Stock for gross proceeds of $853,957 (aggregate net proceeds were $800,585) in an offering exclusively to foreign investors pursuant to Regulation S.  From December 2005 through March 2006, we issued 615,461 shares of Class A common stock and a like number of warrants for $332,775 in cash and prepaid consulting services upon exercise of privately placed warrants.  In June and August 2006, we sold 1,366,500 shares of common stock, together with warrants for a like number of shares, in a private placement, realizing net proceeds of approximately $1,342,340.  In December 2006 and January 2007, Symbollon raised net aggregate proceeds of $2,368,038 in a private placement of 3,213,632 shares of its Class A common stock and warrants for 2,410,224 shares.  From September through December 2007, Symbollon raised net proceeds of $1,704,350 in a private placement of 2,573,086 shares of its Class A common stock and a like number of warrants.

During 2007, we continued to incur operating losses and have incurred a cumulative loss through December 31, 2007 of $19,607,008.  We also continue to have negative cash flow from operations of $3,135,632 for the year ended December 31, 2007.  As of December 31, 2007, we had working capital of $746,547.  We believe that we have the necessary liquidity and capital resources to sustain planned operations through the end of the second quarter of 2008.  Our planned operations for 2008 include completing the ongoing Phase III IoGen clinical trial, conducting a two-year animal toxicity study, completing the acquisition of Medpharm and securing additional resources to sustain our operations and to complete the clinical development of IoGen.  We may not, however, be able to raise such funding on acceptable terms, or at all.  Any funding we do raise may be dilutive to existing stockholders.  We estimate that it will cost approximately $12 million to complete the clinical development of IoGen over the next three years and approximately $540,000 to complete the acquisition of Medpharm.  Until we secure additional financial resources, we will not be able to pursue significant clinical development of new product applications based on our technology or complete the acquisition of 100% of Medpharm.  If we cannot secure additional resources before existing resources are exhausted, which is estimated to occur at the end of the second quarter of 2008, we will have to curtail or cease operations.

The report of our independent registered public accountants  on our financial statements for the years ended December 31, 2007 and 2006 contains an explanatory paragraph, which indicates that we have incurred recurring losses and negative cash flows from operations that raises substantial doubt about our ability to continue as a going concern.  This report is not viewed favorably by analysts or investors and may make it more difficult for us to raise additional debt or equity financing needed to continue our operations.

During 2008, we are committed to pay approximately $478,500 as compensation to our current executive officers and approximately $42,300 for lease payments on our facilities.  We have no other material capital expenditures planned during fiscal 2008.  At December 31, 2007, we had a net operating loss carryforward for federal income tax purposes of approximately $17,964,000 expiring at various dates through 2027 (from which, however, we may never receive a benefit).

Off Balance Sheet Arrangements

None.

Item 7.  Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Symbollon Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Symbollon Pharmaceuticals, Inc., as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Symbollon Pharmaceuticals, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt about the entity’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ /Vitale, Caturano & Company, Ltd.

March 25, 2008
Boston, Massachusetts

Symbollon Pharmaceuticals, Inc.

Balance Sheets

	December 31,
	2007	2006

Assets

Current assets:
Cash and cash equivalents	$1,102,381	$2,521,981
Prepaid expenses	32,954	39,519

Total current assets	1,135,335	2,561,500

Equipment and leasehold improvements, net of
accumulated depreciation and amortization	2,760	9,465

Other assets:
Patent and trademark costs, net of accumulated
amortization	302,412	302,241
Deposit	2,364	2,364

	$1,442,871	$2,875,570

Symbollon Pharmaceuticals, Inc.

Balance Sheets
(Continued)

	December 31,
	2007	2006

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$30,017	$34,720
Accrued clinical development expenses	335,628	242,493
Other current liabilities	23,143	24,637

Total current liabilities	388,788	301,850

Commitments (Notes 6, 7 and 10)

Stockholders’ equity:
Common stock, Class A, par value $.001 per share, 93,750,000 shares authorized, 15,158,340 and 12,476,041 shares issued and outstanding
as of December 31, 2007 and 2006, respectively	15,158	12,476
Convertible common stock, Class B, par value $.001
per share, 1,250,000 shares authorized and unissued	-	-
Preferred stock, par value $.001 per share, 5,000,000 shares
authorized and unissued	-	-
Additional paid-in capital	20,645,933	18,419,779
Accumulated deficit	(19,607,008)	(15,858,535)

Total stockholders' equity	1,054,083	2,573,720

	$1,442,871	$2,875,570

See accompanying notes to financial statements.

Symbollon Pharmaceuticals, Inc.

Statements of Operations

	Year Ended December 31,
	2007	2006

Revenue:
Net product sales	$-	$39,833

Total revenues	-	39,833

Operating expenses:
Cost of goods sold	$-	$39,833
Research and development costs	2,805,163	1,748,501
General and administrative expenses	976,805	1,316,395

Total operating expenses	3,781,968	3,104,729

Loss from operations	(3,781,968)	(3,064,896)

Interest income	33,495	18,112

Net loss	$(3,748,473)	$(3,046,784)

Basic and diluted net loss per share of
common stock	$(0.29)	$(0.36)

Weighted average number of common shares
outstanding - basic and diluted	13,121,712	8,545,304

See accompanying notes to financial statements.

Symbollon Pharmaceuticals, Inc.

Statements of Stockholders’ Equity

	Common Stock
	$.001 Par Value		Additional
	Class A		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2005	7,323,661	$7,324	$13,632,830	$(12,811,751)	$828,403
Issuance of Shares – Warrant Exercise	626,076	626	339,048	-	339,674
Issuance of Shares – Sale of Stock and Warrants	4,536,304	4,536	3,663,279	-	3,667,815
Issuance of Shares – Consultants	67,000	67	69,158	-	69,225
Return of Shares – Consultants	(77,000)	(77)	(23,280)	-	(23,357)
Reclassification of Stock and Warrants Issued For Prepaid Services	-	-	(30,074)	-	(30,074)
Stock Based Compensation			768,818	-	768,818
Net loss for the year				(3,046,784)	(3,046,784)

Balance, December 31, 2006	12,476,041	12,476	$18,419,779	$(15,858,535)	$2,573,720
Issuance of Shares – Warrant Exercise	15,385	15	9,985	-	10,000
Issuance of Shares – Sale of Stock and Warrants	2,616,914	2,617	1,735,995	-	1,738,612
Issuance of Shares – Consultants	50,000	50	44,950	-	45,000
Stock Based Compensation			435,224	-	435,224
Net loss for the year				(3,748,473)	(3,748,473)

Balance, December 31, 2007	15,158,340	$15,158	$20,645,933	$(19,607,008)	$1,054,083

See accompanying notes to financial statements.

Symbollon Pharmaceuticals, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2007	2006
Cash flows from operating activities:

Net loss	$(3,748,473)	$(3,046,784)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock-based compensation	435,224	768,818
Issuance of securities for services rendered	45,000	69,225
Depreciation and amortization	39,114	52,982
Loss on disposition of equipment	-	455
Loss on impairment of patents	-	42,541
Changes in operating assets and liabilities:
Accounts receivable	-	234,583
Inventory	-	39,833
Prepaid expenses	6,565	2,496
Accounts payable and other current liabilities	86,938	56,321
Net cash used in operating activities	(3,135,632)	(1,779,530)

Cash flows from investing activities:

Purchase of equipment and leasehold improvements	-	(745)
Patent and trademark cost additions	(32,580)	(17,850)
Net cash used in investing activities	(32,580)	(18,595)

Cash flows from financing activities:

Issuance of common stock and warrants	1,748,612	4,007,489
Net cash provided by financing activities	1,748,612	4,007,489

Net increase (decrease) in cash and cash equivalents	(1,419,600)	2,209,364

Cash and cash equivalents, beginning of period	2,521,981	312,617

Cash and cash equivalents, end of period	$1,102,381	$2,521,981

Supplemental disclosure of non cash activities:
Return of shares - Consultant	$-	$(23,357)
Reclassification of stock and warrants issued for prepaid services	$-	$(30,074)
	$-	$(53,431)
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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern.  The Company had net losses of $3,748,473 and $3,046,784 and negative cash flows from operations of $3,135,632 and $1,779,530 for the years ended December 31, 2007 and 2006, respectively.  At December 31, 2007, the Company had an accumulated deficit of $19,607,008.  The Company believes that it has adequate cash resources to continue our base operations through June 2008.  These factors raise substantial doubt as to our ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to receive continued financial support from the Company’s creditors, stockholders and external investors.  In August 2006, our licensing agreement covering IoGen was mutually terminated.  Without a licensing partner, the Company will need to secure a new partner to help complete the development and commercialization of IoGen (See Note 13).  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize the Company’s assets and discharge our liabilities in other than the normal course of operations.  In June and August 2006, Symbollon raised net aggregate proceeds of $1,342,340 in a private placement of 1,366,500 shares of its Class A common stock and a like number of warrants.  In December 2006 and January 2007, Symbollon raised net aggregate proceeds of $2,368,038 in a private placement of 3,213,632 shares of its Class A common stock and 2,410,224 warrants.  From September 2007 through December 2007, Symbollon raised net aggregate proceeds of $1,704,350 in a private placement of 2,573,086 shares of its Class A common stock and a like number of warrants.  Management plans to seek equity and debt financing from external investors, and to actively pursue a new partner to help complete the development and commercialization of IoGen.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

1. Description of Business and Basis of Presentation (Continued)
Management believes that its current resources will enable the Company to sustain operations through June 2008.  The plan described above, if successful, would be sufficient to meet the Company’s liabilities and commitments as they become payable over the next twelve months.  However, there can be no assurance that management's plan will be successful.  Failure to obtain the support of additional external investors to finance the Company’s operations will cause us to curtail or cease operations and impair the Company’s ability to continue as a going concern.

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
Concentration of Credit Risks
In 2006, the Company had one customer for its IodoZyme® product and a commercialization partner for its IoGen program.  The customer’s and partner’s financial condition were reviewed on an ongoing basis, and collateral was not required.  The Company believes a reserve for potential credit losses was not necessary as of December 31, 2006.

Long-Lived Assets
Long-lived assets, such as intangible assets and property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, the related assets are written down to fair value.  In 2006, the Company wrote off $42,541 of impaired patent costs.  The Company does not believe that any of its other long-lived assets are impaired at December 31, 2007 or 2006.

Depreciation and Amortization
Equipment is stated at cost and is depreciated over its estimated useful life (ranging from 5-7 years) using the straight-line method.  Leasehold improvements are stated at cost and were amortized by the straight-line method over the 10 year term of the Company’s original lease for its offices which is less than their estimated useful lives.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

2. Summary of Significant Accounting Policies (Continued)
Intangible Assets
Intangible assets subject to amortization consist of patents and trademarks that have estimated useful lives ranging from 10-17 years and a weighted average remaining useful life of 8.6 years.  Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is rejected or there are other circumstances that indicate that the asset is impaired (as described above).

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

In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109  ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. The Company adopted the provisions of FIN 48 in the first quarter of 2007 as required. The adoption of FIN 48 did not have a material effect on the Company's financial statements.

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

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

2. Summary of Significant Accounting Policies (Continued)
Stock-Based Compensation
Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-based Payment” (“SFAS No. 123R”), using the modified-prospective transition method, which did not require restatement of prior period results.

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

3. Equipment and Leasehold Improvements	Equipment and leasehold improvements are stated at cost and consist of the following:

December 31,	2007	2006

Equipment and fixtures	$ 183,836	$ 184,751
Leasehold improvements	63,146	63,146

	246,982	247,897

Less accumulated depreciation	244,222	238,432

Equipment and leasehold improvements, net	$ 2,760	$ 9,465

Depreciation expense for the years ended December 31, 2007 and 2006 totaled $6,705 and $14,846, respectively.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

4. Patent and Trademark Costs	Patent and trademark costs consist of the following:

December 31,	2007	2006

Patent costs	$ 476,556	$ 443,976
Trademark costs	2,444	2,444
	479,000	446,420
Less accumulated amortization	176,588	144,179
Patent and trademark cost, net	$ 302,412	$ 302,241

Amortization expense related to these assets is estimated to be approximately $33,056 per year in fiscal years 2008 through 2011.  Amortization expense for the years ended December 31, 2007 and 2006 totaled $32,409 and $38,136, respectively.

5. Stockholders’ Equity
Capital Stock
The Company has authorized 93,750,000 shares of Class A common stock, 1,250,000 shares of Class B common stock and 5,000,000 shares of preferred stock.  The Class A and Class B common stock are substantially identical except that holders of Class A common stock have the right to cast one vote for each share held and the Class B shareholders have the right to cast five votes for each share held.  As of December 31, 2007 and 2006, there were no shares of Class B common stock issued and outstanding.  The preferred stock may be issued in series, and shares of each series will have such rights and preferences as are fixed by the Company’s Board of Directors.  As of December 31, 2007 and 2006, there were no shares of preferred stock issued and outstanding.

Issuance of Common Stock and Common Stock Purchase Warrants
The Company accounts for certain of the shares and warrants issued for prepaid services under EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18).  Accordingly, the Company has recognized approximately $186,007 and $296,928 of expense related to these shares and warrants for the years ended December 31, 2007 and 2006, respectively, in the accompanying statement of operations.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

5. Stockholders’ Equity (Continued)
Issuance of Common Stock and Common Stock Purchase Warrants (Continued)
From December 2005 through March 2006, redeemable warrants covering 511,961 shares were exercised, netting the Company $332,775 in cash, and 103,500 shares were exercised for consulting services to be rendered to the Company over a 12-month period, which were expensed at the then fair value of such shares ratably over such period.  For the years ended December 31, 2007 and 2006, the Company recorded an expense of $30,002 and $200,654, respectively, in general and administrative expenses.  In connection with the exercise of the redeemable warrants, the Company issued 615,461 warrants entitling the holder thereof to purchase up to February 28, 2009 a share of Class A common stock at a price of $0.65 per share.  The fair value of the new warrants issued was estimated on the date of grant using the Black-Scholes option-pricing model to be $462,651 and was recorded as a cost of raising the related capital.  During March 2006, warrants for 14,615 shares were exercised, netting the Company $9,500 in cash.  During February 2007, warrants for 15,385 shares were exercised, netting the Company $10,000 in cash.

On September 15, 2005, the Company entered into a services agreement with Premier Funding Services LLC.  In accordance with the services agreement, and as partial consideration for the services provided by the vendor, the Company agreed to issue 20,000 shares of Class A common stock and warrants to purchase 40,000 shares of Class A common stock upon execution of the agreement.  On November 1, 2006, the Company issued as additional compensation to Premier 20,000 shares of Class A common stock.  The Company accounts for these shares under EITF 96-18.  Accordingly, the Company has determined the fair value of the shares and warrants to be $62,858 and has recognized $50,474 of expense related to these shares and warrants for the year ended December 31, 2006, included in general and administrative expenses in the accompanying statement of operations.  No expense related to these shares and warrants was recognized for the year ended December 31, 2007, as such expense was recognized in 2005 and 2006 as earned.

On June 2, 2006 and August 21, 2006, the Company sold in a private placement to accredited investors an aggregate of 1,366,500 shares of Class A common stock and a like number of redeemable warrants for net proceeds of $1,342,340 in cash.  The Company also issued redeemable warrants exercisable for 24,160 shares to the placement agent as additional compensation.  The redeemable warrants entitle the holder thereof to purchase at any time up to August 21, 2011 a share of Class A common stock at a price of $1.00 per share.  The redeemable warrants may be redeemed by Symbollon at $0.01 per warrant in the event that the closing sales price of the Class A

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

5. Stockholders’ Equity (Continued)
Issuance of Common Stock and Common Stock Purchase Warrants (Continued)
common stock over twenty successive trading days is equal to or greater than $5.00 and the average trading volume over that period is in excess of 25,000 shares per day, subject to the holder’s right to exercise.  The fair value of the new warrants (inclusive of the warrants issued to the placement agent) issued was estimated on the date of grant using the Black-Scholes option-pricing model to be $2,058,586.

On November 1, 2006, the Company entered into a services agreement with the Number One Corporation.  In accordance with the services agreement, and as partial consideration for the services provided by the vendor, the Company agreed to issue 40,000 shares of Class A common stock upon execution of the agreement.  The Company accounts for these shares under EITF 96-18.  Accordingly, the Company has determined the fair value of the shares and warrants to be $40,800 which was recognized as an expense in general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2006.

On November 20, 2006, the Company entered into a services agreement with Thomas Bruderman.  In accordance with the services agreement, and as partial consideration for the services provided by the vendor, the Company agreed to issue 50,000 shares of Class A common stock in January 2007.  The Company accounts for these shares under EITF 96-18.  Accordingly, the Company has determined the fair value of the shares to be $45,000 which was recognized as an expense in general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2007.

On December 1, 2004, the Company entered into a services agreement with Dr. Bernard A. Eskin.  In accordance with the services agreement, and as consideration for the services provided by Dr. Eskin, the Company issued 5,000 shares of Class A common stock on each of December 1, 2004, 2005 and 2006.  The Company accounts for these shares under EITF 96-18.  Accordingly, for the year ended December 31, 2006 the Company has determined the fair value of the shares issued was $5,000 which was recognized as an expense in general and administrative expenses in the accompanying statement of operations.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

5. Stockholders’ Equity (Continued)
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

The redeemable warrants entitle the holder thereof to purchase at any time up to December 29, 2011 a share of Class A common stock at a price of $1.20 per share.  The redeemable warrants may be redeemed by Symbollon at $0.01 per warrant in the event that the closing sales price of the Class A common stock over twenty successive trading days is equal to or greater than $5.00 and the average trading volume over that period is in excess of 25,000 shares per day, subject to the holder’s right to exercise.  The fair value of the new warrants (inclusive of the warrants issued to the placement agent) issued was estimated on the date of grant using the Black-Scholes option-pricing model to be $1,420,286.

On May 14, 2007 and May 18, 2007, the Company entered into services agreements with consultants.  In accordance with the services agreements, and as partial consideration for the services provided by the vendor, the Company agreed to issue warrants to purchase 200,000 shares of Class A common stock.  The Company accounts for these shares under EITF 96-18.  Accordingly, the Company has determined the fair value of the shares to be $111,005 which was recognized as an expense in general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2007.

From September through December 2007, the Company sold in a private placement to accredited investors an aggregate of 2,573,086 shares of Class A common stock and a like number of redeemable warrants for net proceeds of $1,704,350 in cash.  The Company also issued redeemable warrants exercisable for 138,301 shares to the placement agent as additional compensation in connection with these offerings.  The redeemable warrants entitle the holder thereof to purchase at any time up to September 27, 2012 a share of Class A common stock at a price of $1.00 per share.  The redeemable warrants may be redeemed by Symbollon at $0.01 per warrant in the event that the closing sales price of the Class A common stock over twenty successive trading days is equal to or greater than $5.00 and the average trading volume over that period is in excess of 25,000 shares per day, subject to the holder’s right to exercise.  The fair value of the new warrants (inclusive of the warrants issued to the placement agent) issued was estimated on the date of grant using the Black-Scholes option-pricing model to be $1,458,961.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

5. Stockholders’ Equity (Continued)
Issuance of Common Stock And Common Stock Purchase Warrants (Continued)	At December 31, 2007, warrants to purchase 7,969,193 shares of common stock are outstanding.
6. Stock Plans
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

Under the above plans 773,855 shares are available for future grant or purchase.

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

Under the provisions of SFAS No. 123(R), the Company recorded $294,217 and $527,474 of stock-based compensation for the year ended December 31, 2007 and 2006, respectively, with $183,608 and $313,270 included in general and administrative expenses and $110,609 and $214,204 included in research and development costs, respectively.  As of December 31, 2007 the unrecognized stock-based  compensation cost related to non-vested stock awards was $331,337.  This amount will be recognized in operations over a weighted average period of 15 months.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

6. Stock Plans (Continued)	The following table summarizes the Company’s stock option information as of, and for the year ended December 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2006	2,500,000	$ 0.78
Options granted	30,000	$ 0.90
Options expired	(62,500)	$ 0.95
Outstanding at December 31, 2007	2,467,500	$ 0.78	6.6	$230,963
Exercisable at December 31, 2007	1,613,750	$ 0.73	5.7	$230,963
(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the option exercise price.

For the years ended December 31, 2007 and 2006, the Company granted options for 30,000 and 1,717,500 shares exercisable between $0.87 and $0.90 per share.  The weighted-average grant date fair value of stock options granted during the years ended December 31, 2007 and 2006 was $0.72 and $0.65 per share, respectively.  No stock options were exercised during the years ended December 31, 2007 or 2006.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2007	2006

Weighted-average expected stock-price volatility	97.3%	64.8-102%

Weighted-average expected option life	6 years	5-6 years

Average risk-free interest rate	4.76%	4.32 - 4.70%

Average dividend yield	0.0%	0.0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.  Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options.  The risk-free interest rate is the U.S. Treasury Strips rate on the date of grant.  The expected life was calculated using the method outlined in SEC Staff Accounting Bulletin Topic 14.D.2, “Expected Terms,” as the Company’s historical experience does not provide a reasonable basis for the expected term of the option.  Based on the recent history and current expectations, the Company has not adjusted the calculated value of the options for the year ended December 31, 2007 to reflect a forfeiture rate.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

6. Stock Plans (Continued)	All options outstanding at December 31, 2007 are categorized by the following ranges in the table below:

Share Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Number of Shares
$0.21 to $1.00	$0.72	6.7	2,340,000
$1.00 to $3.63	$1.80	4.4	127,500
			2,467,500

All options exercisable at December 31, 2007 are categorized by the following ranges in the table below:

Share Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Number of Shares
$0.21 to $1.00	$0.64	5.8	1,486,250
$1.00 to $3.63	$1.80	4.4	127,500
			1,613,750

The weighted-average fair value of options granted during the years ended December 31, 2007 and 2006 was $0.90 and $0.88 per share, respectively.
7. Loss Per Share
The Company’s basic and diluted net loss per share of common stock for the years ended December 31, 2007 and 2006 is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

The following table summarizes securities that were outstanding as of December 31, 2007 and 2006 but not included in the calculation of diluted net loss per share because such shares are antidilutive:

December 31,	2007	2006

Stock options	2,467,500	2,500,000
Stock warrants	7,969,193	5,040,320

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

8. Income Taxes
The following table summarizes the significant differences between the benefit that would be recognized under the United States federal statutory tax rate and the Company’s effective tax rate for financial statement purposes:

December 31,	2007	2006

United States statutory tax rate	34%	34%
State taxes, net of United States
federal tax benefit	6%	6%

Valuation allowance provided against net
operating loss carry forwards and tax credits	(40%)	(40%)

Effective tax rate	- %	- %

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.  Deferred tax assets are comprised of the following:

December 31,	2007	2006

Tax credit carryforwards	$ 680,000	$ 574,000
Net operating loss carryforwards	7,186,000	5,862,000

Gross deferred tax asset	7,866,000	6,436,000

Deferred tax assets valuation
allowance	(7,866,000)	(6,436,000)

Net deferred tax assets	$ -	$ -

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

8. Income Taxes (Continued)
As of December 31, 2007 and 2006, the deferred tax assets have been fully offset by valuation allowances, since the realization of such amounts is uncertain.  The change in the valuation allowance during 2007 and 2006 was $1,430,000 and $1,018,000, respectively.

As of December 31, 2007, the Company has net operating loss carryforwards totaling approximately $17,964,000.  The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company’s common stock.

The following is a breakdown of the net operating loss expiration period:

Amount of
Expiration Date	Remaining NOL

2008	$ 743,000
2009	1,514,000
2010	1,374,000
2011	921,000
2018	897,000
2019	739,000
2020	476,000
2021	1,387,000
2022	612,000
2023	638,000
2024	2,061,000
2025	953,000
2026	2,319,000
2027	3,330,000

$ 17,964,000

In addition, the Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) of approximately $680,000, which are available to offset future taxable income and income tax liabilities, when earned or incurred.  These amounts expire in various years through 2027.  The amount of the tax credit carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company’s common stock.

The Company files income tax returns in the U.S. federal jurisdiction and in several state jurisdictions. For U.S. federal and state tax purposes, the tax years 2004 through 2007 remain open to examination.  In addition, the amount of the Company’s federal and state net operating loss carryforwards may be subject to examination and adjustment.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

9. Commitments
Facilities Lease
The Company leases its facilities under an operating lease that expires on August 31, 2012.  The lease requires payment of real estate taxes and other common area maintenance expenses.  Rent expense for the years ended December 31, 2007 and 2006 was approximately $41,000 and $40,000, respectively.

Future minimum rental payments due are as follows:

Year ending December 31,	Total

2008	$42,300
2009	43,650
2010	45,000
2011	46,350
2012	31,500

$ 208,800

Employment Agreements
On January 3, 2006, the Company entered into employment agreements with its principal officers providing for minimum base compensation and severance pay which expire December 31, 2008.  On February 7, 2008, the Company entered into an amendment to those employment agreements with its principal officers extending the expiration of the agreements to December 31, 2011.  For the years ended December 31, 2007 and 2006, the aggregate amount paid to the Company’s principal officers was $478,500 and $455,000, respectively. For 2008, the minimum amounts to be paid under the new agreements total approximately $478,500 per year.

Royalty Agreement
A royalty agreement with one of the inventors who assigned certain patent rights to the Company provides for royalties based on a percentage of the licensing revenues received by the Company from products falling within the scope of the patent rights.  The percentage varies from 1.5% to 5% depending on the gross revenues received, with maximum royalty payments under the agreement not to exceed $2,884,000.  Through December 31, 2007, no royalties have been earned under this agreement.

Consulting Agreements
The Company has entered into various scientific advisory and consulting agreements to support its development activities.  These agreements generally expire over several future years.  Amounts charged to operations in connection with these agreements for the years ended December 31, 2007 and 2006 amounted to approximately $239,000 and $91,000, respectively.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

9. Commitments (Continued)
Finder’s Fees
The Company has entered into agreements to pay finders’ fees for agreements entered into with certain companies for investment or revenue purposes.  The finders’ fees are based on a percentage of the investment or revenue.  No amounts were paid or accrued pursuant to any of these agreements during 2007 or 2006.

Employee Benefit Plan
From January 1, 1999 through December 31, 2006, the Company had a Savings Incentive Match Plan for Employees of Small Employers (SIMPLE) IRA plan covering substantially all of its employees.  The Company makes contributions to the plan at the discretion of the Board of Directors based upon a percentage of employee compensation as provided by the terms of the plan.  The Company did not make any contributions to the plan for the year ended December 31, 2006.

Effective January 1, 2007, the Company established a 401(k) plan covering its employees.  The Company makes contributions to the plan at the discretion of the Board of Directors based upon a percentage of employee compensation as provided by the terms of the plan.  The Company made contributions of $15,615 to the plan equal to 3% of employee salaries for the year ended December 31, 2007.

10. Major Customers
For the year ended December 31, 2006, the Company generated its net product revenue from one customer, its exclusive marketing partner for its bovine teat sanitizer.  No revenues were generated in 2007, as the marketing partner has discontinued selling the product.

11. Related Party Transactions
A member of the Board of Directors provides legal services to the Company.  Amounts paid for legal services rendered by the director, either individually or through his firm, totaled $59,324 and $54,043 for the years ended December 31, 2007 and 2006, respectively.

The Company exchanges office space for services with a company owned by the spouse and in-law of one of the Company’s officers and directors.  The officer and director is also a director in the other company.  The estimated annual value for 2007 and 2006 of the relationship is $9,600 for each year.

A member of the Board of Directors provided consulting services to the Company.  Amounts paid for consulting services rendered by the director totaled approximately none and $40,000 for the years ended December 31, 2007 and 2006, respectively.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

12. Licensing Agreement
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

13. Subsequent Events
On March 7, 2008, the Company signed a term sheet with all shareholders of Xi’an Maidefa Pharmaceutical Co., Ltd. (“Medpharm”) to acquire Medpharm.  Medpharm is a fully-integrated pharmaceutical company currently marketing 23 products to the dairy and aquaculture markets in China.  Medpharm was founded by Dr. Yongjun Duan, the former director of research and development of Symbollon.

Under the term sheet, Medpharm will be acquired for $1.5 million.  Symbollon will acquire approximately 64% of the company in a stock swap for Symbollon shares valued at approximately $960,000 and acquire an option to purchase for approximately $540,000 the remainder of the company for cash.  The option is exercisable at any time after the initial closing over the remainder of 2008.  The initial closing for 64% of Medpharm is expected to occur during April 2008.  Symbollon’s stock shall be valued at the 20 business day weighted average of the closing price as quoted on the OTC Bulletin Board preceding the closing, not to exceed $1.42 per share.  The acquisition contemplated by the term sheet is subject, among other things, to entering into a definitive agreement among the parties, completion of due diligence, and receipt of Chinese governmental agency approval.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007.  Based upon that evaluation, in light of the issue(s) referenced below in Management’s Annual Report on Internal Control over Financial Reporting, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Management’s Annual Report On Internal Control Over Financial Reporting

Symbollon management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) for the Company.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In performing this assessment, management has identified the following material weakness:

Absence of adequate segregation of duties relating to oversight and management of our systems.  This resulted primarily from the fact that, due to our limited resources, we have only two employees, so certain of the work of our chief financial officer who is also our chief executive officer is not monitored or reviewed.  As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes.  This material weakness could result in a misstatement of our financial statements or related disclosures in our interim or annual consolidated financial statements that would not be prevented or detected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

As a result of this material weakness in our internal control over financial reporting, our management concluded that our internal control over financial reporting, as of December 31, 2007, was not effective based on the criteria set forth by COSO in Internal Control - Integrated Framework.  A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.  Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

We incorporate herein by reference the information called for by this Item from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2008 Annual Meeting of Stockholders.

Information concerning our executive officers is contained in Part I of this report under the caption “Executive Officers.”

Item 10.  Executive Compensation

We incorporate herein by reference the information called for by this Item from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2008 Annual Meeting of Stockholders.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate herein by reference the information called for by this Item from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2008 Annual Meeting of Stockholders.

Item 12.  Certain Relationships and Related Transactions, and Director Independence

We incorporate herein by reference the information called for by this Item from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2008 Annual Meeting of Stockholders.

Item 13.  Exhibits

See Index to Exhibits on Page E-1.  Compensatory plans and arrangements required to be filed as exhibits are as follows:

1           1993 Stock Option Plan, as amended.

2	Form of Stock Option Agreement to be entered into between the Company and each option holder.

3           2006 Non-Employee Directors’ Stock Option Plan.

4	Employment Agreement, dated January 3, 2006, between the Company and Dr. Jack H. Kessler, as amended on February 7, 2008.

5	Employment Agreement, dated January 3, 2006, between the Company and Paul C. Desjourdy, as amended on February 7, 2008.

Item 14.  Principal Accountant Fees and Services

We incorporate herein by reference the information called for by this Item from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2008 Annual Meeting of Stockholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMBOLLON PHARMACEUTICALS, INC.

By:   /s/ Paul C. Desjourdy                                      ..
      Paul C. Desjourdy
      President

Date: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul C. Desjourdy	President, Chief Executive Officer,	March 31, 2008
Paul C. Desjourdy	Treasurer, Chief Financial Officer,
General Counsel, and Director
(Principal Executive, Financial
and Accounting Officer)

/s/ Jack H. Kessler	Executive Vice President,	March 31, 2008
Jack H. Kessler	Chief Scientific Officer,
Secretary and Chairman
of the Board of Directors

/s/ James C. Richards	Director	March 31, 2008
James C. Richards

/s/ Richard F. Maradie	Director	March 31, 2008
Richard F. Maradie

/s/ Eugene Lieberstein	Director	March 31, 2008
Eugene Lieberstein

Symbollon Pharmaceuticals, Inc.
Index to Exhibits

3.1	Amended Certificate of Incorporation of the Company. (previously filed as exhibit 3.1 to Form 10-KSB for the year ended December 31, 2005 and incorporated by reference)
3.2	Amended By-Laws of the Company. (previously filed as exhibit 3.2 to Form 10-QSB for the quarter ended June 30, 1999 and incorporated by reference)
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

10.2	Employment Agreement, dated January 3, 2006, between the Company and Paul C. Desjourdy. (previously filed as exhibit number 10.1 to Form 8-K filed on January 6, 2006 and incorporated by reference)
10.3	Amendment to Employment Agreement, dated February 7, 2008, between the Company and Paul C. Desjourdy. *
10.4	Employment Agreement, dated January 3, 2006, between the Company and Dr. Jack H. Kessler. (previously filed as exhibit number 10.2 to Form 8-K filed on January 6, 2006 and incorporated by reference)
10.5	Amendment to Employment Agreement, dated February 7, 2008, between the Company and Jack H. Kessler. *
10.6
Commercial Lease, dated April 20, 2007,  between Pine Street Realty Trust and the Company.  (previously filed as exhibit number 10.1 to Form 10-QSB for the quarter ended March 31, 2007 and incorporated by reference)

10.7
Form of Indemnification Agreement between the Company and each officer and director of the Company. (previously filed as exhibit number 10.6 of the Registration Statement and incorporated by reference)

10.8	Agreement, dated August 31, 1992, among the Company, Dr. Jack H. Kessler and Dr. Robert Rosenbaum. (previously filed as exhibit number 10.8 of the Registration Statement and incorporated by reference)
10.9
Form of Stock Option Agreement to be entered into between the Company and each option holder. (previously filed as exhibit number 10.10 to Form 10-KSB for the year ended December 31, 1993 and incorporated by reference)

10.10	2006 Non-Employee Directors’ Stock Option Plan of the Company. (previously filed as exhibit number 10.1 to Form 8-K filed on May 30, 2006 and incorporated by reference)
10.11	1995 Non-Employee Directors’ Stock Option Plan of the Company. (previously filed as exhibit number 10.1 to Form 10-QSB for the quarter ended June 30, 1995 and incorporated by reference)
10.12
Form of Warrant for the purchase of shares of Class A Common Stock, dated as of February 28, 2006, issued to certain purchasers of the Company’s securities (previously filed as an exhibit number 10.1 to Form 8-K filed on March 7, 2006 and incorporated by reference)

10.13
Licensing and Co-Marketing Agreement, effective on April 12, 2005, by and between the Company and Bioaccelerate Holdings Inc. (previously filed as exhibit number 10.1 to Form 10-QSB for the quarter ended March 31, 2005 and incorporated by reference) **

10.14
Form of Warrant for the purchase of shares of Class A Common Stock, dated as of February 28, 2006, issued to certain purchasers of the Company’s securities (previously filed as exhibit number 10.1 to Form 8-K filed on March 7, 2006 and incorporated by reference)

10.15
Securities Purchase Agreement, dated as of June 2, 2006, between Symbollon and certain purchasers of Symbollon’s securities. (previously filed as exhibit number 10.1 to Form 8-K filed on June 7, 2006 and incorporated by reference)

10.16
Form of Redeemable Warrant expiring on June and August 2011 for the purchase of shares of Class A common stock issued to certain purchasers of Symbollon’s securities. (previously filed as exhibit number 10.2 to Form 8-K filed on June 7, 2006 and incorporated by reference)

10.17
Registration Rights Agreement, dated as of June 2, 2006, between Symbollon and certain purchasers of Symbollon’s securities. (previously filed as exhibit number 10.3 to Form 8-K filed on June 7, 2006 and incorporated by reference)

10.18
Form of Redeemable Warrant expiring December 2011 for the purchase of shares of Class A common stock issued to certain purchasers of Symbollon’s securities. (previously filed as exhibit number 10.22 to the Registration Statement on Form SB-2 (Registration No. 333-140200) filed on January 25, 2007 (the “2007 Registration Statement”) and declared effective on February 7, 2007, and incorporated by reference)

10.19
Form of Subscription Agreement, dated as of December 29, 2006, between Symbollon and certain purchasers of Symbollon’s securities. (previously filed as exhibit number 10.23 to the 2007 Registration Statement)

10.20
Securities Purchase Agreement, dated as of September 27, 2007, between Symbollon and certain purchasers of Symbollon’s securities (previously filed as exhibit number 10.1 to Form 10-QSB for the quarter ended September 30, 2007 and incorporated by reference)

10.21
Form of Subscription Agreement, dated as of September 27, 2007, between Symbollon and certain purchasers of Symbollon’s securities (previously filed as exhibit number 10.2 to Form 10-QSB for the quarter ended September 30, 2007 and incorporated by reference)

10.22
Form of Redeemable Warrant expiring on September 2012 for the purchase of shares of Class A common stock issued to certain purchasers of Symbollon’s securities (previously filed as exhibit number 10.3 to Form 10-QSB for the quarter ended September 30, 2007 and incorporated by reference)

10.23
Registration Rights Agreement, dated as of September 27 2007, between Symbollon and certain purchasers of Symbollon’s securities (previously filed as exhibit number 10.4 to Form 10-QSB for the quarter ended September 30, 2007 and incorporated by reference)

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