Form 10-Q
period 2008-03-31
SYMBOLLON CORP
filed 2008-05-15
CIK 912086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

[ ] TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________

Commission file number 0-22872

SYMBOLLON PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3463683
(State of incorporation)	(I.R.S. employer identification no.)

37 Loring Drive Framingham, Massachusetts	01702
(Address of principal executive offices)	(Zip Code)

(508) 620-7676
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large-accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes __  No _X_

As of May 14, 2008, 16,473,340 shares of Class A Common Stock of the issuer were outstanding.

SYMBOLLON PHARMACEUTICALS, INC.

INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets – March 31, 2008
(unaudited) and December 31, 2007	3

Unaudited Condensed Statements of Operations
– For the three months ended
March 31, 2008 and 2007	5

Unaudited Condensed Statements of Cash Flows
- For the three months ended March 31, 2008 and 2007	6

Notes to the Unaudited Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis
Of Financial Conditions and Results of Operation	17

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	20

Item 4T. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	22

Item 6. Exhibits	22

SIGNATURES	22

EXHIBIT INDEX	E-1

Symbollon Pharmaceuticals, Inc.

Condensed Balance Sheets

	March 31, 2008 (unaudited)	December 31, 2007

Assets

Current assets:
Cash and cash equivalents	$585,405	$1,102,381
Prepaid expenses	24,587	32,954

Total current assets	609,992	1,135,335

Equipment and leasehold improvements, net of accumulated depreciation and amortization	2,477	2,760

Other assets:
Patent and trademark costs, net of accumulated amortization	301,473	302,412
Deposit	2,364	2,364

	$916,306	$1,442,871

Symbollon Pharmaceuticals, Inc.

Condensed Balance Sheets (Continued)

	March 31, 2008 (unaudited)	December 31, 2007

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$44,678	$30,017
Accrued clinical development expenses	329,414	335,628
Other current liabilities	31,894	23,143

Total current liabilities	405,986	388,788

Stockholders’ equity:
Common stock, Class A, par value $.001 per share, 93,750,000 shares authorized, 16,473,340 and 15,158,340 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	16,473	15,158
Convertible common stock, Class B, par value $.001 per share, 1,250,000 shares authorized and unissued	-	-
Preferred stock, par value $.001 per share, 5,000,000 shares authorized and unissued	-	-
Additional paid-in capital	20,786,518	20,645,933
Accumulated deficit	(20,292,671)	(19,607,008)

Total stockholders’ equity	510,320	1,054,083

	$916,306	$1,442,871
See accompanying notes to condensed financial statements.

Symbollon Pharmaceuticals, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended March 31,
	2008	2007

Revenue:
Total revenues	$-	$ -

Operating expenses:
Research and development	406,001	1,053,201
General and administrative	285,274	302,857

Total operating expenses	691,275	1,356,058

Loss from operations	(691,275)	(1,356,058)

Interest income	5,612	16,585

Net loss	$(685,663)	$ (1,339,473)

Net loss per share of common stock
– basic and diluted	$(.04)	$ (.11)

Weighted average number of common shares outstanding – basic and diluted	15,947,461	12,566,667

See accompanying notes to condensed financial statements.

Symbollon Pharmaceuticals, Inc.

Condensed Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:

Net loss	$(685,663)	$(1,339,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	111,100	77,370
Issuance of securities for services rendered	30,800	75,002
Depreciation and amortization	8,664	9,577
Changes in operating assets and liabilities:
Prepaid expenses	8,367	10,778
Accounts payable and other current liabilities	17,198	161,269

Net cash used in operating activities	(509,534)	(1,005,477)

Cash flows from investing activities:

Patent and trademark cost additions	(7,442)	-

Net cash used in investing activities	(7,442)	-

Cash flows from financing activities:

Issuance of common stock and warrants	-	44,263

Net cash provided by financing activities	-	44,263

Net decrease in cash and cash equivalents	(516,976)	(961,214)

Cash and cash equivalents, beginning of period	1,102,381	2,521,981

Cash and cash equivalents, end of period	$585,405	$1,560,767

Supplemental information: There were no payments made for interest or income taxes during the three months ended March 31, 2008 or 2007.
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

Our financial statements for the year ended December 31, 2007 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern.  We had a net loss of $3,748,473 and $685,663 and negative cash flows from operations of $3,135,632 and $509,534 for the year ended December 31, 2007 and three months ended March 31, 2008, respectively.  At December 31, 2007 and March 31, 2008, we also had an accumulated deficit of $19,607,008 and $20,292,671, respectively.  These factors raise substantial doubt as to our ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to receive continued financial support from the Company’s creditors, stockholders and external investors.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize the Company’s assets and discharge our liabilities in other than the normal course of operations.  In December 2006 and January 2007, Symbollon raised net aggregate proceeds of $2,368,038 in a private placement of 3,213,632 shares of its Class A common stock and 2,410,224 warrants.  From September 2007 through December 2007, Symbollon raised net aggregate proceeds of $1,704,350 in a private placement of 2,573,086 shares of its Class A common stock and a like number of warrants.  Management is pursuing equity and debt financing from external investors and considering other strategic alternatives for the Company.  Management is also taking steps to reduce the Company’s expenses.

Management believes that its current resources will enable the Company to sustain operations through June 2008.  Operations subsequent to June 30, 2008 are dependent upon obtaining additional financing, reducing expenses and/or pursuing other strategic alternatives.  However, there can be no assurance that management's efforts will be successful.  Failure to obtain the support of additional external investors to finance the Company’s operations will cause us to curtail or cease operations and impair the Company’s ability to continue as a going concern.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies
The accompanying unaudited financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in our Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present our financial position, results of operations and cash flows.  The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

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
Long-Lived Assets
Long-lived assets, such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, the related assets are written down to fair value.  The Company does not believe that any of its long-lived assets are impaired at December 31, 2007 or March 31, 2008.

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

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)
Intangible Assets
Intangible assets subject to amortization consist of patents and trademarks that have estimated useful lives ranging from 10-17 years and a remaining weighted average useful life of 8.3 years.  Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is rejected or there are other circumstances that indicate that the asset is impaired (as described above).

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

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)
Stock-Based Compensation
The Company accounts for share-based compensation according to the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-based Payment” (“SFAS No. 123R”).

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

3. Stockholders’ Equity
Capital Stock
The Company has authorized 93,750,000 shares of Class A common stock, 1,250,000 shares of Class B common stock and 5,000,000 shares of preferred stock.  The Class A and Class B common stock are substantially identical except that holders of Class A common stock have the right to cast one vote for each share held and the Class B shareholders have the right to cast five votes for each share held.  As of March 31, 2008 and December 31, 2007, there were no shares of Class B common stock issued and outstanding.  The preferred stock may be issued in series, and shares of each series will have such rights and preferences as are fixed by the Company’s Board of Directors.  As of March 31, 2008 and December 31, 2007, there were no shares of preferred stock issued and outstanding.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

3. Stockholders’ Equity (Continued)
Issuance of Common Stock and Common Stock Purchase Warrants
The Company accounts for certain of the shares and warrants issued for prepaid services under EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18).  Accordingly, the Company has recognized approximately $30,800 and $45,000 of expense related to these shares and warrants for the three month periods ended March 31, 2008 and 2007, respectively, in the accompanying statement of operations.

On November 20, 2006, the Company entered into a services agreement with Thomas Bruderman.  In accordance with the services agreement, and as partial consideration for the services provided by the vendor, the Company agreed to issue 50,000 shares of Class A common stock in January 2007.  The Company accounts for these shares under EITF 96-18.  Accordingly, the Company has determined the fair value of the shares to be $45,000 which was recognized as an expense in general and administrative expenses in the accompanying statement of operations for the three month period ended March 31, 2007.  No expense related to these shares and warrants was recognized for the three month period ended March 31, 2008.

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

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

3. Stockholders’ Equity (Continued)

Issuance of Common Stock and Common Stock Purchase Warrants (Continued)
On May 14, 2007 and May 18, 2007, the Company entered into services agreements with consultants.  In accordance with the services agreements, and as partial consideration for the services provided by the vendor, the Company agreed to issue warrants to purchase 200,000 shares of Class A common stock.  The Company accounts for these shares under EITF 96-18.  Accordingly, the Company has determined the fair value of the shares to be $111,005 which was recognized as an expense in general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2007.  No expense related to these shares and warrants was recognized for the three month periods ended March 31, 2008 or 2007.

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

On January 18, 2008, the Company entered into a services agreement with The Number One Corporation.  In accordance with the services agreement, and as partial consideration for the services provided by the vendor, the Company agreed to issue 40,000 shares of Class A common stock upon execution of the agreement.  The Company accounts for these shares under EITF 96-18.  Accordingly, the Company has determined the fair value of the shares and warrants to be $30,800 which was recognized as an expense in general and administrative expenses in the accompanying statement of operations for the three month period ended March 31, 2008.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

3. Stockholders’ Equity (Continued)
Issuance of Common Stock and Common Stock Purchase Warrants (Continued)
On February 7, 2008, the Company issued 900,000 and 375,000 restricted shares to its executive officers, Merrs. Desjourdy and Kessler, respectively.  The shares will vest one-third each of the next three anniversaries of the grant date.  Under the provisions of SFAS No. 123(R), the Company recorded $31,753 of stock-based compensation for the three month period ended March 31, 2008, with $22,414 and $9,339 included in general and administrative expenses and in research and development costs, respectively.  As of March 31, 2008 the unrecognized stock-based  compensation cost related to restricted stock awards was $605,747.  This amount will be recognized in operations over the remaining vesting period of 34 months.

At March 31, 2008, warrants to purchase 7,969,193 shares of common stock are outstanding.

4. Stock Plans
The Company has adopted two stock plans: a stock option plan and a nonemployee directors’ stock option plan.

The stock option plan provides for the grant of incentive stock options, nonqualified stock options and stock appreciation rights.  The Company has reserved 3,200,000 shares for issuance under this plan.  The stock option plan expires on August 4, 2008.

The nonemployee directors’ stock option plan provides for the grant of nonstatutory stock options automatically on January 1 of each calendar year.  The Company has reserved 500,000 shares for issuance under the plan.  Each outside director shall be granted an option to purchase 10,000 shares of Class A common stock at fair market value, vesting 50% on each of the first two anniversaries of the grant.  The nonemployee directors’ stock option plan expires on the first business day of 2017.

Under the above plans 591,355 shares are available for future grant or purchase.

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

Under the provisions of SFAS No. 123(R), the Company recorded $79,347 and $77,370 of stock-based compensation for the three months ended March 31, 2008 and 2007, respectively, with $51,695 and $45,902 included in general and administrative expenses and $27,652 and $31,468 included in research and development costs, respectively.  As of March 31, 2008, the unrecognized stock-based  compensation cost related to non-vested stock awards was $322,196.  This amount will be recognized in operations over a weighted average period of 14 months.

The following table summarizes the Company’s stock option information as of and for the three-month period ended March 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2007	2,467,500	$ 0.78
Options granted	180,000	$ 0.53
Options expired	(2,500)	$ 1.05
Outstanding at March 31, 2008	2,645,000	$ 0.76	6.6	$372,713
Exercisable at March 31, 2008	1,970,000	$ 0.75	5.9	$323,213
(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the option exercise price.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

4. Stock Plans (Continued)
For the three months ended March 31, 2008 and 2007, the Company granted options for 180,000 and 30,000 shares exercisable between $0.50 and $0.90 per share.  The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2008 and 2007 was $0.39 and $0.72 per share, respectively.  No stock options were exercised during the three months ended March 31, 2008 or 2007.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2008	2007

Weighted-average expected stock-price volatility	88%	97%

Weighted-average expected option life	6 years	6.0 years

Average risk-free interest rate	2.79-3.28%	4.76%

Average dividend yield	0.0%	0.0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.  Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options.  The risk-free interest rate is the U.S. Treasury Strips rate on the date of grant.  The expected life was calculated using the method outlined in SEC Staff Accounting Bulletin Topic 14.D.2, “Expected Terms,” as the Company’s historical experience does not provide a reasonable basis for the expected term of the option.  Based on the recent history and current expectations, the Company has not adjusted the calculated value of the options for the three months ended March 31, 2008 to reflect a forfeiture rate.

5. Loss Per Share
The Company’s basic and diluted net loss per share of common stock for the three months ended March 31, 2008 and 2007 is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

The following table summarizes securities that were outstanding as of March 31, 2008 and 2007 but not included in the calculation of diluted net loss per share because such shares are antidilutive:

March 31,	2008	2007

Stock options	2,645,000	2,527,500
Stock warrants	7,969,193	5,057,806

6. Subsequent Events
Clinical Trial Results
On April 10, 2008, the Company announced negative results of a Phase III clinical trial designed to evaluate the effectiveness of IoGen™ for the treatment of moderate to severe cyclic pain associated with fibrocystic breast disease.  Based on the results of this study, the Company’s ability to proceed with the clinical development of IoGen will be significantly limited.  Based on its limited resources, the Company will be evaluating its ability to continue operations.  The Company believes that it has adequate resources to continue operations through June.  In light of these clinical results, it may be difficult for the Company to raise additional resources.

Medpharm Acquisition
On March 7, 2008, the Company signed a term sheet with all shareholders of Xi’an Maidefa Pharmaceutical Co., Ltd. (“Medpharm”) to acquire Medpharm.  Under the term sheet, Medpharm was to be acquired for $1.5 million.  Symbollon would have acquired approximately 64% of the company in a stock swap for Symbollon shares valued at approximately $960,000 and acquired an option to purchase for approximately $540,000 the remainder of the company for cash.  The option would have been exercisable at any time after the initial closing over the remainder of 2008.  The initial closing for 64% of Medpharm was expected to occur during April 2008.

The initial closing did not occur in April and at this juncture, the acquisition is on hold.  The term sheet to acquire Medpharm is no longer binding on the parties.  The parties are continuing discussions regarding a possible acquisition, but no definitive agreement has been reached.  There can be no assurance provided that an agreement will be reached to complete such an acquisition, and if an agreement is reached, on what terms it might be completed.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion contains forward-looking statements which involve risks and uncertainties.  See “Forward Looking Statements” below and “Risk Factors” in the Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Since 2000, we have concentrated our product development efforts on the proposed product application for the treatment of fibrocystic breast disease.  On April 10, 2008, we announced negative results of a Phase III clinical trial designed to evaluate the effectiveness of IoGen™ for the treatment of moderate to severe cyclic pain associated with fibrocystic breast disease.  Based on the results of this study, our ability to proceed with the clinical development of IoGen will be significantly limited.  Based on our limited resources, we will be evaluating our ability to continue operations.  We have adequate resources to continue operations through June 2008.  In light of these clinical results, it may be difficult for the Company to raise additional resources.  If we cannot secure additional resources before existing resources are exhausted, we will have to curtail or cease operations.

Going Concern

Our financial statements for the year ended December 31, 2007 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern.  We had a net loss of $3,748,473 and $685,663 and negative cash flows from operations of $3,135,632 and $509,534 for the year ended December 31, 2007 and three months ended March 31, 2008, respectively.  At December 31, 2007 and March 31, 2008, we also had an accumulated deficit of $19,607,008 and $20,292,671, respectively.  These factors raise substantial doubt as to our ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to receive continued financial support from the Company’s creditors, stockholders and external investors.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize the Company’s assets and discharge our liabilities in other than the normal course of operations.  In December 2006 and January 2007, Symbollon raised net aggregate proceeds of $2,368,038 in a private placement of 3,213,632 shares of its Class A common stock and 2,410,224 warrants.  From September 2007 through December 2007, Symbollon raised net aggregate proceeds of $1,704,350 in a private placement of 2,573,086 shares of its Class A common stock and a like number of warrants.  Management is pursuing equity and debt financing from external investors and considering other strategic alternatives for the Company.  Management is also taking steps to reduce the Company’s expenses.

Management believes that its current resources will enable the Company to sustain operations through June 2008.  Operations subsequent to June 30, 2008 are dependent upon obtaining additional financing, reducing expenses and/or pursuing other strategic alternatives.  However, there can be no assurance that management's efforts will be successful.  Failure to obtain the support of additional external investors to finance the Company’s operations will cause us to curtail or cease operations and impair the Company’s ability to continue as a going concern.

Forward-Looking Statements

In addition to the historical information contained herein, this Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements concerning plans, objectives, goals, strategies, prospects, revenues, liquidity and capital resources, financial needs and future performance, costs and expenditures.  Such statements may be identified or qualified, without limitation, by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions).  Investors are cautioned that forward-looking statements are inherently uncertain.  Actual performance, achievements and results may differ materially from those expressed, projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, uncertainty about our ability to continue as a going concern, our ability to raise any additional financing in light of the IoGen failure, our ability to complete the acquisition of Medpharm, history (and expectation) of losses, uncertainty associated with preclinical and clinical testing, market acceptance, intense competition, lack of marketing experience, materials incompatibility, hazardous materials, and the other risks and uncertainties described or discussed in the section "Risk Factors" in the Annual Report on Form 10-KSB for the year ended December 31, 2007.  The forward-looking statements contained herein represent our judgment as of the date of this Quarterly Report on Form 10-QSB, and we caution readers not to place undue reliance on such statements.

Results of Operations

Symbollon's net loss for the three-month period ended March 31, 2008 was $685,663, reflecting a decrease of $653,810 from a net loss of $1,339,473 in the comparable 2007 period.  The decreased loss for such period resulted primarily from decreased clinical development expenses related to the clinical trials of IoGen and investor relations expenses.  We expect to continue to incur operating losses for the foreseeable future.

Research and development expenses for the three-month period ended March 31, 2008 were $406,001, reflecting a decrease of $647,200 from the research and development expenses in the comparable 2007 period.  The decrease resulted primarily from decreased clinical trial expenses associated with the ongoing Phase III human study for IoGen.  Since the clinical development of IoGen will be discontinued, we anticipate that our research and development expenses will significantly decrease.

General and administrative expenses for the three-month period ended March 31, 2008 were $285,274, reflecting a decrease of $17,583 from the general and administrative expenses in the comparable 2007 period.  The decrease in the general and administrative expenses was primarily due to decreased investor relations expenses.  We anticipate that general and administrative expenses will decrease from current levels as we limit expenditures over the remainder of 2008.

Our interest income for the three-month period ended March 31, 2008 was $5,612, reflecting a decrease of $10,973 from the interest income in the comparable 2007 period.  The decrease resulted from a decrease in available funds for investment and in interest rates available on invested funds.

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

During 2008, we continued to incur operating losses and have incurred a cumulative loss through March 31, 2008 of $20,292,671.  We also continue to have negative cash flow from operations of $509,534 for the three months ended March 31, 2008.  As of March 31, 2008, we had working capital of $204,006.  We believe that we have the necessary liquidity and capital resources to sustain planned operations through the end of the second quarter of 2008.  Based on the negative results of the Phase III IoGen clinical trial, we have ceased the clinical development of IoGen.  Unless we are able to securing additional resources to sustain our operations, we will have to cease operations.  We may not, however, be able to raise such funding on acceptable terms, or at all.  Any funding we do raise may be dilutive to existing stockholders.  If we cannot secure additional resources before existing resources are exhausted, which is estimated to occur at the end of the second quarter of 2008, we will have to curtail or cease operations.

The report of our independent registered public accountants  on our financial statements for the year ended December 31, 2007 contains an explanatory paragraph, which indicates that we have incurred recurring losses and negative cash flows from operations that raises substantial doubt about our ability to continue as a going concern.  This report is not viewed favorably by analysts or investors and may make it more difficult for us to raise additional debt or equity financing needed to continue our operations.

During 2008, we are committed to pay approximately $358,900 as compensation to our current executive officers and approximately $31,800 for lease payments on our facilities.  We have no other material capital expenditures planned during fiscal 2008.  At December 31, 2007, we had a net operating loss carryforward for federal income tax purposes of approximately $17,964,000 expiring at various dates through 2027 (from which, however, we may never receive a benefit).

Item 3.  Quantitative an Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008.  Based upon that evaluation, in light of the issue(s) referenced below in Management’s Annual Report on Internal Control over Financial Reporting, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The material weakness in our internal control over financial reporting described in our Annual Report on Form 10-KSB for the year ended December 31, 2007 (absence of adequate segregation of duties) continues unremediated, due to our limited resources and employees.

Part II - Other Information

Item 1. Legal Proceedings
To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 18, 2008, we entered into a services agreement with The Number One Corporation.  In accordance with the service agreement, and as consideration for the services provided by that company, we issued 40,000 shares of Class A common stock.  The shares were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On February 7, 2008, we granted 900,000 and 375,000 shares of restricted Class A common stock to Messr. Desjourdy and Kessler, respectively, pursuant to extensions to their employment agreements.  The shares will vest one-third each of the next three anniversaries of the grant date.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) under the Securities Act.  Our reliance on the exemption was based, in part, on each purchaser’s status an accredited investor (as defined by Rule 501 under the Securities Act).

Item 3. Defaults Upon Senior Securities

None.
Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Clinical Trial Results

On April 10, 2008, the Company announced negative results of a Phase III clinical trial designed to evaluate the effectiveness of IoGen™ for the treatment of moderate to severe cyclic pain associated with fibrocystic breast disease.  Based on the results of this study, the Company’s ability to proceed with the clinical development of IoGen will be significantly limited.  Based on its limited resources, the Company will be evaluating its ability to continue operations.  The Company believes that it has adequate resources to continue operations through June.  In light of these clinical results, it may be difficult for the Company to raise additional resources.

Medpharm Acquisition

On March 7, 2008, the Company signed a term sheet with all shareholders of Xi’an Maidefa Pharmaceutical Co., Ltd. (“Medpharm”) to acquire Medpharm.  Under the term sheet, Medpharm was to acquired for $1.5 million.  Symbollon would have acquired approximately 64% of the company in a stock swap for Symbollon shares valued at approximately $960,000 and acquired an option to purchase for approximately $540,000 the remainder of the company for cash.  The option would have been exercisable at any time after the initial closing over the remainder of 2008.  The initial closing for 64% of Medpharm was expected to occur during April 2008.

The initial closing did not occur in April and at this juncture, the acquisition is on hold.  The term sheet to acquire Medpharm is no longer binding on the parties.  The parties are continuing discussions regarding a possible acquisition, but no definitive agreement has been reached.  There can be no assurance provided that an agreement will be reached to complete such an acquisition, and if an agreement is reached, on what terms it might be completed.

Item 6. Exhibits

See Index to Exhibits on page E-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMBOLLON PHARMACEUTICALS, INC.

Date: May 15, 2008	By: /s/ Paul C. Desjourdy____________________
Paul C. Desjourdy, President/CEO/CFO
and authorized signatory

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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