Form 10-Q
period 2008-09-30
SYMBOLLON CORP
filed 2008-11-14
CIK 912086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of November 13, 2008, 16,473,340 shares of Class A Common Stock of the issuer were outstanding.

SYMBOLLON PHARMACEUTICALS, INC.

INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets – September 30, 2008
(unaudited) and December 31, 2007	3

Unaudited Condensed Statements of Operations
– For the three and nine months ended
September 30, 2008 and 2007	5

Unaudited Condensed Statements of Cash Flows
- For the nine months ended September 30, 2008 and 2007	6

Notes to the Unaudited Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis
Of Financial Conditions and Results of Operation	17

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	20

Item 4T. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	22

Item 6. Exhibits	22

SIGNATURES	22

EXHIBIT INDEX	E-1

Symbollon Pharmaceuticals, Inc.

Condensed Balance Sheets

	September 30, 2008 (unaudited)	December 31, 2007

Assets

Current assets:
Cash and cash equivalents	$199,895	$1,102,381
Prepaid expenses	22,103	32,954

Total current assets	221,998	1,135,335

Equipment and leasehold improvements, net of accumulated depreciation and amortization	1,911	2,760

Other assets:
Patent and trademark costs, net of accumulated amortization	299,083	302,412
Deposit	2,364	2,364

	$525,356	$1,442,871

Symbollon Pharmaceuticals, Inc.

Condensed Balance Sheets (Continued)

	September 30, 2008 (unaudited)	December 31, 2007

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$58,886	$30,017
Accrued clinical development expenses	104,430	335,628
Other current liabilities	16,142	23,143

Total current liabilities	179,458	388,788

Stockholders’ equity:
Common stock, Class A, par value $.001 per share, 93,750,000 shares authorized, 16,473,340 and 15,158,340 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	16,473	15,158
Convertible common stock, Class B, par value $.001 per share, 1,250,000 shares authorized and unissued	-	-
Preferred stock, par value $.001 per share, 5,000,000 shares authorized and unissued	-	-
Additional paid-in capital	21,472,642	20,645,933
Accumulated deficit	(21,143,217)	(19,607,008)

Total stockholders’ equity	345,898	1,054,083

	$525,356	$1,442,871
See accompanying notes to condensed financial statements.

Symbollon Pharmaceuticals, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue:
Total revenues	$-	$-	$-	$-

Operating expenses:
Research and development	9,442	473,654	487,050	2,330,015
General and administrative	149,667	195,786	1,059,454	834,176

Total operating expenses	159,109	669,440	1,546,504	3,164,191

Loss from operations	(159,109)	(669,440)	(1,546,504)	(3,164,191)

Interest income	1,637	1,999	10,295	26,126

Net loss	$(157,472)	$(667,441)	$(1,536,209)	$(3,138,065)

Net loss per share of common stock
– basic and diluted	$(.01)	$(.05)	$(.09)	$(.25)

Weighted average number of common shares outstanding – basic and diluted	16,473,340	12,648,975	16,298,687	12,600,600

See accompanying notes to condensed financial statements.

Symbollon Pharmaceuticals, Inc.

Condensed Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:

Net loss	$(1,536,209)	$(3,138,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	797,224	220,663
Issuance of securities for services rendered	30,800	186,007
Depreciation and amortization	26,157	28,731
Changes in operating assets and liabilities:
Prepaid expenses	10,851	32,334
Accounts payable and other current liabilities	(209,330)	60,839

Net cash used in operating activities	(880,507)	(2,609,491)

Cash flows from investing activities:

Patent and trademark cost additions	(21,979)	-

Net cash used in investing activities	(21,979)	-

Cash flows from financing activities:

Issuance of common stock and warrants	-	1,043,433

Net cash provided by financing activities	-	1,043,433

Net decrease in cash and cash equivalents	(902,486)	(1,566,058)

Cash and cash equivalents, beginning of period	1,102,381	2,521,981

Cash and cash equivalents, end of period	$199,895	$955,923

Supplemental information: There were no payments made for interest or income taxes during the nine months ended September 30, 2008 or 2007.
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

Our financial statements for the year ended December 31, 2007 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern.  We had a net loss of $3,748,473 and $1,536,209 and negative cash flows from operations of $3,135,632 and $880,507 for the year ended December 31, 2007 and nine months ended September 30, 2008, respectively.  At December 31, 2007 and September 30, 2008, we also had an accumulated deficit of $19,607,008 and $21,143,217, respectively.  At September 30, 2008 we had working capital of $42,540.  These factors raise substantial doubt as to our ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to receive continued financial support from the Company’s creditors, stockholders and external investors.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize the Company’s assets and discharge our liabilities in other than the normal course of operations.  In December 2006 and January 2007, Symbollon raised net aggregate proceeds of $2,368,038 in a private placement of 3,213,632 shares of its Class A common stock and 2,410,224 warrants.  From September 2007 through December 2007, Symbollon raised net aggregate proceeds of $1,704,350 in a private placement of 2,573,086 shares of its Class A common stock and a like number of warrants.  Management is pursuing equity and debt financing from external investors and considering other strategic alternatives for the Company.  Management is also taking steps to sell IoGen™ as a dietary supplement and to reduce the Company’s expenses.

Management believes that its current resources will enable the Company to sustain operations through December 2008.  Operations subsequent to September 30, 2008 are dependent upon obtaining additional financing, reducing expenses and/or pursuing other strategic alternatives.  However, there can be no assurance that management's efforts will be successful.  Obtaining additional financing will be particularly difficult in light of the negative results of the Company’s Phase III IoGen trial.  Failure to obtain the support of additional external investors to finance the Company’s operations will cause us to curtail or cease operations and impair the Company’s ability to continue as a going concern.

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

In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present our financial position, results of operations and cash flows.  The results of operations for the nine-month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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
Long-Lived Assets
Long-lived assets, such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, the related assets are written down to fair value.  The Company does not believe that any of its long-lived assets are impaired at December 31, 2007 or September 30, 2008.

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

3. Stockholders’ Equity
Capital Stock
The Company has authorized 93,750,000 shares of Class A common stock, 1,250,000 shares of Class B common stock and 5,000,000 shares of preferred stock.  The Class A and Class B common stock are substantially identical except that holders of Class A common stock have the right to cast one vote for each share held and the Class B shareholders have the right to cast five votes for each share held.  As of September 30, 2008 and December 31, 2007, there were no shares of Class B common stock issued and outstanding.  The preferred stock may be issued in series, and shares of each series will have such rights and preferences as are fixed by the Company’s Board of Directors.  As of September 30, 2008 and December 31, 2007, there were no shares of preferred stock issued and outstanding.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

3. Stockholders’ Equity (Continued)
Issuance of Common Stock and Common Stock Purchase Warrants
The Company accounts for certain of the shares and warrants issued for prepaid services under EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18).  Accordingly, the Company has recognized approximately $30,800 and $186,007 of expense related to these shares and warrants for the nine month periods ended September 30, 2008 and 2007, respectively, in the accompanying statement of operations.  No expense related to these shares and warrants was recognized for the three month periods ended September 30, 2008 and 2007.

From December 2005 through March 2006, outstanding redeemable warrants covering 511,961 shares were exercised, netting the Company $332,775 in cash, and warrants covering 103,500 shares were exercised for consulting services to be rendered to the Company over a 12-month period  The Company accounts for these shares under EITF 96-18.  For the nine month period ended September 30, 2007, the Company recorded an expense of $30,002 in general and administrative expenses in the accompanying statement of operations.  No expense related to these shares was recognized for the nine month period ended September 30, 2008.  In connection with the exercise of the redeemable warrants, the Company issued 615,461 warrants entitling the holders thereof to purchase up to February 28, 2009 a share of Class A common stock at a price of sixty-five cents ($0.65) per share.  The fair value of the new warrants issued was estimated on the date of grant using the Black-Scholes option-pricing model to be $462,651 and was recorded as a cost of raising the related capital.  During February 2007, warrants for 15,385 shares were exercised, netting the Company $10,000 in cash.

On November 20, 2006, the Company entered into a services agreement with Thomas Bruderman.  In accordance with the services agreement, and as partial consideration for the services provided by the vendor, the Company agreed to issue 50,000 shares of Class A common stock in January 2007.  The Company accounts for these shares under EITF 96-18.  Accordingly, the Company has determined the fair value of the shares to be $45,000 which was recognized as an expense in general and administrative expenses in the accompanying statement of operations for the nine month period ended September 30, 2007.  No expense related to these shares and warrants was recognized for the nine month period ended September 30, 2008.

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

On May 14, 2007 and May 18, 2007, the Company entered into services agreements with consultants.  In accordance with the services agreements, and as partial consideration for the services provided by the vendor, the Company agreed to issue warrants to purchase 200,000 shares of Class A common stock.  The Company accounts for these shares under EITF 96-18.  Accordingly, the Company has determined the fair value of the shares to be $111,005 which was recognized as an expense in general and administrative expenses in the accompanying statement of operations for the nine month periods ended September 30, 2007.  No expense related to these shares and warrants was recognized for the nine month periods ended September 30, 2008.

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

On January 18, 2008, the Company entered into a services agreement with The Number One Corporation.  In accordance with the services agreement, and as partial consideration for the services provided by the vendor, the Company agreed to issue 40,000 shares of Class A common stock upon execution of the agreement.  The Company accounts for these shares under EITF 96-18.  Accordingly, the Company has determined the fair value of the shares to be $30,800 which was recognized as an expense in general and administrative expenses in the accompanying statement of operations for the nine month periods ended September 30, 2008.

On February 7, 2008, the Company issued 900,000 and 375,000 restricted shares to its executive officers, Merrs. Desjourdy and Kessler, respectively.  The shares were initially to vest one-third each of the next three anniversaries of the grant date.  On May 16, 2008, the Company fully vested the shares as part of the termination of the executive officers’ employment agreements.  Under the provisions of SFAS No. 123(R), the Company recorded $637,500 of stock-based compensation for the nine month period ended September 30, 2008, with $450,000 and $187,500 included in general and administrative expenses and in research and development costs, respectively.

At September 30, 2008, warrants to purchase 7,969,193 shares of common stock are outstanding.

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

Under the provisions of SFAS No. 123(R), the Company recorded $54,016 and $65,923 of stock-based compensation for the three month periods ended September 30, 2008 and 2007, respectively, with $54,016 and $45,902 included in general and administrative expenses and $0 and $20,021 included in research and development costs, respectively.  The Company recorded $159,724 and $220,663 of stock-based compensation for the nine month periods ended September 30, 2008 and 2007, respectively, with $159,724 and $137,706 included in general and administrative expenses and $0 and $82,957 included in research and development costs, respectively.  As of September 30, 2008, the unrecognized stock-based  compensation cost related to non-vested stock awards was $119,854.  This amount will be recognized in operations over a weighted average period of 11 months.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

4. Stock Plans (Continued)	The following table summarizes the Company’s stock option information as of and for the nine month period ended September 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2007	2,467,500	$ 0.78
Options granted	180,000	$ 0.53
Options expired	(1,002,500)	$ 0.72
Outstanding at September 30, 2008	1,645,000	$ 0.79	6.5	$0
Exercisable at September 30, 2008	1,150,000	$ 0.80	5.7	$0
(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the option exercise price.

No stock options were granted during the three month periods ended September 30, 2008 and 2007.  For the nine month periods ended September 30, 2008 and 2007, the Company granted options for 180,000 and 30,000 shares exercisable between $0.50 and $0.90 per share.  The weighted-average grant date fair value of stock options granted during the nine month periods ended September 30, 2008 and 2007 was $0.39 and $0.72 per share, respectively.  No stock options were exercised during the nine month periods ended September 30, 2008 or 2007.

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

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

4. Stock Plans (Continued)
The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.  Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options.  The risk-free interest rate is the U.S. Treasury Strips rate on the date of grant.  The expected life was calculated using the method outlined in SEC Staff Accounting Bulletin Topic 14.D.2, “Expected Terms,” as the Company’s historical experience does not provide a reasonable basis for the expected term of the option.  Based on the recent history and current expectations, the Company has not adjusted the calculated value of the options for the nine month periods ended September 30, 2008 to reflect a forfeiture rate.

5. Loss Per Share
The Company’s basic and diluted net loss per share of common stock for the three and nine month periods ended September 30, 2008 and 2007 is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

The following table summarizes securities that were outstanding as of September 30, 2008 and 2007 but not included in the calculation of diluted net loss per share because such shares are antidilutive:

September 30,	2008	2007

Stock options	1,645,000	2,527,500
Stock warrants	7,929,193	5,257,806

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

Since 2000, we have concentrated our product development efforts on the proposed product application for the treatment of fibrocystic breast disease.  On April 10, 2008, we announced negative results of a Phase III clinical trial designed to evaluate the effectiveness of IoGen™ for the treatment of moderate to severe cyclic pain associated with fibrocystic breast disease.  Based on the results of this study, our ability to proceed with the clinical development of IoGen will be significantly limited.  Based on our limited resources, we will be evaluating our ability to continue operations.  We have adequate resources to continue operations through December 2008.  In light of these clinical results, it will be difficult for the Company to raise additional resources.  If we cannot secure additional resources before existing resources are exhausted, we will have to curtail or cease operations.

Going Concern

Our financial statements for the year ended December 31, 2007 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern.  We had a net loss of $3,748,473 and $1,536,209 and negative cash flows from operations of $3,135,632 and $880,507 for the year ended December 31, 2007 and nine months ended September 30, 2008, respectively.  At December 31, 2007 and September 30, 2008, we also had an accumulated deficit of $19,607,008 and $21,143,217, respectively.  On September 30, 2008 we had working capital of $42,540.  These factors raise substantial doubt as to our ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to receive continued financial support from the Company’s creditors, stockholders and external investors.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize the Company’s assets and discharge our liabilities in other than the normal course of operations.  In December 2006 and January 2007, Symbollon raised net aggregate proceeds of $2,368,038 in a private placement of 3,213,632 shares of its Class A common stock and 2,410,224 warrants.  From September 2007 through December 2007, Symbollon raised net aggregate proceeds of $1,704,350 in a private placement of 2,573,086 shares of its Class A common stock and a like number of warrants.  Management is pursuing equity and debt financing from external investors and considering other strategic alternatives for the Company.  Obtaining additional financing will be particularly difficult in light of the negative results of the Company’s Phase III IoGen trials.  Management is also taking steps to sell IoGen as a dietary supplement and to reduce the Company’s expenses.

Management believes that its current resources will enable the Company to sustain operations through December 2008.  Operations subsequent to December 30, 2008 are dependent upon obtaining additional financing, reducing expenses and/or pursuing other strategic alternatives.  However, there can be no assurance that management's efforts will be successful.  Failure to obtain the support of additional external investors to finance the Company’s operations will cause us to curtail or cease operations and impair the Company’s ability to continue as a going concern.

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

Results of Operations

Symbollon's net loss for the three-month period ended September 30, 2008 was $157,472, reflecting a decrease of $509,969 from a net loss of $667,441 in the comparable 2007 period.  Symbollon's net loss for the nine-month period ended September 30, 2008 was $1,536,209, reflecting a decrease of $1,601,856 from a net loss of $3,138,065 in the comparable 2007 period.  The decreased loss for such period resulted primarily from decreased clinical development expenses related to the clinical trials of IoGen, employee compensation and investor relations expenses, partially offset by increased stock-based compensation.  We expect to continue to incur operating losses for the foreseeable future.

Research and development expenses for the three-month period ended September 30, 2008 were $9,442, reflecting a decrease of $464,212 from the research and development expenses in the comparable 2007 period.  Research and development expenses for the nine-month period ended September 30, 2008 were $487,050, reflecting a decrease of $1,842,965 from the research and development expenses in the comparable 2007 period.  The decrease resulted primarily from decreased clinical trial expenses associated with the ongoing Phase III human study for IoGen and employee compensation, partially offset by increased stock-based compensation.  Since the clinical development of IoGen will be discontinued and our research staff has been reduced, we anticipate that our research and development expenses remain at current levels over the remainder of 2008.

General and administrative expenses for the three-month period ended September 30, 2008 were $149,667, reflecting an decrease of $46,119 from the general and administrative expenses in the comparable 2007 period.  General and administrative expenses for the nine-month period ended September 30, 2008 were $1,059,454, reflecting an increase of $225,278 from the general and administrative expenses in the comparable 2007 period.  The changes in the general and administrative expenses was primarily due to increased stock-based compensation due to early vesting  of restricted shares, partially offset by decreased investor relations expenses.  We anticipate that general and administrative expenses will remain at current levels over the remainder of 2008.

Our interest income for the three-month period ended September 30, 2008 was $1,637, reflecting a decrease of $362 from the interest income in the comparable 2007 period.  Our interest income for the nine-month period ended September 30, 2008 was $10,295, reflecting a decrease of $15,831 from the interest income in the comparable 2007 period.  The decrease resulted from a decrease in available funds for investment and in interest rates available on invested funds.

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

During 2008, we continued to incur operating losses and have incurred a cumulative loss through September 30, 2008 of $21,143,217.  We also continue to have negative cash flow from operations of $880,507 for the nine months ended September 30, 2008.  As of September 30, 2008, we had working capital of $42,540.  We believe that we have the necessary liquidity and capital resources to sustain planned operations through the end of 2008.  Based on the negative results of the Phase III IoGen clinical trial, we have ceased the clinical development of IoGen.  Unless we are able to secure additional resources to sustain our operations, we will have to cease operations.  We may not, however, be able to raise such funding on acceptable terms, or at all.  Any funding we do raise may be dilutive to existing stockholders.  If we cannot secure additional resources before existing resources are exhausted, which is estimated to occur at the end of 2008, we will have to curtail or cease operations.

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

During the remainder of 2008, we are committed to pay approximately $10,800 for lease payments on our facilities.  Our sole employee is currently employed on a month-to-month basis at $18,000 per month.  We have no other material capital expenditures planned during fiscal 2008.  At December 31, 2007, we had a net operating loss carryforward for federal income tax purposes of approximately $17,964,000 expiring at various dates through 2027 (from which, however, we may never receive a benefit).

Item 3.  Quantitative an Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008.  Based upon that evaluation, in light of the issue discussed in Management’s Annual Report on Internal Control over Financial Reporting in our Annual Report on Form 10-KSB for the year ended December 31, 2007 and referenced below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The material weakness in our internal control over financial reporting described in our Annual Report on Form 10-KSB for the year ended December 31, 2007 (absence of adequate segregation of duties) continues unremediated, due to our limited resources and employees.

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

SYMBOLLON PHARMACEUTICALS, INC.

Date: November 14, 2008	By: /s/ Paul C. Desjourdy____________________
Paul C. Desjourdy, President/CEO/CFO
and authorized signatory

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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