Form 10-K
period 2008-12-31
SYMBOLLON CORP
filed 2009-03-30
CIK 912086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)

[ x ]   ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

 (508) 620-7676
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None
(Title of class)

Securities registered under Section 12(g) of the Exchange Act:

Class A Common Stock, $.001 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  No ☒

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large-accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  No ☒

As of June 30, 2008, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the issuer was approximately $577,125 based upon the closing price of such stock on that date.

As of March 27, 2009, 16,473,340 shares of Class A Common Stock of the issuer were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Special Note Regarding Forward Looking Statements

In addition to the historical information contained herein, this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements concerning plans, objectives, goals, strategies, prospects, financial needs, future performance and future costs and expenditures. Such statements may be identified or qualified, without limitation, by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance, achievements and results may differ materially from those expressed, projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed in the section "Risk Factors" in this Annual Report on Form 10-K. The forward-looking statements contained herein represent the Company's judgment as of the date of this Annual Report on Form 10-K, and we caution readers not to place undue reliance on such statements.

PART I

Item 1.  Business

General Background

We are engaged in development and commercialization of proprietary iodine-based agents and antimicrobials (collectively referred to as "applications").  We are a Delaware corporation incorporated in August 1993 and is the successor by merger to a Massachusetts corporation incorporated in May 1991, which was the successor by merger to an Illinois corporation, which was incorporated in July 1986.  Following stockholder approval at the 2001 Annual Meeting of Stockholders, we changed our name from Symbollon Corporation to our current name.

Recent Developments

Sale/License to BioCide Pharma, Inc.

On December 8, 2008, we signed a sale/license agreement with BioCide Pharma, Inc. covering upper respiratory tract products based on our proprietary iodine-based technology.  Under the agreement, we will transfer ownership of our patent application covering use of our technology in the upper respiratory tract.  As partial consideration under the agreement, we will receive an equity position in BioCide equal to 50% ownership of the company.

Under the terms of the agreement, BioCide will receive ownership of our patent application covering use of our technology in the upper respiratory tract and obtain an exclusive license to our other iodine-based technology for use in the field.  As partial consideration for the transfer, BioCide issued 625,000 shares of its common stock which represents 50% of BioCide’s outstanding equity.  Additionally, BioCide agreed to assume all of our outstanding patent fees and expenses (approximately $18,000) related to the patent application.  Under the agreement, BioCide is required to raise $250,000 in equity during 2009 and an aggregate of $1,250,000 by the end of 2010.  So long as we retain at least a 10% ownership position in BioCide, we have the right to appoint one member of the BioCide’s board of directors.  James Richards, a director of Symbollon, and Paul Desjourdy, an officer and director of Symbollon, own the remaining outstanding equity of BioCide.  Messrs. Richards and Desjourdy are also officers and directors of BioCide.  As part of the transaction, Mr. Richards agreed to loan BioCide $50,000 in order for BioCide to cover currently due patent prosecution expenses related to the transferred patent application.

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

Product Development

Since 2000, we have concentrated our product development efforts on the proposed product application for the treatment of fibrocystic breast disease.  We spent approximately $586,000 and $2,805,000 on research and development during the years ended December 31, 2008 and 2007, respectively.  In March 2008, we discontinued clinical development of the proposed product, IoGen, and decided to commercialize IoGen as a dietary supplement to promote breast health.  We launched commercial sale of IoGen in November 2008 through our web site www.BuyIoGen.com.  Since we do not have adequate cash reserves to market the product, we are currently seeking to broaden product sales through third party distributors.

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

Women’s Healthcare

We have developed an oral dosage form of our technology which generates molecular iodine in situ in the stomach of the patient.  We refer to this tablet as IoGen™.  In March 2008, we completed a Phase III clinical trial designed to evaluate the effectiveness of IoGen for the treatment of moderate to severe cyclic pain associated with fibrocystic breast disease.  In the study, patients were dosed once a day for up to six months with either a 6-mg IoGen tablet or placebo.  There was no statistically significant difference between the treatment groups on the primary endpoint of pain reduction.  The findings demonstrated equivalence between the active 6-mg IoGen formulation and the placebo in achieving the primary efficacy endpoint.   The data also showed no statistically significant difference between the two groups in achieving the secondary efficacy endpoint of fibrosis reduction.  The overall incidence rates of treatment-related adverse events, serious adverse events or adverse events leading to discontinuation were generally similar between treatment groups.

The study randomized 142 patients.  Of this group, 61 patients were included in the IoGen intent-to-treat group and 65 patients in the placebo intent-to-treat group.  IoGen was clinically successful in achieving the primary efficacy endpoint of pain reduction in 34 of 61 (56%) patients, compared to positive responders in the placebo group of 38 of 65 (58%) patients.  IoGen was successful in achieving the secondary endpoint of at least 25% reduction of fibrosis in 38 of 54 (71%) patients, compared to positive responders in the placebo group of 39 of 61 (64%) patients.

Based on the results of the Phase III IoGen study, we determined that the best path to commercialization of IoGen was to launch the product as a dietary supplement.  We initiated sales of IoGen in November 2008 through our online web site.

Other Potential Applications

We believe that our technology has potential applications in the development of a variety of human healthcare and other products such as dermatology, topical anti-infectives, oral care and hygiene products, wound care applications, and as a preventive for urinary tract infection.  Given our limited resources, we will not be to fund the development and commercialization of such applications until, if ever, we are able to raise additional funding.

Manufacturing and Supplies

The development and manufacture of our products are subject to good laboratory practices (“GLP”), current good manufacturing practices (“cGMP”) and the manufacturing standards applicable to dietary supplements as prescribed by the FDA and to other standards prescribed by the appropriate regulatory agency in the country of use.  We do not have in-house manufacturing capacity.  See “Description of Property.”  IoGen is manufactured by a third party contract manufacturer qualified to manufacture dietary supplements.

We do not presently have FDA certified facilities capable of producing quantities of human products required for clinical trials or commercial production.  We will need to rely on collaborators, licensees or contract manufacturers to produce such materials.  There can be no assurance that we will be able to obtain an adequate supply of our product from a third party manufacturer, or that if such a supply can be obtained, that it will comply with GLP and cGMP, as applicable.

We believe that there are adequate sources of the raw materials required for commercial production and testing purposes.  We have been and expect to continue to be able to obtain all materials needed for these purposes without any significant interruption or sudden price increase, although there can be no assurance thereof.

Marketing and Distribution

We are currently marketing IoGen through our web site, www.BuyIoGen.com.  We are seeking to expand our marketing and distribution of IoGen through others having pre-established marketing and distribution networks pursuant to contractual arrangements such as joint venture, licensing, distribution or similar collaborative agreements.

If we are able to develop any other products, we intend to market and distribute our potential products through others having pre-established marketing and distribution networks pursuant to contractual arrangements such as joint venture, licensing, distribution or similar collaborative agreements.  The principal markets for the potential pharmaceutical and healthcare products include hospitals, medical offices, dental offices, dialysis centers, outpatient clinics and nursing homes.  The principal markets for the potential over-the-counter products include the internet, medical offices, dental offices and retail stores.

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

Patents and Proprietary Rights

We consider patent protection of our iodine technology to be critical to our business prospects.  We currently hold twenty patents and two patent applications in the United States relating to our technology.  In addition, we hold patents and have filed a number of patent applications relating to our technology in foreign countries.

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

There are several companies that market high dose iodine base dietary supplement.  Optimax Corporation, Torrance, California, sells a high potency iodine supplement.  Many, or all, of these companies have greater resources than us and these competitive products could adversely affect our ability to successful market IoGen.

Employees

As of December 31, 2008, we have 1 full time employee.  We have relationships with and from time to time engage the services of university professors and other qualified consultants to assist us in technological research and development.  Our employee is not currently represented by a labor union.  We believe that our future success is dependent to a significant degree on our being able to continue to attract and retain skilled personnel.

Executive Officers

Our executive officers are:

Name	Age	Position with the Company

Paul C. Desjourdy	47	President, Chief Executive Officer,
		Chief Financial Officer, General
		Counsel, Treasurer and Director

Certain biographical information regarding our executive officer of the Company is set forth below:

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

Item 1A.                      Risk Factors

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

RISKS ABOUT OUR BUSINESS

Our ability to continue as a “going concern” is uncertain

Our financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Report of our Independent Registered Public Accountants included herein contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.  We do not have adequate cash resources to continue our base operations in 2009.  The notes to our financial statements address management’s plans to address our ability to continue as a going concern.  We cannot assure you that our business plans will be successful in addressing these issues.  If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in our common stock.  Our ability to obtain additional funding will determine our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We lack the resources to continue our operations and need to raise funds and increase sales

At December 31, 2008, we had a working capital deficit of $58,189.  We have incurred a cumulative operating loss of $21,391,113 through December 31, 2008.  Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop IoGen and other potential product formulations, and from the associated administrative and patent costs.  We do not have enough cash to pay our currently due debts.  While we have reduced our expenditures for 2009 by ceasing the clinical development of IoGen, cutting payroll and other administrative expenses, we expect to incur additional operating losses during 2009.  In order to continue operations in 2009 we need to raise additional funding and increase sales of IoGen.  If we fail to achieve profitable operations, raise additional funding to cover losses and pay existing debts, we will not be able to sustain operations and will go out of business.

Our common stock is currently traded on the OTC Bulletin Board, is thinly traded, and is subject to the “penny stock rules.”  There is very little market support for our common stock.  So long as these conditions exist, future financings will continue to be difficult.  This could impact the terms and conditions upon which we are able to sell securities and raise funds.  In light of the lack of support for our common stock price, any funds raised through equity financing would likely be at below market and dilutive to our existing stockholders.  If adequate funds are not available, we would be forced to cease operations.  We cannot assure you that we will be able to raise the necessary financing on acceptable terms, or at all, or succeed in increasing sales of IoGen.  As indicated above, our independent registered public accountant’s report on our financial statements includes a “going concern” qualification.

Sales from our only product have been limited

Our only source of product revenue is IoGen, our dietary supplement for the promotion of breast health.  We launched commercial sales of IoGen in November 2008.  Through December 31, 2008, we have only $391 in product sales.  We do not currently have the resources to market the product, so it will be difficult to increase sales.  We are exploring relationships with distributors and other wholesale marketing networks to expand sales of IoGen.  Unless we are able to fund marketing to support sales of IoGen or enter into distribution relationships for IoGen, we will not be able to increase sales of IoGen.

We lack the resources to conduct the necessary clinical trials required prior to commercial sales of our potential drugs

Any drug candidates we develop will require significant additional research and development efforts, including extensive preclinical (animal and in vitro data) and clinical testing and regulatory approval, prior to commercial sale.  We do not have any active drug development efforts ongoing.  Our ability to conduct the necessary clinical trials  for potential drugs depends on our generating the resources required to pay for this from future revenues, financings or licensing or collaboration relationships.  We may not be able to generate the necessary financial resources or enter into the necessary relationships.

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

There are a number of competitive products which will impact the potential market opportunity for IoGen

We are aware of a number of products currently marketed as high potency iodine dietary supplements.  While these products are not labeled to promote breast health, some of these products are used for that purpose.  These products have significantly greater distribution networks established.  These competitive products will limit the potential market opportunity for IoGen.

We may be sued for product liability in the future and our liability insurance may not be adequate to cover the situation

We may be held liable if any product we sell, or any product which is made with the use of any of our technologies, causes injury or is found otherwise defective during product testing, manufacturing, marketing or sale.  Although we have product liability insurance, we may not have insurance coverage sufficient in amount and scope against potential liabilities or the claims may be excluded from coverage under the terms of the policy.  Our liability could exceed our total assets.  Further, product liability insurance is becoming increasingly expensive. As a result, we may not be able to obtain sufficient amounts of insurance coverage, obtain additional insurance when needed, or obtain insurance at a reasonable cost, which could prevent or inhibit the commercialization of our products or technology.  Any claims against us, regardless of their merit or eventual outcome, could have a serious and adverse effect upon our business.

We have no marketing experience within our company

We currently sell IoGen directly to the market through our online web site, www.BuyIoGen.com.  We have no marketing experience within our company.  We need significant additional resources to market the product.  Unless we raise additional funds or form new distribution relationships, we will have difficulty increasing IoGen sales.

We depend on our executive officer for our future success; his loss could adversely effect our ability to succeed

As of December 31, 2008, we have only one employee.  Our success depends to a significant extent on the performance and continued service of our executive officer, our Chief Executive Officer, President and Chief Financial Officer, Mr. Paul C. Desjourdy.  The loss of the services of our executive officer would disrupt our operations and would adversely effect our efforts to commercialize new products while we worked to replace the employee.  We do not maintain "key man" life insurance on our employee.  As a result, if our employee were to die or become unable to provide services for us, our operations would be disrupted and we would have no means of recovering any resulting losses.

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

We may never receive a benefit from our net operating losses

We have not recognized any benefit from the future use of existing NOL carryforwards.  We have not recognized any such benefit because our evaluation of all the available evidence does not indicate that it is more likely than not that we will generate sufficient future taxable income to realize such benefit.  We had federal income tax NOL carryforwards of approximately $18 million at December 31, 2008.  Starting in 2008, a portion of our NOL carryforwards will expire each year to the extent they have not been used to reduce taxable income prior to such time.  Our ability to use our NOL carryforwards to reduce taxable income is dependent upon, among other things, our not experiencing an "ownership change" of more than 50 percent during any three-year testing period as defined in the Internal Revenue Code.  While we have not made the necessary determination, we likely have experienced an ownership change in the past, and, if not, could very likely experience an ownership change from future sales of our securities.  If we have, or if we do, experience an ownership change of more than 50 percent as defined in the Internal Revenue Code, it could substantially limit the availability of our NOL carryforwards.

Compliance with new requirements under Section 404 of the Sarbanes-Oxley Act of 2002 may increase our costs and has indicated a material weakness in our internal controls

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in this annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2008.  Furthermore, beginning with our year ended December 31, 2009 our independent registered public accounting firm will be required to attest to whether it believes we have maintained, in all material respects, effective internal control over financial reporting.  We have and expect to continue to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

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

Item 2.  Description of Property

We lease approximately 5,400 square feet of office, research and development and manufacturing space in Framingham, Massachusetts for a current base annual rental of approximately $43,650 increasing $0.25 per square foot each year effective September 1.  The lease expires on August 31, 2012.  As of December 31, 2008, future minimum payments under our non-cancellable operating lease total $166,500.  We believe that this space is suitable and adequate for our current needs.

Item 3.  Legal Proceedings

We are not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Securities

Our Class A Common Stock trades on the OTC Bulletin Board under the symbol “SYMBA.OB.”  There can be no assurance that we will continue to be traded on the OTC Bulletin Board.  The following sets forth the high and low sales prices for the Class A Common Stock for each of the quarterly periods during fiscal 2008 and 2007, as reported by the OTC Bulletin Board.

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low

First quarter	$ 0.90	$ 0.46	$ 1.25	$ 0.81
Second quarter	0.80	0.03	1.09	0.80
Third quarter	0.04	0.02	1.09	0.75
Fourth quarter	0.03	0.01	0.94	0.57

There are no outstanding shares of our Class B Common Stock.

Approximate Number of Equity Security Holders

Based upon information supplied by our transfer agent, we believe that there were over 400 record holders of our Class A Common Stock as of March 21, 2008.  Based upon information supplied by our transfer agent, we believe that the number of beneficial holders of the Company's Class A Common Stock as of March 30, 2009 is in excess of 1,000.

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

On February 7, 2008, we issued 900,000 and 375,000 restricted shares to its executive officers, Merrs. Desjourdy and Kessler, respectively.  The shares were initially to vest one-third each of the next three anniversaries of the grant date.  On May 16, 2008, the Company fully vested the shares as part of the termination of the executive officers’ employment agreements.  The securities were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

Item 6.  Selected Financial Data

Not applicable.

Item 7.                        Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion contains forward-looking statements which involve risks and uncertainties.  See “Special Note Regarding Forward Looking Statements” and “Risk Factors” above in this Annual Report on Form 10-K.

Overview

We are a specialty pharmaceutical company.  We have a formulation iodine-based proprietary technology that has potential product applications in the areas of infection control and women’s healthcare.  In 1995, we launched our first commercial product, IodoZyme.  It generated approximately $2.8 million in sales.  IodoZyme is no longer being sold by our marketing partner.

Since 2000, we have concentrated our product development efforts on the proposed product application for the treatment of fibrocystic breast disease.  In March 2008, we discontinued clinical development of the proposed product, IoGen, and decided to commercialize IoGen as a dietary supplement to promote breast health.  We launched commercial sale of IoGen in November 2008.  We do not have adequate cash reserves to continue base operations in 2009.  In order for us to continue our operations, we must raise additional resources or increase sales of IoGen.  If we cannot secure additional resources or adequately increase sales of IoGen before existing resources are exhausted, we will have to cease operations.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern.  We had net losses of $1,784,105 and $3,748,473 and negative cash flows from operations of $1,019,600 and $3,135,632 for the years ended December 31, 2008 and 2007, respectively.  At December 31, 2008, we had an accumulated deficit of $21,391,113 and a negative working capital of $58,189.  We do not  have adequate cash resources to continue our base operations in 2009.  These factors raise substantial doubt as to our ability to continue as a going concern.

The application of the going concern concept is dependent upon the Company’s ability to receive continued financial support from the Company’s creditors, stockholders and external investors and to increase sales of IoGen, our dietary supplement marketing to promote breast health for women.  Management is actively seeking equity and debt financing from external investors, and is attempting to increase sales of IoGen.  The Company is also pursuing other strategic options, including possible sales or licenses of its technology or a sale or merger of the Company.  There can be no assurance that management's efforts will be successful.  Failure to either obtain the support of additional external investors to finance the Company’s operations, increase sales of IoGen or execute our other strategic options will cause us to cease operations in the near future.

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

Results of Operations

Fiscal 2008 versus Fiscal 2007

Symbollon's net loss in fiscal 2008 was $1,784,105, reflecting a decrease of $1,964,368 or 52.4% from a net loss of $3,748,473 in fiscal 2007.  This decreased loss resulted primarily from decreased clinical development expenses related to IoGen, consulting related expenses and investor relations expenses, partially offset by increased compensation related to equity grants.

Product revenues from sales of IoGen (our dietary supplement for breast health) were $391 in fiscal 2008.  IoGen was launched for commercial sale in November 2008, and thus, there were no product revenues from sales of IoGen in fiscal 2007.  Cost of goods sold for IoGen were $740 in fiscal 2008.

Research and development expenses decreased by $2,219,635 or 79.1% from $2,805,163 in fiscal 2007 to $585,528 in fiscal 2008.  The decrease resulted primarily from decreased clinical trial expenses associated with IoGen.  We ceased the clinical development of IoGen in March 2008 after an unsuccessful Phase III trial outcome.  We anticipate that our research and development expenses will continue to decrease in 2009 as no further research and development efforts are planned due to financial constraints.

General and administrative expenses increased by $232,547 or 23.8% from $976,805 in fiscal 2007 to $1,209,352 in fiscal 2008.  The increase resulted primarily from increased compensation related to equity grants.  We anticipate that general and administrative expenses will decrease in 2009 due to financial constraints.

The Company’s interest income decreased by $22,371 or 66.8% from $33,495 in fiscal 2007 to $11,124 in fiscal 2008.  This decrease resulted from a decrease in cash balances available for investment throughout 2008.

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

During 2008, we continued to incur operating losses and have incurred a cumulative loss through December 31, 2008 of $21,391,113.  We also continue to have negative cash flow from operations of $1,019,600 for the year ended December 31, 2008.  As of December 31, 2008, we had negative working capital of $58,189.  We do not have the necessary liquidity and capital resources to sustain planned operations in 2009.  We are actively seeking equity and debt financing from external investors, and are attempting to increase sales of IoGen. Any funding we do raise may be dilutive to existing stockholders.   We are also pursuing other strategic options, including possible sales or licenses of our technology or a sale or merger.  There can be no assurance that our efforts will be successful.  Failure to either obtain the support of additional external investors to finance the Company’s operations, increase sales of IoGen or execute our other strategic options will cause us to cease operations in the near future.

The report of our independent registered public accountants  on our financial statements for the years ended December 31, 2008 and 2007 contains an explanatory paragraph, which indicates that we have incurred recurring losses and negative cash flows from operations that raises substantial doubt about our ability to continue as a going concern.  This report is not viewed favorably by analysts or investors and may make it more difficult for us to raise additional debt or equity financing needed to continue our operations.

During 2009, we are committed to pay on a month-by-month basis $18,000 as compensation to our current executive officer and approximately $43,650 for lease payments on our facilities.  We have no other material capital expenditures planned during fiscal 2009.  At December 31, 2008, we had a net operating loss carryforward for federal income tax purposes of approximately $18,171,000 expiring at various dates through 2028 (from which, however, we may never receive a benefit).

Off Balance Sheet Arrangements

None.

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risks

None.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Symbollon Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Symbollon Pharmaceuticals, Inc., as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Symbollon Pharmaceuticals, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Vitale, Caturano & Company, P.C.

March 30, 2009
Boston, Massachusetts

Symbollon Pharmaceuticals, Inc.

Balance Sheets

	December 31,
	2008	2007

Assets

Current assets:
Cash and cash equivalents	$66,242	$1,102,381
Inventory	30,085	-
Prepaid expenses	21,263	32,954

Total current assets	117,590	1,135,335

Equipment and leasehold improvements, net of
accumulated depreciation and amortization	1,627	2,760

Other assets:
Equity Investments (Notes 2 and 10)	-	-
Patent and trademark costs, net of accumulated
amortization	206,216	302,412
Deposit	2,364	2,364

	$327,797	$1,442,871

Symbollon Pharmaceuticals, Inc.

Balance Sheets
(Continued)

	December 31,
	2008	2007

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$63,014	$30,017
Accrued clinical development expenses	112,765	335,628
Other current liabilities	-	23,143

Total current liabilities	175,779	388,788

Commitments (Notes 6, 7 and 10)

Stockholders’ equity:
Common stock, Class A, par value $.001 per share, 93,750,000 shares authorized, 16,473,340 and 15,158,340 shares issued and outstanding
as of December 31, 2008 and 2007, respectively	16,473	15,158
Convertible common stock, Class B, par value $.001
per share, 1,250,000 shares authorized and unissued	-	-
Preferred stock, par value $.001 per share, 5,000,000 shares
authorized and unissued	-	-
Additional paid-in capital	21,526,658	20,645,933
Accumulated deficit	(21,391,113)	(19,607,008)

Total stockholders' equity	152,018	1,054,083

	$327,797	$1,442,871

See accompanying notes to financial statements.

Symbollon Pharmaceuticals, Inc.

Statements of Operations

	Year Ended December 31,
	2008	2007

Revenue:
Net product sales	$391	$-

Total revenues	391	-

Operating expenses:
Cost of goods sold	$740	$-
Research and development costs	585,528	2,805,163
General and administrative expenses	1,209,352	976,805

Total operating expenses	1,795,620	3,781,968

Loss from operations	(1,795,229)	(3,781,968)

Interest income	11,124	33,495

Net loss	$(1,784,105)	$(3,748,473)

Basic and diluted net loss per share of
common stock	$(0.11)	$(0.29)

Weighted average number of common shares
outstanding - basic and diluted	16,342,589	13,121,712

See accompanying notes to financial statements.

Symbollon Pharmaceuticals, Inc.

Statements of Stockholders’ Equity

	Common Stock
	$.001 Par Value		Additional
	Class A		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2006	12,476,041	$12,476	$18,419,779	$(15,858,535)	$2,573,720
Issuance of Shares – Warrant Exercise	15,385	15	9,985	-	10,000
Issuance of Shares – Sale of Stock and Warrants	2,616,914	2,617	1,735,995	-	1,738,612
Issuance of Shares – Consultants	50,000	50	44,950	-	45,000
Stock Based Compensation			435,224	-	435,224
Net loss for the year				(3,748,473)	(3,748,473)

Balance, December 31, 2007	15,158,340	15,158	$20,645,933	$(19,607,008)	$1,054,083
Issuance of Shares – Executive Stock Grant	1,275,000	1,275	636,225	-	637,500
Issuance of Shares – Consultants	40,000	40	30,760	-	30,800
Stock Based Compensation			213,740	-	213,740
Net loss for the year				(1,784,105)	(1,784,105)

Balance, December 31, 2008	16,473,340	$16,473	$21,526,658	$(21,391,113)	$152,018

See accompanying notes to financial statements.

Symbollon Pharmaceuticals, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2008	2007
Cash flows from operating activities:

Net loss	$(1,784,105)	$(3,748,473)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock-based compensation	851,240	435,224
Issuance of securities for services rendered	30,800	45,000
Depreciation and amortization	35,236	39,114
Loss on impairment of patents	78,632	-
Changes in operating assets and liabilities:
Inventory	(30,085)	-
Prepaid expenses	11,691	6,565
Accounts payable and other current liabilities	(213,009)	86,938
Net cash used in operating activities	(1,019,600)	(3,135,632)

Cash flows from investing activities:

Patent and trademark cost additions	(16,539)	(32,580)
Net cash used in investing activities	(16,539)	(32,580)

Cash flows from financing activities:

Issuance of common stock and warrants	-	1,748,612
Net cash provided by financing activities	-	1,748,612

Net decrease in cash and cash equivalents	(1,036,139)	(1,419,600)

Cash and cash equivalents, beginning of period	1,102,381	2,521,981

Cash and cash equivalents, end of period	$66,242	$1,102,381
There were no payments made for interest or income taxes during 2008 or 2007.
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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern.  The Company had net losses of $1,784,105 and $3,748,473 and negative cash flows from operations of $1,019,600 and $3,135,632 for the years ended December 31, 2008 and 2007, respectively.  At December 31, 2008, the Company had an accumulated deficit of $21,391,113 and negative working capital of $58,189.  The Company does not  have adequate cash resources to continue our base operations.  These factors raise substantial doubt about the company’s ability to continue as a going concern in 2009. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize the Company’s assets and discharge our liabilities in other than the normal course of operations.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to receive continued financial support from the Company’s creditors, stockholders and external investors and to increase sales of IoGen, our dietary supplement marketed to promote breast health for women.  Management is actively seeking equity and debt financing from external investors, and is attempting to increase sales of IoGen.  The Company is also pursuing other strategic options, including possible sales or licenses of its technology or a sale or merger of the Company.  In December 2008, the Company transferred certain intellectual property in exchange for an equity stake in BioCide Pharma, Inc., a start-up company, and the assumption of approximately $18,000 in debt (see footnote 10 below). Failure to either obtain the support of additional external investors to finance the Company’s operations, increase sales of IoGen or execute our other strategic options will cause us to cease operations in the near future.

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
Concentration of Credit Risks
In 2008, the Company launched IoGen as a dietary supplement for the promotion of female breast health.  Currently, the Company is selling IoGen through its website, www.BuyIoGen.com.  Purchases of IoGen are made through credit card transactions.  The Company had no accounts receivables as of December 31, 2008.

Inventory	Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.
Long-Lived Assets
Long-lived assets, such as intangible assets and property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, the related assets are written down to fair value.  In 2008, the Company wrote off $78,632 of impaired patent costs.  The Company does not believe that any of its other long-lived assets are impaired at December 31, 2008 or 2007.

Depreciation and Amortization
Equipment is stated at cost and is depreciated over its estimated useful life (ranging from 5-7 years) using the straight-line method.  Leasehold improvements are stated at cost and were amortized by the straight-line method over the 10 year term of the Company’s original lease for its offices which represents their estimated useful lives.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

2. Summary of Significant Accounting Policies (Continued)
Intangible Assets
Intangible assets subject to amortization consist of patents and trademarks that have estimated useful lives ranging from 9-17 years and a weighted average remaining useful life of 7.7 years.  Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is rejected or there are other circumstances that indicate that the asset is impaired (as described above).

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
Equity Investment
On December 8, 2008, the Company acquired 625,000 shares of common stock in BioCide Pharma, Inc., a start-up venture, in exchange for a transfer of certain patent rights and assumption of liabilities.  The Company will account for this investment on the equity method.  At December 31, 2008, the Company’s investment had no recorded value.

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

3. Equipment and Leasehold Improvements	Equipment and leasehold improvements are stated at cost and consist of the following:

December 31,	2008	2007

Equipment and fixtures	$ 161,610	$ 183,836
Leasehold improvements	63,146	63,146

	224,756	246,982

Less accumulated depreciation	223,129	244,222

Equipment and leasehold improvements, net	$ 1,627	$ 2,760

Depreciation expense for the years ended December 31, 2008 and 2007 totaled $1,133 and $6,705, respectively.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

4. Patent and Trademark Costs	Patent and trademark costs consist of the following:

December 31,	2008	2007

Patent costs	$ 314,910	$ 476,556
Trademark costs	2,444	2,444
	317,354	479,000
Less accumulated amortization	111,138	176,588
Patent and trademark cost, net	$ 206,216	$ 302,412

Amortization expense related to these assets is estimated to be approximately $23,421 per year in fiscal years 2009 through 2016.  Amortization expense for the years ended December 31, 2008 and 2007 totaled $34,103 and $32,409, respectively.

5. Stockholders’ Equity
Capital Stock
The Company has authorized 93,750,000 shares of Class A common stock, 1,250,000 shares of Class B common stock and 5,000,000 shares of preferred stock.  The Class A and Class B common stock are substantially identical except that holders of Class A common stock have the right to cast one vote for each share held and the Class B shareholders have the right to cast five votes for each share held.  As of December 31, 2008 and 2007, there were no shares of Class B common stock issued and outstanding.  The preferred stock may be issued in series, and shares of each series will have such rights and preferences as are fixed by the Company’s Board of Directors.  As of December 31, 2008 and 2007, there were no shares of preferred stock issued and outstanding.

Issuance of Common Stock and Common Stock Purchase Warrants
The Company accounts for certain of the shares and warrants issued for prepaid services under EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18).  Accordingly, the Company has recognized approximately $30,800 and $186,007 of expense related to these shares and warrants for the years ended December 31, 2008 and 2007, respectively, in the accompanying statement of operations.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

5. Stockholders’ Equity (Continued)
Issuance of Common Stock and Common Stock Purchase Warrants (Continued)
From December 2005 through March 2006, outstanding redeemable warrants covering 511,961 shares were exercised, netting the Company $332,775 in cash, and warrants covering 103,500 shares were exercised for consulting services to be rendered to the Company over a 12-month period  The Company accounts for these shares under EITF 96-18.  For the year ended December 31, 2007, the Company recorded an expense of $30,002 in general and administrative expenses in the accompanying statement of operations.  No expense related to these shares was recognized for the year ended December 31, 2008.  In connection with the exercise of the redeemable warrants, the Company issued 615,461 warrants entitling the holders thereof to purchase up to February 28, 2009 a share of Class A common stock at a price of sixty-five cents ($0.65) per share.  The fair value of the new warrants issued was estimated on the date of grant using the Black-Scholes option-pricing model to be $462,651 and was recorded as a cost of raising the related capital.  During February 2007, warrants for 15,385 shares were exercised, netting the Company $10,000 in cash.

On November 20, 2006, the Company entered into a services agreement with Thomas Bruderman.  In accordance with the services agreement, and as partial consideration for the services provided by the vendor, the Company agreed to issue 50,000 shares of Class A common stock in January 2007.  The Company accounts for these shares under EITF 96-18.  Accordingly, the Company has determined the fair value of the shares to be $45,000 which was recognized as an expense in general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2007.  No expense related to these shares was recognized for the year ended December 31, 2008.

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

On May 14, 2007 and May 18, 2007, the Company entered into services agreements with consultants.  In accordance with the services agreements, and as partial consideration for the services provided by the vendor, the Company agreed to issue warrants to purchase 200,000 shares of Class A common stock.  The Company accounts for these shares under EITF 96-18.  Accordingly, the Company has determined the fair value of the shares to be $111,005 which was recognized as an expense in general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2007.  No expense related to these warrants was recognized for the year ended December 31, 2008.

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

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

5. Stockholders’ Equity (Continued)
Issuance of Common Stock And Common Stock Purchase Warrants (Continued)
On January 18, 2008, the Company entered into a services agreement with The Number One Corporation.  In accordance with the services agreement, and as partial consideration for the services provided by the vendor, the Company agreed to issue 40,000 shares of Class A common stock upon execution of the agreement.  The Company accounts for these shares under EITF 96-18.  Accordingly, the Company has determined the fair value of the shares to be $30,800 which was recognized as an expense in general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2008.

On February 7, 2008, the Company issued 900,000 and 375,000 restricted shares to its executive officers, Merrs. Desjourdy and Kessler, respectively.  The shares were initially to vest one-third each of the next three anniversaries of the grant date.  On May 16, 2008, the Company fully vested the shares as part of the termination of the executive officers’ employment agreements.  Under the provisions of SFAS No. 123(R), the Company recorded $637,500 of stock-based compensation for the year ended December 31, 2008, with $450,000 and $187,500 included in general and administrative expenses and in research and development costs, respectively.

At December 31, 2008, warrants to purchase 7,879,193 shares of common stock are outstanding.

6. Stock Plans
The Company has adopted two stock plans:  a stock option plan and a nonemployee directors’ stock option plan.

The stock option plan provides for the grant of incentive stock options, nonqualified stock options and stock appreciation rights.  The stock option plan expired on August 4, 2008 with options to purchase 1,225,000 shares outstanding at December 31, 2008.  No future grants may be made under this plan.

On May 24, 2006 the Company adopted a 2006 nonemployee directors’ stock option plan that provides for the grant of nonstatutory stock options automatically on January 1 of each calendar year commencing on January 1, 2007.  The Company has reserved 500,000 shares for issuance under the plan.  Each outside director shall be granted an option to purchase 10,000 shares of Class A common stock at fair market value, vesting 50% on each of the first two anniversaries of the grant.  The nonemployee directors’ stock option plan expires on the first business day of 2017.  Under the this plan 440,000 shares are available for future grant.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

6. Stock Plans (Continued)
The Company issued stock options to its employees and outside directors pursuant to stockholder-approved stock option plans.  Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  Employee option awards generally vest over three years from the date of grant, and outside directors option awards generally vest over two years from the date of grant.  All option awards generally have 10-year contractual terms.  The Company attributes stock-based compensation cost to operations using the straight-line method over the applicable vesting period.

Under the provisions of SFAS No. 123(R), the Company recorded $213,740 and $294,217 of stock-based compensation for the year ended December 31, 2008 and 2007, respectively, with $213,740 and $183,608 included in general and administrative expenses and $0 and $110,609 included in research and development costs, respectively.  As of December 31, 2008 the unrecognized stock-based  compensation cost related to non-vested stock awards was $65,838.  This amount will be recognized in operations over a weighted average period of 12 months.

The following table summarizes the Company’s stock option information as of, and for the year ended December 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2007	2,467,500	$ 0.78
Options granted	180,000	$ 0.53
Options expired	(1,302,500)	$ 0.62
Outstanding at December 31, 2008	1,345,000	$ 0.90	7.9	$0
Exercisable at December 31, 2008	900,000	$ 0.99	7.7	$0
(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the option exercise price.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

6. Stock Plans (Continued)
For the years ended December 31, 2008 and 2007, the Company granted options for 180,000 and 30,000 shares exercisable between $0.50 and $0.90 per share.  The weighted-average grant date fair value of stock options granted during the years ended December 31, 2008 and 2007 was $0.39 and $0.72 per share, respectively.  No stock options were exercised during the years ended December 31, 2008 or 2007.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2008	2007

Weighted-average expected stock-price volatility	88%	97%

Weighted-average expected option life	6 years	6 years

Average risk-free interest rate	2.79-3.28%	4.76%

Average dividend yield	0.0%	0.0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.  Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options.  The risk-free interest rate is the U.S. Treasury Strips rate on the date of grant.  The expected life was calculated using the method outlined in SEC Staff Accounting Bulletin Topic 14.D.2, “Expected Terms,” as the Company’s historical experience does not provide a reasonable basis for the expected term of the option.  Based on the recent history and current expectations, the Company has not adjusted the calculated value of the options for the year ended December 31, 2008 to reflect a forfeiture rate.

All options outstanding at December 31, 2008 are categorized by the following ranges in the table below:

Share Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Number of Shares
$0.21 to $1.00	$0.83	7.9	1,240,000
$1.00 to $3.63	$1.80	4.3	105,000
			1,345,000

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

All options exercisable at December 31, 2008 are categorized by the following ranges in the table below:

Share Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Number of Shares
$0.21 to $1.00	$0.88	7.8	795,000
$1.00 to $3.63	$1.80	4.3	105,000
			900,000

The weighted-average fair value of options granted during the years ended December 31, 2008 and 2007 was $0.53 and $0.90 per share, respectively.
7. Loss Per Share
The Company’s basic and diluted net loss per share of common stock for the years ended December 31, 2008 and 2007 is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

The following table summarizes securities that were outstanding as of December 31, 2008 and 2007 but not included in the calculation of diluted net loss per share because such shares are antidilutive:

December 31,	2008	2007

Stock options	1,345,000	2,467,500
Stock warrants	7,879,193	7,969,193

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

8. Income Taxes
The following table summarizes the significant differences between the benefit that would be recognized under the United States federal statutory tax rate and the Company’s effective tax rate for financial statement purposes:

December 31,	2008	2007

United States statutory tax rate	34%	34%
State taxes, net of United States
federal tax benefit	6%	6%

Valuation allowance provided against net
operating loss carry forwards and tax credits	(40%)	(40%)

Effective tax rate	- %	- %

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.  Deferred tax assets are comprised of the following:

December 31,	2008	2007

Tax credit carryforwards	$ 685,000	$ 680,000
Net operating loss carryforwards	7,268,000	7,186,000

Gross deferred tax asset	7,953,000	7,866,000

Deferred tax assets valuation
allowance	(7,953,000)	(7,866,000)

Net deferred tax assets	$ -	$ -

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

8. Income Taxes (Continued)
As of December 31, 2008 and 2007, the deferred tax assets have been fully offset by valuation allowances, since the realization of such amounts is uncertain.  The change in the valuation allowance during 2008 and 2007 was $87,000 and $1,430,000, respectively.

As of December 31, 2008, the Company has net operating loss carryforwards totaling approximately $18,171,000.  The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company’s common stock.

The following is a breakdown of the net operating loss expiration period:

Amount of
Expiration Date	Remaining NOL

2009	$ 1,514,000
2010	1,374,000
2011	921,000
2018	897,000
2019	739,000
2020	476,000
2021	1,387,000
2022	612,000
2023	638,000
2024	2,061,000
2025	953,000
2026	2,319,000
2027	3,330,000
2028	950,000

$ 18,171,000

In addition, the Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) of approximately $685,000, which are available to offset future taxable income and income tax liabilities, when earned or incurred.  These amounts expire in various years through 2028.  The amount of the tax credit carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company’s common stock.

The Company files income tax returns in the U.S. federal jurisdiction and in several state jurisdictions. For U.S. federal and state tax purposes, the tax years 2005 through 2008 remain open to examination.  In addition, the amount of the Company’s federal and state net operating loss carryforwards may be subject to examination and adjustment.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

9. Commitments
Facilities Lease
The Company leases its facilities under an operating lease that expires on August 31, 2012.  The lease requires payment of real estate taxes and other common area maintenance expenses.  Rent expense for the years ended December 31, 2008 and 2007 was approximately $42,300 and $41,000, respectively.

Future minimum rental payments due are as follows:

Year ending December 31,	Total

2009	$ 43,650
2010	45,000
2011	46,350
2012	31,500

$ 166,500

Employment Agreements
On January 3, 2006, the Company entered into employment agreements with its principal officers providing for minimum base compensation and severance pay which expire December 31, 2008.  On February 7, 2008, the Company entered into an amendment to those employment agreements with its principal officers extending the expiration of the agreements to December 31, 2011.   On May 16, 2008, the Company modified those employment agreements with with its principal officers to limit their term from December 2011 to June 2008.  The Company agreed to cover health insurance benefits for 12 months following the termination of the employment agreements.  After the termination of his current employment agreement, Mr. Desjourdy was employed by the Company in his current positions at $18,000 per month on a month-to-month basis.  For the years ended December 31, 2008 and 2007, the aggregate amount paid to the Company’s principal officers was $345,250 and $478,500, respectively.

Royalty Agreement
A royalty agreement with one of the inventors who assigned certain patent rights to the Company provides for royalties based on a percentage of the licensing revenues received by the Company from products falling within the scope of the patent rights.  The percentage varies from 1.5% to 5% depending on the gross revenues received, with maximum royalty payments under the agreement not to exceed $2,884,000.  Through December 31, 2008, no royalties have been earned under this agreement.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

9. Commitments (Continued)
Consulting Agreements
The Company has entered into various scientific advisory and consulting agreements to support its development activities.  These agreements generally expire over several future years.  Amounts charged to operations in connection with these agreements for the years ended December 31, 2008 and 2007 amounted to approximately $128,000 and $239,000, respectively.

Finder’s Fees
The Company has entered into agreements to pay finders’ fees for agreements entered into with certain companies for investment or revenue purposes.  The finders’ fees are based on a percentage of the investment or revenue.  No amounts were paid or accrued pursuant to any of these agreements during 2008 or 2007.

Employee Benefit Plan
Effective January 1, 2007, the Company established a 401(k) plan covering its employees.  The Company makes contributions to the plan at the discretion of the Board of Directors based upon a percentage of employee compensation as provided by the terms of the plan.  The Company made contributions of $15,615 to the plan equal to 3% of employee salaries for the year ended December 31, 2007.  The Company made contributions of $3,589 to the plan equal to 3% of employee salaries for the first three months of the year ended December 31, 2008, and thereafter, the Company ceased making contributions to the plan.

10. Related Party Transactions
A member of the Board of Directors provides legal services to the Company.  Amounts paid for legal services rendered by the director, either individually or through his firm, totaled $26,294 and $59,324 for the years ended December 31, 2008 and 2007, respectively.

The Company exchanges office space for services with a company owned by the spouse and in-law of one of the Company’s officers and directors.  The officer and director is also a director in the other company.  The estimated annual value for 2008 and 2007 of the relationship is $9,600 for each year.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

10. Related Party Transactions (Continued)
On December 8, 2008 the Company signed a sale/license agreement with BioCide Pharma, Inc. covering upper respiratory tract products based on the Company’s proprietary iodine-based technology.  Under the agreement, the Company transferred ownership of its patent application covering use of its technology in the upper respiratory tract and granted an exclusive license to its other iodine-based technology for use in the field.  As partial consideration under the agreement, the Company will receive 625,000 shares of common stock in BioCide which represents 50% ownership of the company.

Additionally, BioCide agreed to assume all of the Company’s outstanding patent fees and expenses (approximately $18,000) related to the patent application.  Under the agreement, BioCide is required to raise $250,000 in equity during 2009 and an aggregate of $1,250,000 by the end of 2010.  So long as the Company retains at least a 10% ownership position in BioCide, it has the right to appoint one member of BioCide’s board of directors.  Two members of the Company’s Board of Directors own the remaining outstanding equity of BioCide, and are also officers and directors of BioCide.  As part of the transaction, one of the directors agreed to loan BioCide $50,000 in order for BioCide to cover currently due patent prosecution expenses related to the transferred patent application.  Due to the uncertainty as to the recoverability of the assets received and its related party nature, no value has been assigned to the assets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008.  Based upon that evaluation, in light of the issue(s) referenced below in Management’s Annual Report on Internal Control over Financial Reporting, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Management’s Annual Report On Internal Control Over Financial Reporting

Symbollon management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) for the Company.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In performing this assessment, management has identified the following material weakness:

Absence of adequate segregation of duties relating to oversight and management of our systems.  This resulted primarily from the fact that, due to our limited resources, we have only one employee, so certain of the work of our chief financial officer who is also our chief executive officer is not monitored or reviewed.  As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes.  This material weakness could result in a misstatement of our financial statements or related disclosures in our interim or annual consolidated financial statements that would not be prevented or detected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

As a result of this material weakness in our internal control over financial reporting, our management concluded that our internal control over financial reporting, as of December 31, 2008, was not effective based on the criteria set forth by COSO in Internal Control - Integrated Framework.  A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Director

Pursuant to our Certificate of Incorporation, as amended, our Board of Directors, which currently consists of five members, is divided into three classes, designated Class I, Class II and Class III, each serving staggered three-year terms.  The terms of the Class I, II and Class II directors will expire at the 2009, 2010 and 2011 Annual Meetings of Stockholders, respectively.  The director will serve until the expiration of his term or until his successor is elected and qualified.

The following table provides the names and ages of the members of the Board of Directors, their respective principal occupations or employments during at least the past five years and the period during which each has served as a director of Symbollon.

Name	Age	Director Since	Principal Occupation, Other Business Experience and Other Directorships

Class I Directors to Serve Until the 2009 Annual Meeting of Stockholders

Paul C. Desjourdy…….…..	47	1996
Chief Executive Officer of Symbollon since June 2005,  President and General Counsel of Symbollon since December 1999, Chief Financial Officer since September 1993, and Treasurer from May 1994.  Attorney at the law firm of Choate Hall & Stewart from 1989 to 1993.  Certified Public Accountant at Arthur Andersen & Co. from 1983 to 1986.

Eugene Lieberstein.……….	70	1998
Law partner at the law firm of Baker & Hostetler, LLP specializing in patent procurement and litigation (Mr. Lieberstein and his firm serve as patent counsel for Symbollon) since 2008.  Law partner at the law firm of Anderson Kill & Olick, P.C. specializing in patent procurement and litigation (Mr. Lieberstein and his firm served as patent counsel for Symbollon) from 2000 to 2008.  Law partner at the law firm of Wyatt, Gerber, Meller and O’Rourke specializing in patent procurement and litigation (Mr. Lieberstein and his firm served as patent counsel for Symbollon) from 1993 to 2000.  Patent Counsel for Union Carbide Corporation from 1970 to 1993.

Class II Directors Whose Terms Continue Until the 2010 Annual Meeting of Stockholders

James C. Richards, Ph.D….	61	1991
President, Chief Executive Officer and a director of BioCide Pharma, Inc., a privately held company focused on the development of antimicrobials, since November 2008.  President, Chief Executive Officer and a director of EdgeLight BioScience, Inc., a privately held company specializing in waveguide technologies, from October 2000 to November 2008.  President, Chief Executive Officer and a director of IntelliGene, Inc., a privately held company specializing in DNA probe technologies, from October 1995 to September 2000.  President and Chief Executive Officer of Symbollon from May 1991 to September 1995.  Director of business planning and development for Gene-Trak Systems, a joint venture originally between AMOCO Corporation and Integrated Genetics, Inc., engaged in developing diagnostic test devices using DNA probes, from 1986 to 1990.

Richard F. Maradie…….....	61	1998
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

Name	Age	Director Since	Principal Occupation, Other Business Experience and Other Directorships
Class III Director Whose Terms Continue Until the 2011 Annual Meeting of Stockholders

Jack H. Kessler, Ph.D….....	58	1986
Chairman of the Board of Directors of Symbollon since May 1996.  Executive Vice President of Symbollon from June 2005 to June 2008.  Chief Scientific Officer and Secretary of Symbollon from May 1991 to June 2008.  Chief Executive Officer of Symbollon from December 1999 to June 2005, Executive Vice-President of Symbollon from May 1991 to December 1999.  Symbollon's sole stockholder, officer and director from 1986 to 1991.  From January 1990 until May 1991, principal systems engineer for Kollsman Manufacturing Company, a diagnostic instrument design and manufacturing company.

The Board of Directors has determined, after review of all relevant transactions or relationships between each director, or any of his family members, and the Company, its senior management and independent registered public accounting firm, that Messrs. Lieberstein, Maradie and Richards, constituting a majority of the Board of Directors, are “independent” directors under the “independent director” definition and standards of NASDAQ.

Our Board of Directors met six times in the fiscal year ended December 31, 2008.  The Delaware General Corporation Law provides that the Board of Directors, by resolution adopted by a majority of the entire board, may designate one or more committees, each of which shall consist of one or more directors.  The Board of Directors annually elects from its members the Executive Committee, Audit Committee, and Compensation Committee.  The Board of Directors does not have a Nominating Committee.  During the last fiscal year each of the directors attended at least 75% of the total number of meetings of the Board of Directors and of the committees on which each director serves.  Directors are encouraged to attend annual meetings of our stockholders.  Three directors attended our last annual meeting.

Executive Committee.  The Executive Committee exercises all the powers and authority of the Board of Directors in the management and affairs of Symbollon between meetings of the Board of Directors, to the extent permitted by law.  The current members of the Executive Committee are Messrs. Kessler (Chairman), Desjourdy and Richards.  The Executive Committee did not meet during fiscal 2008.

Audit Committee.  The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities by reviewing the financial information which will be provided to shareholders and others, the system of internal control which management has established, our process for monitoring compliance with laws and regulations, the independence of the outside auditors and the audit process.  It is the general responsibility of the Audit Committee to advise and make recommendations to the Board of Directors in all matters regarding our accounting methods and internal control procedures.  Specific duties of the Audit Committee are set forth in its charter.  The current members of the Audit Committee are Messrs. Richards (Chairman), Maradie and  Lieberstein.  One member of the Audit Committee, Mr. Maradie, is “independent” under the current NASDAQ stock market listing standards and SEC rules for audit committee member independence; the other two members are not independent under these standards and rules.  We do not have an audit committee financial expert serving on the Audit Committee because the Board of Directors believes that the current composition of the committee is adequate to fulfill its oversight responsibilities in light of the simplicity of our financial statements and accounting procedures.  Because our shares are not currently listed on a national securities exchange or national securities association, we are not subject to a requirement that each member of the Audit Committee be independent or that we have an audit committee financial expert.  The Audit Committee met five times during fiscal 2008.

Compensation Committee. The Compensation Committee reviews and recommends to the Board of Directors remuneration arrangements and compensation plans for our executives.  The current members of the Committee are Messrs. Maradie (Chairman), Richards and Lieberstein, all of whom are independent directors under the current NASDAQ stock market listing standards.  The Compensation Committee met one time during fiscal 2008.  In order to determine the elements and levels of Symbollon’s executive compensation and to gain an understanding of any trends impacting compensation generally, the Compensation Committee from time to time gathers information on executive compensation, including salaries, stock options, bonuses and other benefits, from similarly situated biotechnology companies.  The Compensation Committee weighs this information and reviews Symbollon’s overall performance and makes recommendations regarding compensation to the full Board.  To date, no compensation consultant has been engaged to assist the Committee or the Board in connection with establishing executive compensation.  Our executive officers (who are also directors) interact with the Compensation Committee and the Board of Directors on compensation matters, but recommendations regarding executive officer or director compensation are made to the Board of Directors by the Compensation Committee or the independent directors on the Board of Directors and may not be delegated to other persons.  The Compensation Committee does not have a written charter.

Nominations

We do not have a nominating committee.  The Board of Directors believes that the current size of our Board does not necessitate a separate nominating committee.  Our Board of Directors, of which (as described above) three of the five members are “independent directors” under the current NASDAQ stock market listing standards, is responsible for determining the slate of director nominees for election by stockholders.  Messrs. Desjourdy and Kessler are not independent under the NASDAQ standards.

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

The Board will consider qualified candidates for possible nomination that are submitted by our stockholders.  Stockholders wishing to make such a submission may do so by sending the following information to the Board of Directors c/o Assistant Secretary at the address listed above: (1) name of the candidate and a brief biographical sketch and resume; (2) contact information for the candidate and a document evidencing the candidate’s willingness to serve as a director if elected; and (3) a signed statement as to the submitting stockholder’s current status as a stockholder and the number of shares currently held.

The Board will conduct a process of making a preliminary assessment of each proposed nominee based upon the resume and biographical information, an indication of the individual’s willingness to serve and other background information.  This information will be evaluated against the criteria set forth above and our specific needs at that time.  Based upon a preliminary assessment of the candidate(s), those who appear best suited to meet our needs may be invited to participate in a series of interviews, which are used as a further means of evaluating potential candidates.  On the basis of information learned during this process, the Board will determine which nominee(s) to submit for election at the next annual meeting.  The Board will use the same process for evaluating all nominees, regardless of the original source of the nomination.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) requires our directors, officers and persons who own more than ten percent of a registered class of our equity securities, to file initial reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission.  Directors, officers and greater than ten percent beneficial owners are required by applicable regulations to furnish Symbollon with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of the forms furnished to us and written representations from our directors and officers, we believe that during 2008 all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent beneficial owners were timely satisfied.

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

Item 11.  Executive Compensation

The following tables set forth certain information relating to compensation paid by us for each of our last two completed fiscal years to our principal executive officer and any other executive officer whose annual compensation exceeded $100,000 for the last completed fiscal year (the “Named Executive Officers”).  Only those columns which call for information applicable to us or the Named Executive Officers for the periods indicated have been included in such tables.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Total ($)

Paul C. Desjourdy	2008	$247,250	-0-	$450,000 (2)	$697,250
Chief Executive Officer, President,	2007	$278,500	-0-	-0-	$278,500
Chief Financial Officer and Treasurer

Jack H. Kessler (1)	2008	$100,000	-0-	$187,500 (2)	$287,500
Chief Scientific Officer, Executive	2007	$200,000	-0-	-0-	$200,000
Vice President and Secretary
__________________________
(1)	Dr. Kessler’s employment with the Company ended on June 30, 2008.
(2)
Messrs. Desjourdy and Kessler were issued 900,000 and 375,000 restricted shares of Class A common stock, respectively, on February 7, 2008 (the shares vest one-third each of the first three anniversaries).  Amounts set forth in this column represent the aggregate grant date fair value of these shares, computed in accordance with FAS 123R and recognized for financial statement purposes.

Outstanding Equity Awards at Fiscal Year End

The following table set forth certain information with respect to the number of unexercised outstanding equity awards held by each Named Executive Officer on December 31, 2008.

Outstanding Equity Awards at Fiscal Year-End
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Paul C. Desjourdy	400,000	200,000 (1)	$0.87	1/3/2016
	350,000	50,000 (2)	$0.90	12/29/2016

_____________________________
(1)	These options vest on January 3, 2009.
(2)	These options vest on December 29, 2009.

The following table set forth certain information with respect to exercised options and vested restricted stock during the last fiscal year ended December 31, 2008 to each Named Executive Officer.

Option Exercises and Stock Vested
	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Paul C. Desjourdy	900,000	$36,000 (1)
Jack H. Kessler	375,000	$15,000 (1)

_____________________________
(1)	Based on the closing stock price on May 16, 2008.

Director Compensation

Upon Board of Directors’ approval in May 1998, we no longer provide cash compensation to directors for attendance at board or committee meetings.  Each non-employee director is entitled to receive on January 1st of each year an option (the "Annual Options") to purchase 10,000 (2,500 shares prior to 2007) shares of Common Stock at the then fair market value under our 2006 Non-Employee Directors’ Stock Option Plan.  The Annual Options may only be exercised with respect to vested shares.  One-half of the shares subject to such options vest on the first anniversary of the date of grant and the balance vest on the second anniversary of the date of grant.  All directors will be reimbursed for ordinary and necessary travel expenses incurred in attendance at each board or committee meeting.

The following table set forth certain information with respect to the compensation of directors (other than Named Executive Officers) for our last completed fiscal year and (in the footnotes to the table) the aggregate number of option awards outstanding to each such director at fiscal year end.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

James C. Richards	-0-	$23,405 (1) (2)	-0-	$23,405

Richard F. Maradie	-0-	$23,405 (1) (3)	-0-	$23,405

Eugene Lieberstein	-0-	$23,405 (1) (4)	$26,294 (5)	$49,699
_____________________________
(1)
Represents options to purchase 10,000 and 50,000 shares of Class A Common Stock granted on January 2, 2008 and February 7, 2008, respectively (options vest one-half each of the first two anniversaries; are exercisable at $0.65 and $0.50, respectively, per share and have a 10 year term).  Amounts set forth in this Column represent the grant date fair value of these options, computed in accordance with FAS 123R and recognized for financial statements purposes, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31, 2008

Weighted-average expected stock-price volatility	88%

Weighted-average expected option life	6 years

Average risk-free interest rate	2.79-3.28%

Average dividend yield	0.0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.  Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options.  The risk-free interest rate is the U.S. Treasury Strips rate on the date of grant.  The expected life was calculated using the method outlined in SEC Staff Accounting Bulletin Topic 14.D.2, “Expected Terms,” as the Company’s historical experience does not provide a reasonable basis for the expected term of the option.  Based on the recent history and current expectations, the Company has not adjusted the calculated value of the options for the year ended December 31, 2008 to reflect a forfeiture rate.
(2)
Dr. Richards has options having a 10 year term to purchase 115,000 shares outstanding at December 31, 2008 by grants on February 7, 2008 for 50,000, May 19, 2004 for 25,000, annual grants of 2,500 each on the first business day of each year for an aggregate of 20,000 pursuant our 1995 Non-Employee Directors’ Stock Option Plan and annual grants of 10,000 on the first business day of 2007 and 2008 pursuant to our 2006 Non-Employee Directors’ Stock Option Plan.  In addition, he received a grant of options for 10,000 shares on the first business day of 2009 pursuant to our 2006 Non-Employee Directors’ Stock Option Plan.

(3)
Mr. Maradie has options having a 10 year term to purchase 115,000 shares outstanding at December 31, 2008 by grants on February 7, 2008 for 50,000, May 19, 2004 for 25,000, annual grants of 2,500 each on the first business day of each year for an aggregate of 20,000 pursuant our 1995 Non-Employee Directors’ Stock Option Plan and annual grants of 10,000 on the first business day of 2007 and 2008 pursuant to our 2006 Non-Employee Directors’ Stock Option Plan.  In addition, he received a grant of options for 10,000 shares on the first business day of 2009 pursuant to our 2006 Non-Employee Directors’ Stock Option Plan.

(4)
Mr. Lieberstein has options having a 10 year term to purchase 115,000 shares outstanding at December 31, 2008 by grants on February 7, 2008 for 50,000, May 19, 2004 for 25,000, annual grants of 2,500 each on the first business day of each year for an aggregate of 20,000 pursuant our 1995 Non-Employee Directors’ Stock Option Plan and annual grants of 10,000 on the first business day of 2007 and 2008 pursuant to our 2006 Non-Employee Directors’ Stock Option Plan.  In addition, he received a grant of options for 10,000 shares on the first business day of 2009 pursuant to our 2006 Non-Employee Directors’ Stock Option Plan.

(5)	Mr. Lieberstein provided legal services, either personally or through his firms, Baker & Hostetler, LLP and Anderson Kill & Olick, P.C., in which law firms he is, or was, a partner, during 2008.

Employment Agreements and Termination Benefits

On May 16, 2008, the Company’s Board of Directors approved modifications to the employment agreements with Paul C. Desjourdy, its Chief Executive Officer, Chief Financial Officer and President, and Jack H. Kessler, its Chief Scientific Officer.  Both agreements were modified to limit their term from December 2011 to June 2008.  In consideration for limiting the term of the employment agreements, previously granted shares of restricted Class A common stock became fully vested (900,000 and 375,000 shares, respectively, for Messrs. Desjourdy and Kessler).  The Company also agreed to cover health insurance benefits for 12 months following the termination of the employment agreements.  After the termination of his current employment agreement, Mr. Desjourdy was employed by the Company in his current positions at $18,000 per month on a month-to-month basis.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 27, 2009 for (i) each of the our directors, (ii) each of the Named Executive Officers (as defined in “Executive Compensation”), (iii) all our directors and executive officers as a group and (iv) each person known by us to own beneficially 5% or more of the outstanding shares of Common Stock:

Name and Address of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned	Percent of Class (2)
Anthony J. Cantone (3)	2,065,459	11.6%
Paul C. Desjourdy (4)(5)	1,905,200	11.0%
Renaissance US Growth Investment Trust PLC (6)	1,214,286	7.1%
Renaissance Capital Growth & Income Fund III, Inc. (6)(7)	1,214,286	7.1%
Premier RENN US Emerging Growth Fund Ltd. (6)(7)	1,214,286	7.1%
Dr. Jack H. Kessler (4)(8)	780,233	4.7%
Dr. James C. Richards (4)(9)	238,701	1.4%
Eugene Lieberstein (4)(10)	129,868	*
Richard F. Maradie (4)(11)	60,000	*
All Executive Officers and Directors as a Group (5 persons) (12)	3,114,002	17.8%
____________________________________________
*	Less than 1% of the Common Stock outstanding.
(1)	All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.
(2)
Based upon 16,473,340 shares of Common Stock but also reflecting as outstanding, with respect to the relevant beneficial owner, the shares which that beneficial owner could acquire upon exercise of options exercisable within 60 days.

(3)
Includes currently exercisable warrants to purchase 372,597 shares of Common Stock owned directly by Mr. Cantone, 125,000 shares and warrants to purchase 93,750 shares of Common Stock owned by his wife, which Mr. Cantone may be considered to beneficially own, and to have shared investment and voting power with respect to, and warrants to purchase 728,712 shares of Common Stock owned by Cantone Research, Inc., a securities broker/dealer owned by Mr. Cantone.  The address of Mr. Cantone is c/o Cantone Research, Inc., 766 Shrewsbury Avenue, Tinton Falls, NJ 07724.

(4)	The address of Directors Kessler, Richards, Desjourdy, Maradie and Lieberstein is c/o Symbollon Pharmaceuticals, Inc., 37 Loring Drive, Framingham, MA 01702.
(5)	Includes currently exercisable options and warrants to purchase 820,000 shares of Common Stock.
(6)	Includes currently exercisable warrants to purchase 607,143 shares of Common Stock.
(7)	RENN Capital Group is the investment adviser to this fund and may vote and dispose of the shares on behalf of the fund pursuant to an investment advisory agreement.
(8)	Includes 1,100 shares owned by his minor child and currently exercisable warrants to purchase 60,000 shares of Common Stock.
(9)	Includes currently exercisable options to purchase 60,000 shares of Common Stock.
(10)	Includes currently exercisable options and warrants to purchase 67,692 shares of Common Stock.
(11)	Includes currently exercisable options to purchase 60,000 shares of Common Stock.
(12)	Includes currently exercisable options warrants to purchase 1,067,692 shares of Common Stock held by executive officers and directors as a group.

The following table sets forth information, as of December 31, 2008, concerning shares issuable under all of our equity compensation plans.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	1,345,000 (1)	$0.90	440,000 (1)
Equity Compensation Plans Not Approved by Security Holders	1,655,000 (2)	--	0 (2)
Total	3,000,000	$0.90	440,000
_____________________________
(1)	Reflects options granted under the 1993 Stock Option Plan, as amended, the 2006 Non-Employee Director Stock Option Plan or the 2006 Non-Employee Director Stock Option Plan.
(2)
Symbollon granted executives 1,275,000 shares of Class A Common Stock, consultants 230,000 shares of Class A Common Stock and warrants to purchase 150,000 shares of Class A Common Stock under various consulting agreements.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During 2008, we paid an aggregate of approximately $26,000 for legal services to one of our directors, Eugene Lieberstein or to Baker & Hostetler, LLP or Anderson Kill & Olick, P.C., of which law firms he was a partner.

We exchange office space for services with a company owned by the spouse and in-law of one of our officers and directors, Mr. Desjourdy.  Mr. Desjourdy is also a director in the other company.  The estimated annual value for 2008 of the relationship is $5,000 for the year.

On December 8, 2008, we signed a sale/license agreement with BioCide Pharma, Inc. covering upper respiratory tract products based on our proprietary iodine-based technology.  Under the agreement, we will transfer ownership of our patent application covering use of our technology in the upper respiratory tract.  As partial consideration under the agreement, we will receive an equity position in BioCide equal to 50% ownership of the company.

Under the terms of the agreement, BioCide will receive ownership of our patent application covering use of our technology in the upper respiratory tract and obtain an exclusive license to our other iodine-based technology for use in the field.  As partial consideration for the transfer, BioCide issued 625,000 shares of its common stock which represents 50% of BioCide’s outstanding equity.  Additionally, BioCide agreed to assume all of our outstanding patent fees and expenses (approximately $18,000) related to the patent application.  Under the agreement, BioCide is required to raise $250,000 in equity during 2009 and an aggregate of $1,250,000 by the end of 2010.  So long as we retain at least a 10% ownership position in BioCide, we have the right to appoint one member of the BioCide’s board of directors.  James Richards, a director of Symbollon, and Paul Desjourdy, an officer and director of Symbollon, own the remaining outstanding equity of BioCide.  Messrs. Richards and Desjourdy are also officers and directors of BioCide.  As part of the transaction, Mr. Richards agreed to loan BioCide $50,000 in order for BioCide to cover currently due patent prosecution expenses related to the transferred patent application.

Item 14.  Principal Accountant Fees and Services

The following is a summary of the fees billed to Symbollon by Vitale, Caturano & Company, P.C. for professional services rendered for the fiscal years ended December 31, 2008 and December 31, 2007:

Fee Category	Fiscal 2008 Fees	Fiscal 2007 Fees
Audit Fees	$48,240	$34,400
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	4,000

Total Fees	$48,240	$38,400

Audit Fees.  Consists of fees billed for professional services rendered for the audit of Symbollon’s annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

Audit-Related Fees.  Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Symbollon’s consolidated financial statements and are not reported under “Audit Fees.”  These services included review of registration statements.

Tax Fees.  Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees.  Consists of fees for products and services other than the services reported above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

All services provided by our independent registered public accounting firm, Vitale, are subject to pre-approval by our Audit Committee.  The Audit Committee has authorized the Chair of the Committee to approve services by Vitale in the event there is a need for such approval prior to the next full Audit Committee meeting.  However, a full report of any such interim approvals must be given at the next Audit Committee meeting.  Before granting any approval, the Audit Committee (or the committee Chair, if applicable) must receive: (1) a detailed description of the proposed service; (2) a statement from management as to why they believe Vitale is best qualified to perform the service; and (3) an estimate of the fees to be incurred.  Before granting any approval, the Audit Committee (or the committee Chair, if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on Vitale’s independence.  All Vitale services for 2008 and 2007 were pre-approved by the Audit Committee.

Audit Committee Report

Symbollon’s management is responsible for preparing Symbollon’s financial statements, and the independent registered public accounting firm, Vitale, Caturano & Company, P.C., are responsible for performing an independent audit of Symbollon’s financial statements and expressing an opinion on the conformity of the financial statements with generally accepted accounting principles.  The Audit Committee oversees Symbollon’s financial reporting process on behalf of the Board of Directors.  In this context, the Audit Committee reports that:

The Audit Committee has reviewed and discussed with management our audited financial statements for the fiscal year ended December 31, 2008.

The Audit Committee has discussed with Vitale, Caturano & Company, P.C., our independent registered public accounting firm, the matters required to be discussed by Statement on Auditing Standards No. 61, as modified or supplemented.

The Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (“Independence Discussions with Audit Committees”), as modified or supplemented, and has discussed with Vitale, Caturano & Company, P.C. that firm’s independence.

Based upon the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for filing with the Securities and Exchange Commission.

This report is submitted by the members of the Audit Committee.

James C. Richards (Chairman)
Richard F. Maradie
Eugene Lieberstein

Item 15.  Exhibits, Financial Statement Schedules

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

Date: March 30, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul C. Desjourdy	President, Chief Executive Officer,	March 30, 2009
Paul C. Desjourdy	Treasurer, Chief Financial Officer,
General Counsel, and Director
(Principal Executive, Financial
and Accounting Officer)

/s/ Jack H. Kessler	Chairman of the Board of Directors	March 30, 2009
Jack H. Kessler	and Secretary

/s/ James C. Richards	Director	March 30, 2009
James C. Richards

/s/ Richard F. Maradie	Director	March 30, 2009
Richard F. Maradie

/s/ Eugene Lieberstein	Director	March 30, 2009
Eugene Lieberstein

Symbollon Pharmaceuticals, Inc.
Index to Exhibits

3.1	Amended Certificate of Incorporation of the Company. (previously filed as exhibit 3.1 to Form 10-KSB for the year ended December 31, 2005 and incorporated by reference)
3.2	Amended By-Laws of the Company. (previously filed as exhibit 3.2 to Form 10-QSB for the quarter ended June 30, 1999 and incorporated by reference)
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

23.1           Consent of Vitale, Caturano & Company P.C.  Relating to Forms S-8 and SB-2. *
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