Form 10-Q
period 2009-03-31
SYMBOLLON CORP
filed 2009-05-15
CIK 912086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

As of May 14, 2009, 16,473,340 shares of Class A Common Stock of the issuer were outstanding.

SYMBOLLON PHARMACEUTICALS, INC.

INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets – March 31, 2009
(unaudited) and December 31, 2008	3

Unaudited Condensed Statements of Operations
– For the three months ended
March 31, 2009 and 2008	5

Unaudited Condensed Statements of Cash Flows
- For the three months ended March 31, 2009 and 2008	6

Notes to the Unaudited Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis
Of Financial Conditions and Results of Operation	15

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	18

Item 4T. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits	19

SIGNATURES	19

EXHIBIT INDEX	E-1

Symbollon Pharmaceuticals, Inc.

Condensed Balance Sheets

	March 31, 2009 (unaudited)	December 31, 2008

Assets

Current assets:
Cash and cash equivalents	$20,309	$66,242
Inventory	30,040	30,085
Prepaid expenses	15,941	21,263

Total current assets	66,290	117,590

Equipment and leasehold improvements, net of accumulated depreciation and amortization	1,376	1,627

Other assets:
Patent and trademark costs, net of accumulated amortization	200,321	206,216
Deposit	2,364	2,364

	$270,351	$327,797

Symbollon Pharmaceuticals, Inc.

Condensed Balance Sheets (Continued)

	March 31, 2009 (unaudited)	December 31, 2008

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$75,138	$63,014
Accrued clinical development expenses	112,763	112,765

Total current liabilities	187,901	175,779

Stockholders’ equity:
Common stock, Class A, par value $.001 per share, 93,750,000 shares authorized, 16,473,340 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	16,473	16,473
Convertible common stock, Class B, par value $.001 per share, 1,250,000 shares authorized and unissued	-	-
Preferred stock, par value $.001 per share, 5,000,000 shares authorized and unissued	-	-
Additional paid-in capital	21,542,584	21,526,658
Accumulated deficit	(21,476,607)	(21,391,113)

Total stockholders’ equity	82,450	152,018

	$270,351	$327,797
See accompanying notes to condensed financial statements.

Symbollon Pharmaceuticals, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended March 31,
	2009	2008

Revenue:
Net product sales	$454	$ -

Total revenues	454	-

Operating expenses:
Cost of goods sold	202	-
Research and development	-	406,001
General and administrative	85,821	285,274

Total operating expenses	86,023	691,275

Loss from operations	(85,569)	(691,275)

Interest income	75	5,612

Net loss	$(85,494)	$ (685,663)

Net loss per share of common stock
– basic and diluted	$(.01)	$ (.04)

Weighted average number of common shares outstanding – basic and diluted	16,473,340	15,947,461

See accompanying notes to condensed financial statements.

Symbollon Pharmaceuticals, Inc.

Condensed Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:

Net loss	$(85,494)	$(685,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	15,926	111,100
Issuance of securities for services rendered	-	30,800
Depreciation and amortization	6,146	8,664
Changes in operating assets and liabilities:
Inventory	45	-
Prepaid expenses	5,322	8,367
Accounts payable and other current liabilities	12,122	17,198

Net cash used in operating activities	(45,933)	(509,534)

Cash flows from investing activities:

Patent and trademark cost additions	-	(7,442)

Net cash used in investing activities	-	(7,442)

Net decrease in cash and cash equivalents	(45,933)	(516,976)

Cash and cash equivalents, beginning of period	66,242	1,102,381

Cash and cash equivalents, end of period	$20,309	$585,405

Supplemental information: There were no payments made for interest or income taxes during the three months ended March 31, 2009 or 2008.
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

Our financial statements for the interim period ended March 31, 2009 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern.  We had a net loss of $1,784,105 and $85,494 and negative cash flows from operations of $1,019,600 and $45,933 for the year ended December 31, 2008 and three months ended March 31, 2009, respectively.  At March 31, 2009, we also had an accumulated deficit of $21,476,607 and negative working capital of $121,611.  The Company does not  have adequate cash resources to continue our base operations.  These factors raise substantial doubt about the company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize the Company’s assets and discharge our liabilities in other than the normal course of operations.

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

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies
The accompanying unaudited financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in our Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present our financial position, results of operations and cash flows.  The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

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
Concentration of Credit Risks
In 2008, the Company launched IoGen as a dietary supplement for the promotion of female breast health.  Currently, the Company is selling IoGen through its website, www.BuyIoGen.com.  Purchases of IoGen are made through credit card transactions.  The Company had no accounts receivables as of March 31, 2009.

Inventory	Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.
Long-Lived Assets
Long-lived assets, such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, the related assets are written down to fair value.  The Company does not believe that any of its long-lived assets are impaired at March 31, 2009.

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

Intangible Assets
Intangible assets subject to amortization consist of patents and trademarks that have estimated useful lives ranging from 9-17 years and a remaining weighted average useful life of 7.5 years.  Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is rejected or there are other circumstances that indicate that the asset is impaired (as described above).

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
Equity Investment
On December 8, 2008, the Company acquired 625,000 shares of common stock in BioCide Pharma, Inc., a start-up venture, in exchange for a transfer of certain patent rights and assumption of liabilities.  The Company will account for this investment on the equity method.  At March 31, 2009, the Company’s investment had no recorded value.

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

Adoption of EITF 07-5
In June 2008, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issue Task Force (EITF) Issue No. 07-5,  Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock  “ (EITF 07-5). This issue provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under paragraphs 6-9 of Statement of Financial Accounting Standards No. 133,  Accounting for Derivative Instruments and Hedging Activities , (SFAS 133) for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under paragraph 11(a) of SFAS 133. EITF 07-5 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative under paragraphs 6-9 of SFAS 133, for purposes of determining whether the instrument is within the scope of EITF Issue 00-19,  Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock  , (Issue 00-19) which provides accounting guidance for instruments that are indexed to, and potentially settled in, the issuer’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  We have concluded that application of EITF 07-5 does not have a material impact on the Company’s financial statements.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

3. Stockholders’ Equity
Capital Stock
The Company has authorized 93,750,000 shares of Class A common stock, 1,250,000 shares of Class B common stock and 5,000,000 shares of preferred stock.  The Class A and Class B common stock are substantially identical except that holders of Class A common stock have the right to cast one vote for each share held and the Class B shareholders have the right to cast five votes for each share held.  As of March 31, 2009 and December 31, 2008, there were no shares of Class B common stock issued and outstanding.  The preferred stock may be issued in series, and shares of each series will have such rights and preferences as are fixed by the Company’s Board of Directors.  As of March 31, 2009 and December 31, 2008, there were no shares of preferred stock issued and outstanding.

Issuance of Common Stock and Common Stock Purchase Warrants
On January 18, 2008, the Company entered into a services agreement with The Number One Corporation.  In accordance with the services agreement, and as partial consideration for the services provided by the vendor, the Company agreed to issue 40,000 shares of Class A common stock upon execution of the agreement.  The Company accounts for these shares under EITF 96-18.  Accordingly, the Company has determined the fair value of the shares and warrants to be $30,800 which was recognized as an expense in general and administrative expenses in the accompanying statement of operations for the three month period ended March 31, 2008.  No expense related to these shares was recognized for the three month period ended March 31, 2009.

On February 7, 2008, the Company issued 900,000 and 375,000 restricted shares to its then executive officers, Merrs. Desjourdy and Kessler, respectively.  The shares were initially to vest one-third each of the next three anniversaries of the grant date.  On May 16, 2008, the Company fully vested the shares as part of the termination of the executive officers’ employment agreements.  Under the provisions of SFAS No. 123(R), the Company recorded $637,500 of stock-based compensation for the year ended December 31, 2008.  The Company recorded $31,753 of stock-based compensation for the three month period ended March 31, 2008, with $22,414 and $9,339 included in general and administrative expenses and in research and development costs, respectively.  No expense related to these shares was recognized for the three month period ended March 31, 2009.

At March 31, 2009, warrants to purchase 7,293,732 shares of common stock are outstanding.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

4. Stock Plans
The Company has adopted two stock plans:  a stock option plan and a nonemployee directors’ stock option plan.

The stock option plan provides for the grant of incentive stock options, nonqualified stock options and stock appreciation rights.  The stock option plan expired on August 4, 2008 with options to purchase 1,225,000 shares outstanding at March 31, 2009.  No future grants may be made under this plan.

On May 24, 2006 the Company adopted a 2006 nonemployee directors’ stock option plan that provides for the grant of nonstatutory stock options automatically on January 1 of each calendar year commencing on January 1, 2007.  The Company has reserved 500,000 shares for issuance under the plan.  Each outside director shall be granted an option to purchase 10,000 shares of Class A common stock at fair market value, vesting 50% on each of the first two anniversaries of the grant.  The nonemployee directors’ stock option plan expires on the first business day of 2017.  Under the this plan 400,000 shares are available for future grant.

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

Under the provisions of SFAS No. 123(R), the Company recorded $15,926 and $79,347 of stock-based compensation for the three months ended March 31, 2009 and 2008, respectively, with $15,926 and $51,695 included in general and administrative expenses and none and $27,652 included in research and development costs, respectively.  As of March 31, 2009, the unrecognized stock-based  compensation cost related to non-vested stock awards was $50,282.  This amount will be recognized in operations over a weighted average period of 9 months.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

4. Stock Plans (Continued)	The following table summarizes the Company’s stock option information as of and for the three-month period ended March 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2008	1,345,000	$ 0.90
Options granted	40,000	$ 0.01
Options expired	(7,500)	$ 1.60
Outstanding at March 31, 2009	1,377,500	$ 0.87	7.5	$0
Exercisable at March 31, 2009	1,197,500	$ 0.93	7.3	$0
(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the option exercise price.

For the three months ended March 31, 2009 and 2008, the Company granted options for 40,000 and 180,000 shares exercisable between $0.01 and $0.65 per share.  The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2009 and 2008 was $0.01 and $0.39 per share, respectively.  No stock options were exercised during the three months ended March 31, 2009 or 2008.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

4. Stock Plans (Continued)

	Three Months Ended March 31,
	2009	2008

Weighted-average expected stock-price volatility	143%	88%

Weighted-average expected option life	6 years	6 years

Average risk-free interest rate	1.72%	2.79-3.28%

Average dividend yield	0.0%	0.0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.  Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options.  The risk-free interest rate is the U.S. Treasury Strips rate on the date of grant.  The expected life was calculated using the method outlined in SEC Staff Accounting Bulletin Topic 14.D.2, “Expected Terms,” as the Company’s historical experience does not provide a reasonable basis for the expected term of the option.  Based on the recent history and current expectations, the Company has not adjusted the calculated value of the options for the three months ended March 31, 2009 to reflect a forfeiture rate.

5. Loss Per Share
The Company’s basic and diluted net loss per share of common stock for the three months ended March 31, 2009 and 2008 is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

The following table summarizes securities that were outstanding as of March 31, 2009 and 2008 but not included in the calculation of diluted net loss per share because such shares are antidilutive:

March 31,	2009	2008

Stock options	1,377,500	2,645,000
Stock warrants	7,293,732	7,969,193

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion contains forward-looking statements which involve risks and uncertainties.  See “Forward Looking Statements” below and “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2008.

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

Since 2000, we have concentrated our product development efforts on the proposed product application for the treatment of fibrocystic breast disease.  In March 2008, we discontinued clinical development of the proposed product, IoGen, and decided to commercialize IoGen as a dietary supplement to promote breast health.  We launched commercial sale of IoGen in November 2008.  We do not have adequate cash reserves to continue base operations.  In order for us to continue our operations, we must raise additional resources, increase sales of IoGen or sell the Company or some of our assets.  If we cannot secure additional resources, adequately increase sales of IoGen or sell some or all of our assets before existing resources are exhausted, we will have to cease operations.

Going Concern

Our financial statements for the interim period ended March 31, 2009 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern.  We had net losses of $85,494 and $1,784,105 and negative cash flows from operations of $45,933 and $1,019,600 for the three months ended March 31, 2009 and the year ended December 31, 2008, respectively.  At March 31, 2009, we had an accumulated deficit of $21,476,607 and a negative working capital of $121,611.  We do not  have adequate cash resources to continue our base operations.  These factors raise substantial doubt as to our ability to continue as a going concern.

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

Forward-Looking Statements

In addition to the historical information contained herein, this Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements concerning plans, objectives, goals, strategies, prospects, revenues, liquidity and capital resources, financial needs and future performance, costs and expenditures.  Such statements may be identified or qualified, without limitation, by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions).  Investors are cautioned that forward-looking statements are inherently uncertain.  Actual performance, achievements and results may differ materially from those expressed, projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, uncertainty about our ability to continue as a going concern, our ability to raise any additional financing in light of the IoGen failure, our ability to complete the acquisition of Medpharm, history (and expectation) of losses, uncertainty associated with preclinical and clinical testing, market acceptance, intense competition, lack of marketing experience, materials incompatibility, hazardous materials, and the other risks and uncertainties described or discussed in the section "Risk Factors" in the Annual Report on Form 10-K for the year ended December 31, 2008.  The forward-looking statements contained herein represent our judgment as of the date of this Quarterly Report on Form 10-Q, and we caution readers not to place undue reliance on such statements.

Results of Operations

Symbollon's net loss for the three-month period ended March 31, 2009 was $85,494, reflecting a decrease of $600,169 from a net loss of $685,663 in the comparable 2008 period.  The decreased loss for such period resulted primarily from decreased clinical development expenses related to the clinical trials of IoGen, employee salaries and consulting and other third party expenses.  We expect to continue to incur operating losses for the foreseeable future.

Product revenues from sales of IoGen (our dietary supplement for breast health) for the three-month period ended March 31, 2009 were $454.  IoGen was launched for commercial sale in November 2008, and thus, there were no product revenues from sales of IoGen for the three-month period ended March 31, 2008.  Cost of goods sold for IoGen were $202 for the three-month period ended March 31, 2009.

There were no research and development expenses for the three-month period ended March 31, 2009, reflecting a decrease of $406,001 from the research and development expenses in the comparable 2008 period.  The decrease resulted from cessation of our research and development efforts, including the IoGen clinical trials.  We do not anticipate incurring further research and development expenses, unless and until, additional resources are secured by us.

General and administrative expenses for the three-month period ended March 31, 2009 were $85,821, reflecting a decrease of $199,453 from the general and administrative expenses in the comparable 2008 period.  The decrease in the general and administrative expenses was primarily due to decreased employee salaries and consulting and other third party expenses.  We anticipate that general and administrative expenses will decrease from current levels as we limit, or cease, activities over the remainder of 2009.

Our interest income for the three-month period ended March 31, 2009 was $75, reflecting a decrease of $5,537 from the interest income in the comparable 2008 period.  The decrease resulted from a decrease in available funds for investment and in interest rates available on invested funds.

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

We continued to incur operating losses and have incurred a cumulative loss through March 31, 2009 of $21,476,607.  We also continue to have negative cash flow from operations of $45,933 for the three months ended March 31, 2009.  As of March 31, 2009, we had negative working capital of $121,611.  We do not have the necessary liquidity and capital resources to sustain operations.  We are actively seeking equity and debt financing from external investors, and are attempting to increase sales of IoGen. Any funding we do raise may be dilutive to existing stockholders.   We are also pursuing other strategic options, including possible sales or licenses of our technology or a sale or merger.  There can be no assurance that our efforts will be successful.  Failure to either obtain the support of additional external investors to finance the Company’s operations, increase sales of IoGen or execute our other strategic options will cause us to cease operations in the near future.

The report of our independent registered public accountants  on our financial statements for the year ended December 31, 2008 contains an explanatory paragraph, which indicates that we have incurred recurring losses and negative cash flows from operations that raises substantial doubt about our ability to continue as a going concern.  This report is not viewed favorably by analysts or investors and may make it more difficult for us to raise additional debt or equity financing needed to continue our operations.

During 2009, we are committed to pay approximately $32,900 for lease payments on our facilities.  We have no other material capital expenditures planned during fiscal 2009.  At December 31, 2008, we had a net operating loss carryforward for federal income tax purposes of approximately $18,171,000 expiring at various dates through 2028 (from which, however, we may never receive a benefit).

Item 3.  Quantitative an Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009.  Based upon that evaluation, in light of the issue(s) referenced below in Management’s Annual Report on Internal Control over Financial Reporting, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2008 (absence of adequate segregation of duties) continues unremediated, due to our limited resources and employees.

Part II - Other Information

Item 1. Legal Proceedings

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

SYMBOLLON PHARMACEUTICALS, INC.

Date: May 15, 2009	By: /s/ Paul C. Desjourdy____________________
Paul C. Desjourdy, President/CEO/CFO
and authorized signatory

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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