Form 10-Q
period 2009-09-30
SYMBOLLON CORP
filed 2009-11-16
CIK 912086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of November 13, 2009, 27,473,340 shares of Class A Common Stock of the issuer were outstanding.

SYMBOLLON PHARMACEUTICALS, INC.

INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets – September 30, 2009
(unaudited) and December 31, 2008	3

Unaudited Condensed Statements of Operations
– For the three and nine months ended
September 30, 2009 and 2008	5

Unaudited Condensed Statements of Cash Flows
- For the nine months ended September 30, 2009 and 2008	6

Notes to the Unaudited Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis
Of Financial Conditions and Results of Operation	15

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	18

Item 4T. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits	19

SIGNATURES	19

EXHIBIT INDEX	E-1

Symbollon Pharmaceuticals, Inc.

Condensed Balance Sheets

	September 30, 2009 (unaudited)	December 31, 2008

Assets

Current assets:
Cash and cash equivalents	$9,266	$66,242
Inventory	-	30,085
Prepaid expenses	5,198	21,263

Total current assets	14,464	117,590

Equipment and leasehold improvements, net of accumulated depreciation and amortization	875	1,627

Other assets:
Patent and trademark costs, net of accumulated amortization	188,531	206,216
Deposit	-	2,364

	$203,870	$327,797

Symbollon Pharmaceuticals, Inc.

Condensed Balance Sheets (Continued)

	September 30, 2009 (unaudited)	December 31, 2008

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$97,601	$63,014
Accrued payroll expenses	57,348	-
Accrued clinical development expenses	112,763	112,765

Total current liabilities	267,712	175,779

Stockholders’ equity (deficit):
Common stock, Class A, par value $.001 per share, 93,750,000 shares authorized, 27,473,340 and 16,473,340 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	27,473	16,473
Convertible common stock, Class B, par value $.001 per share, 1,250,000 shares authorized and unissued	-	-
Preferred stock, par value $.001 per share, 5,000,000 shares authorized and unissued	-	-
Additional paid-in capital	21,673,436	21,526,658
Accumulated deficit	(21,764,751)	(21,391,113)

Total stockholders’ equity (deficit)	(63,842)	152,018

	$203,870	$327,797
See accompanying notes to condensed financial statements.

Symbollon Pharmaceuticals, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue:
Net product sales	$30,701	$-	$32,272	$-

Total revenues	30,701	-	32,272	-

Operating expenses:
Cost of goods sold	30,722	-	31,440	-
Research and development	-	9,442	-	487,050
General and administrative	216,192	149,667	374,557	1,059,454

Total operating expenses	246,914	159,109	405,997	1,546,504

Loss from operations	(216,213)	(159,109)	(373,725)	(1,546,504)

Interest income	-	1,637	85	10,295

Net loss	$(216,213)	$(157,472)	$(373,640)	$(1,536,209)

Net loss per share of common stock
– basic and diluted	$(.01)	$(.01)	$(.02)	$(.09)

Weighted average number of common shares outstanding – basic and diluted	27,473,340	16,473,340	20,180,300	16,298,687

See accompanying notes to condensed financial statements.

Symbollon Pharmaceuticals, Inc.

Condensed Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:

Net loss	$(373,640)	$(1,536,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	47,777	797,224
Issuance of securities for services rendered	110,000	30,800
Depreciation and amortization	18,438	26,157
Changes in operating assets and liabilities:
Inventory	30,085	-
Prepaid expenses	16,065	10,851
Rent Deposit	2,364	-
Accounts payable and other current liabilities	91,933	(209,330)

Net cash used in operating activities	(56,976)	(880,507)

Cash flows from investing activities:

Patent and trademark cost additions	-	(21,979)

Net cash used in investing activities	-	(21,979)

Net decrease in cash and cash equivalents	(56,976)	(902,486)

Cash and cash equivalents, beginning of period	66,242	1,102,381

Cash and cash equivalents, end of period	$9,266	$199,895

Supplemental information: There were no payments made for interest or income taxes during the nine months ended September 30, 2009 or 2008.
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

Our financial statements for the interim period ended September 30, 2009 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our Company as a going concern.  We had a net loss of $1,784,105 and $373,640 and negative cash flows from operations of $1,019,600 and $56,976 for the year ended December 31, 2008 and nine months ended September 30, 2009, respectively.  At September 30, 2009, we also had an accumulated deficit of $21,764,751 and negative working capital of $253,248.  These factors raise substantial doubt as to our ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize the Company’s assets and discharge our liabilities in other than the normal course of operations.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to receive continued financial support from the Company’s creditors, stockholders and external investors and to increase sales of IoGen, our dietary supplement marketed to promote breast health for women.  Management is actively seeking equity and debt financing from external investors, and is attempting to increase sales of IoGen.  The Company is also pursuing other strategic options, including possible sales or licenses of its technology or a sale or merger of the Company.  In December 2008, the Company transferred certain intellectual property in exchange for an equity stake in BioCide Pharma, Inc., a start-up company, and the assumption of approximately $18,000 in debt.  On June 30, 2009, Symbollon Pharmaceuticals, Inc. signed a distribution agreement with Integra Labs, Inc. granting Integra the exclusive right to distribute IoGen in countries allowing over-the-counter sales of the product.  Under the agreement, Integra will assume all manufacturing, sales and marketing responsibilities for the product.  Integra purchased Symbollon’s existing inventory of IoGen at cost.  Integra shall pay Symbollon a royalty on all sales of IoGen.

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

In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present our financial position, results of operations and cash flows.  The results of operations for the nine-month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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
Concentration of Credit Risks
In 2008, the Company launched IoGen as a dietary supplement for the promotion of female breast health.  In June 2009, the Company entered into a distribution agreement with Integra Labs.  Under the agreement Integra will pay a royalty on all IoGen sales.  The Company had no accounts receivables as of September 30, 2009.

Inventory	Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.
Long-Lived Assets
Long-lived assets, such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, the related assets are written down to fair value.  The Company does not believe that any of its long-lived assets are impaired at September 30, 2009.

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

Income Taxes
The Company follows the liability method of accounting for income taxes, as set forth in the Financial Accounting Standards Board (“FASB”) guidance.  Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities.  The Company records a valuation allowance against deferred tax assets unless it is more likely than not that such asset will be realized in future periods.

Fair value of Financial Instruments	The carrying amounts of cash and cash equivalents, other current assets and accounts payable approximate fair value based on their short-term maturities.
Equity Investment
On December 8, 2008, the Company acquired 625,000 shares of common stock in BioCide Pharma, Inc., a start-up venture, in exchange for a transfer of certain patent rights and assumption of liabilities.  The Company will account for this investment on the equity method.  At September 30, 2009, the Company’s investment had no recorded value.

Revenue Recognition
The Company recognizes revenue from its product sales and licensing arrangements in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.”  Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)
Research and Development	Research and development costs are expensed as incurred.
Stock-Based Compensation	The Company accounts for share-based compensation based on the option's fair value and the vesting period of the award.
Loss Per Share
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

Adoption of Warrant Accounting
In June 2008, FASB issued guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This guidance applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative. This guidance is effective for fiscal years beginning after December 15, 2008.  We have concluded that adoption of this guidance does not have a material impact on the Company’s financial statements.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

3. Stockholders’ Equity
Capital Stock
The Company has authorized 93,750,000 shares of Class A common stock, 1,250,000 shares of Class B common stock and 5,000,000 shares of preferred stock.  The Class A and Class B common stock are substantially identical except that holders of Class A common stock have the right to cast one vote for each share held and the Class B shareholders have the right to cast five votes for each share held.  As of September 30, 2009 and December 31, 2008, there were no shares of Class B common stock issued and outstanding.  The preferred stock may be issued in series, and shares of each series will have such rights and preferences as are fixed by the Company’s Board of Directors.  As of September 30, 2009 and December 31, 2008, there were no shares of preferred stock issued and outstanding.

Issuance of Common Stock and Common Stock Purchase Warrants
On January 18, 2008, the Company entered into a services agreement with The Number One Corporation.  In accordance with the services agreement, and as partial consideration for the services provided by the vendor, the Company agreed to issue 40,000 shares of Class A common stock upon execution of the agreement.  The Company has determined the fair value of the shares to be $30,800 which was recognized as an expense in general and administrative expenses in the accompanying statement of operations for the nine month periods ended September 30, 2008.  No expense related to these shares was recognized for the nine month period ended September 30, 2009.

On February 7, 2008, the Company issued 900,000 and 375,000 restricted shares to its executive officers, Merrs. Desjourdy and Kessler, respectively.  The shares were initially to vest one-third each of the next three anniversaries of the grant date.  On May 16, 2008, the Company fully vested the shares as part of the termination of the executive officers’ employment agreements.  The Company recorded $637,500 of stock-based compensation for the nine month period ended September 30, 2008, with $450,000 and $187,500 included in general and administrative expenses and in research and development costs, respectively.  No expense related to these shares was recognized for the nine month period ended September 30, 2009.

On June 29, 2009, the Company issued 10,000,000 shares to its executive officer, Mr. Desjourdy.  The Company recorded $100,000 of stock-based compensation for the three and nine month periods ended September 30, 2009 in accordance with applicable FASB guidance.

At September 30, 2009, warrants to purchase 7,293,732 shares of common stock are outstanding.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

4. Stock Plans
The Company has adopted two stock plans: a stock option plan and a nonemployee directors’ stock option plan.

The stock option plan provides for the grant of incentive stock options, nonqualified stock options and stock appreciation rights.  The stock option plan expired on August 4, 2008 with options to purchase 1,225,000 shares outstanding at September 30, 2009.  No future grants may be made under this plan.

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

The Company recorded $115,926 and $54,016 of stock-based compensation in general and administrative expenses for the three month periods ended September 30, 2009 and 2008, respectively.  The Company recorded $147,778 and $159,724 of stock-based compensation in general and administrative expenses for the nine month periods ended September 30, 2009 and 2008, respectively.  As of September 30, 2009, the unrecognized stock-based  compensation cost related to non-vested stock awards was $18,430.  This amount will be recognized in operations over a weighted average period of 3 months.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

4. Stock Plans (Continued)	The following table summarizes the Company’s stock option information as of and for the nine month period ended September 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2008	1,345,000	$ 0.90
Options granted	40,000	$ 0.01
Options expired	(7,500)	$ 1.60
Outstanding at September 30, 2009	1,377,500	$ 0.87	7.3	$800
Exercisable at September 30, 2009	1,197,500	$ 0.93	7.0	$0
(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the option exercise price.

No stock options wre granted during the three month periods ended September 30, 2009 and 2008.  For the nine month periods ended September 30, 2009 and 2008, the Company granted options for 40,000 and 180,000 shares exercisable between $0.01 and $0.65 per share.  The weighted-average grant date fair value of stock options granted during the nine month periods ended September 30, 2009 and 2008 was $0.01 and $0.39 per share, respectively.  No stock options were exercised during the nine month periods ended September 30, 2009 or 2008.

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

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

4. Stock Plans (Continued)
The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.  Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options.  The risk-free interest rate is the U.S. Treasury Strips rate on the date of grant.  The expected life was calculated using the method outlined in SEC Staff Accounting Bulletin Topic 14.D.2, “Expected Terms,” as the Company’s historical experience does not provide a reasonable basis for the expected term of the option.  Based on the recent history and current expectations, the Company has not adjusted the calculated value of the options for the nine month periods ended September 30, 2009 to reflect a forfeiture rate.

5. Loss Per Share
The Company’s basic and diluted net loss per share of common stock for the three and nine month periods ended September 30, 2009 and 2008 is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

The following table summarizes securities that were outstanding as of September 30, 2009 and 2008 but not included in the calculation of diluted net loss per share because such shares are antidilutive:

September 30,	2009	2008

Stock options	1,377,500	1,645,000
Stock warrants	7,293,732	7,929,193

6. Distribution Agreement
On June 30, 2009, Symbollon Pharmaceuticals, Inc. signed a distribution agreement with Integra Labs, Inc. granting Integra the exclusive right to distribute Symbollon’s IoGen in countries allowing over-the-counter sales of the product.  Under the agreement, Integra will assume all manufacturing, sales and marketing responsibilities for the product.  Integra purchased Symbollon’s existing inventory of IoGen at cost.  Integra shall pay Symbollon a royalty on all sales of IoGen.  The initial term of the agreement is for five years, subject to the achievement of certain milestones and minimum sales requirements.  Pursuant to the agreement, the parties intend to identify other OTC product opportunities for Symbollon’s iodine technology which would be distributed by Integra.

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

Going Concern

Our financial statements for the interim period ended September 30, 2009 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern.  We had a net loss of $1,784,105 and $373,640 and negative cash flows from operations of $1,019,600 and $56,976 for the year ended December 31, 2008 and nine months ended September 30, 2009, respectively.  At September 30, 2009, we also had an accumulated deficit of $21,764,751 and negative working capital of $253,248.  We do not have adequate cash resources to continue our base operation.  These factors raise substantial doubt as to our ability to continue as a going concern.

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

Results of Operations

Symbollon's net loss for the three-month period ended September 30, 2009 was $216,213, reflecting an increase of $58,741 from a net loss of $157,472 in the comparable 2008 period.  Symbollon's net loss for the nine-month period ended September 30, 2009 was $373,640, reflecting a decrease of $1,162,569 from a net loss of $1,536,209 in the comparable 2008 period.  The increased loss for the three-month period resulted primarily from increase stock-based employee compensation, partially offset by decreased clinical development expenses.  The decreased loss for the nine-month period resulted primarily from decreased clinical development expenses related to the clinical trials of IoGen, employee salaries and consulting and other third party expenses.  We expect to continue to incur operating losses for the foreseeable future.

Product revenues from sales of IoGen (our dietary supplement for breast health) for the three and nine-month periods ended September 30, 2009 were $30,701 and $32,272, respectively.  IoGen was launched for commercial sale in November 2008, and thus, there were no product revenues from sales of IoGen for the three and nine-month periods ended September 30, 2008.  Cost of goods sold for IoGen were $30,722 and $31,440 for the three and nine-month periods ended September 30, 2009, respectively.

Research and development expense for the three-month period ended September 30, 2009 was $0, reflecting a decrease of $9,442 from the research and development expenses in the comparable 2008 period.  Research and development expense for the nine-month period ended September 30, 2009 was $0, reflecting a decrease of $487,050 from the research and development expenses in the comparable 2008 period.  The decrease resulted from cessation of our research and development efforts, including the IoGen clinical trials.  We do not anticipate incurring further research and development expenses, unless and until, additional resources are secured by us.

General and administrative expenses for the three-month period ended September 30, 2009 were $216,192, reflecting an increase of $66,525 from the general and administrative expenses in the comparable 2008 period.  General and administrative expenses for the nine-month period ended September 30, 2009 were $374,557, reflecting a decrease of $684,897 from the general and administrative expenses in the comparable 2008 period.  The decrease in the general and administrative expenses was primarily due to decreased employee salaries and consulting and other third party expenses.  We anticipate that general and administrative expenses will decrease from current levels as we limit, or cease, activities over the remainder of 2009.

Our interest income for the three-month period ended September 30, 2009 was $0, reflecting a decrease of $1,637 from the interest income in the comparable 2008 period.  Our interest income for the nine-month period ended September 30, 2008 was $85, reflecting a decrease of $10,295 from the interest income in the comparable 2008 period.  The decrease resulted from a decrease in available funds for investment and in interest rates available on invested funds.

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

We continued to incur operating losses and have incurred a cumulative loss through September 30, 2009 of $21,764,751.  We also continue to have negative cash flow from operations of $56,976 for the nine months ended September 30, 2009.  As of September 30, 2009, we had negative working capital of $253,248.  We do not have the necessary liquidity and capital resources to sustain operations.  We are actively seeking equity and debt financing from external investors, and are attempting to increase sales of IoGen.  Any funding we do raise may be dilutive to existing stockholders.   We are also pursuing other strategic options, including possible sales or licenses of our technology or a sale or merger.  There can be no assurance that our efforts will be successful.  Failure to either obtain the support of additional external investors to finance the Company’s operations, increase sales of IoGen or execute our other strategic options will cause us to cease operations in the near future.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009.  Based upon that evaluation, in light of the absence of any segregation of duties, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2008 (absence of adequate segregation of duties) continues unremediated, due to our limited resources and employees.

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

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On October 1, 2009, the Company issued stock options to purchase 500,000 shares of Class A common stock to each of its four non-employee directors.  The options will vested one-half each of the next two anniversaries of the grant date.  The Company also revised the previous June 2009 stock grant to its executive officer by fully vesting such shares.

Item 6. Exhibits

See Index to Exhibits on page E-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMBOLLON PHARMACEUTICALS, INC.

Date: November 16, 2009	By: /s/ Paul C. Desjourdy____________________
Paul C. Desjourdy, President/CEO/CFO and authorized signatory

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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