Form 10-K
SYMBOLLON CORP
filed 2010-03-31
CIK 912086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)

[ x ]   ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

[   ]   TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934
For the transition period from __________ to __________

Commission file number 0-22872

SYMBOLLON PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	36-3463683 (I.R.S. employer identification no.)
99 West Street, Suite J Medfield, Massachusetts (Address of principal executive offices)	02052 (Zip Code)

 (508) 242-7500
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

As of June 30, 2009, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the issuer was approximately $466,400 based upon the closing price of such stock on that date.

As of March 31, 2010, 32,973,340 shares of Class A Common Stock of the issuer were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 26, 2010 are incorporated by reference into Part III hereof.  With the exception of the portions of such Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

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

PART I

Item 1.  Business

General Background

We are engaged in development and commercialization of proprietary iodine-based agents and antimicrobials (collectively referred to as "applications").  We are a Delaware corporation incorporated in August 1993 and are the successor by merger to a Massachusetts corporation incorporated in May 1991, which was the successor by merger to an Illinois corporation, which was incorporated in July 1986.  Following stockholder approval at the 2001 Annual Meeting of Stockholders, we changed our name from Symbollon Corporation to our current name.

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

Product Development

Since 2000, we have concentrated our product development efforts on the proposed product application for the treatment of fibrocystic breast disease.  We spent approximately $0 and $586,000 on research and development during the years ended December 31, 2009 and 2008, respectively.  In March 2008, we discontinued clinical development of the proposed product, Iogen, and decided to commercialize Iogen as a dietary supplement to promote breast health.  We launched commercial sale of Iogen in November 2008 through our web site www.BuyIogen.com.  Since we did not have adequate cash reserves to market the product, we entered into a distributor agreement with Integra Labs to market and distribute Iogen.  The distributor failed to commercialize Iogen, and we terminated the distributor agreement in January 2010.  We are now selling Iogen through our web site, and we are currently seeking to broaden product sales through third party distributors.

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

Iogen

We have developed an oral dosage form of our technology which generates molecular iodine in situ in the stomach of the patient.  We refer to this tablet as Iogen™.  Based on the available scientific literature, we believe that Iogen may be safe and effective in the prevention and treatment of certain female health problems, including some types of premenopausal breast cancer, FBD and endometriosis.  We have clinical data on over 2,000 women suffering from FBD who were treatment with our molecular iodine formulations.  FBD is a benign breast condition characterized by lumpiness, breast pain and tenderness (mastalgia).  FBD affects approximately thirty-five percent of the women of childbearing age, which represents in the United States about 24 million women.  It has been estimated that moderate to severe mastalgia occurs in approximately 11% of the women of childbearing age, or about 7.5 million women.

We initially began to pursue the clinical development of Iogen as a drug for the treatment of moderate to severe cyclic pain and fibrosis associated with FBD.  We successfully completed phase II studies of Iogen for the indication; however, in March 2008, we completed a Phase III clinical trial for the indication in which the results of the study did not achieve statistically significance.  While we have not definitely determined why the Phase III study was not successfully completed, part of the reason was probably due to our limited resources which negatively impacted our enrollment and ultimately, our ability to achieve statistically significance.

Based on the results of the Phase III Iogen study and our limited resources at the time, we determined that the best path to commercialization of Iogen was to launch the product as a dietary supplement.  We launched Iogen in March 2010 through our web site, www.BuyIogen.com.  We plan to pursue broader distribution channels for Iogen as we progress, including additional retail outlets and international markets.

Other Potential Applications

We believe that our technology has potential applications in the development of a variety of human healthcare and other products such as dermatology, topical anti-infectives, oral care and hygiene products, wound care applications, and as a preventive for urinary tract infection.  Given our limited resources, although certain preliminary research, development and regulatory activities may be undertaken by us in some of these potential product areas, our ability to fund the development and commercialization of such applications will depend in large part on entering into product development and commercialization agreements with corporate partners.  During 2010, we intend to pursue clinical development of certain of these applications as resources allow.

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

Government Regulation

Our research and development activities and the production and marketing of our current and proposed products are subject to regulation by numerous governmental authorities in the United States and comparable state agencies.  Foreign governments also regulate the development, production and marketing of products in their countries.  The development, manufacturing and marketing of human products are subject to regulation in the United States for safety and efficacy by the FDA in accordance with the Federal Food, Drug and Cosmetic Act.  There can be no assurances that regulatory approvals or clearances will be obtained for any applications of our technology once developed, that if granted they will not be withdrawn or that other regulatory action might not have an adverse impact on the ability to market our proposed products.

In the United States, human pharmaceuticals, and to lesser extent dietary supplements, are subject to rigorous FDA regulation including preclinical and clinical testing.  The process of completing clinical trials and obtaining FDA approvals for a new drug is likely to take a number of years, requires the expenditure of substantial resources and is often subject to unanticipated delays.  There can be no assurance that any proposed product will receive such approval on a timely basis, if at all.

The steps required before new pharmaceutical products for use in humans may be marketed in the United States include (i) preclinical trials, (ii) submission to the FDA of an Investigational New Drug (“IND”) application, which must be approved before human clinical trials commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) submission of a New Drug Application (“NDA”) for a new drug to the FDA and (v) FDA approval of the NDA prior to any commercial sale or shipment of the product.

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

Patents and Proprietary Rights

We consider patent protection of our iodine technology to be critical to our business prospects.  We currently hold nineteen patents in the United States relating to our technology.  In addition, we hold patents and have filed a number of patent applications relating to our technology in foreign countries.

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

There are several companies that market high potency iodine base dietary supplements.  Many, or all, of these companies have greater resources than us and these competitive products could adversely affect our ability to successful market Iogen.

Employees

As of December 31, 2009, we have 1 full time employee.  We have relationships with and from time to time engage the services of university professors and other qualified consultants to assist us in technological research and development.  Our employee is not currently represented by a labor union.  We believe that our future success is dependent to a significant degree on our being able to continue to attract and retain skilled personnel.

Executive Officers

Our executive officers are:

Name	Age	Position with the Company

Paul C. Desjourdy	48	President, Chief Executive Officer,
		Chief Financial Officer, General
		Counsel, Treasurer and Director

Jack H. Kessler, Ph.D.	59	Chaiman of the Board and Secretary

Certain biographical information regarding our executive officers of the Company is set forth below:

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

Jack H. Kessler, Ph.D., is the founder of the Company and has served as Secretary and a director since the Company's move to Massachusetts in May 1991, and as Chairman of the Board of Directors since May 1996.  Dr. Kessler held the title of Chief Executive Officer from December 1999 to June 2005, Chief Scientific Officer from May 1991 to June 2008, Executive Vice-President of the Company from May 1991 to December 1999, and from the Company’s formation in Illinois in 1986 until 1991 Dr. Kessler was the Company's sole stockholder and served as its sole officer and director.  From January 1990 until May 1991, he served as principal systems engineer for Kollsman Manufacturing Company, a diagnostic instrument design and manufacturing company.

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

RISKS ABOUT OUR BUSINESS

Our ability to continue as a “going concern” is uncertain

Our financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Report of our Independent Registered Public Accountants included herein contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.  We do not have adequate cash resources to continue our base operations in 2010.  The notes to our financial statements address management’s plans to address our ability to continue as a going concern.  We cannot assure you that our business plans will be successful in addressing these issues.  If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in our common stock.  Our ability to obtain additional funding will determine our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We lack the resources to continue our operations and need to raise funds and increase sales

At December 31, 2009, we had a working capital deficit of $339,600.  We have incurred a cumulative operating loss of $22,083,485 through December 31, 2009.  Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop Iogen and other potential product formulations, and from the associated administrative and patent costs.  We do not have enough cash to pay our currently due debts.  While we have reduced our expenditures for 2009 by ceasing the clinical development of Iogen, cutting payroll and other administrative expenses, we expect to incur additional operating losses during 2010.  In order to continue operations in 2010 we need to raise additional funding and increase sales of Iogen.  In December 2009 and January 2010 we raised $100,000 which will allow us to operate the Company for the first quarter of 2010.  If we fail to achieve profitable operations, raise additional funding to cover losses and pay existing debts, we will not be able to sustain operations and will go out of business.

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

Sales from our only product have been limited

Our only source of product revenue is Iogen, our dietary supplement for the promotion of breast health.  We launched commercial sales of Iogen in November 2008 and recorded nominal sales through June 2009.  In June 2009, we entered into a distributor agreement with Integra Labs regarding the sale and distribution of Iogen.  After Integra failed to commercialize Iogen, we terminated the distributor agreement.  We are now selling Iogen directly online and we are working to expand sales though various other distribution channels.  We do not currently have the resources to market the product, so it will be difficult to increase sales.  We are exploring relationships with distributors and other wholesale marketing networks to expand sales of Iogen.  Unless we are able to fund marketing to support sales of Iogen or enter into distribution relationships for Iogen, we will not be able to increase sales of Iogen.

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

We may be sued for product liability in the future and our liability insurance may not be adequate to cover the situation

We may be held liable if any product we sell, or any product which is made with the use of any of our technologies, causes injury or is found otherwise defective during product testing, manufacturing, marketing or sale.  We have product liability insurance; however, we may not have insurance coverage sufficient in amount and scope against potential liabilities or the claims may be excluded from coverage under the terms of the policy.  Our liability could exceed our total assets.  Further, product liability insurance is becoming increasingly expensive. As a result, we may not be able to obtain sufficient amounts of insurance coverage, obtain additional insurance when needed, or obtain insurance at a reasonable cost, which could prevent or inhibit the commercialization of our products or technology.  Any claims against us, regardless of their merit or eventual outcome, could have a serious and adverse effect upon our business.

We have no marketing experience within our company

We are selling Iogen directly to the market through our online web site, www.BuyIogen.com.  We have no marketing experience within our company.  We need significant additional resources to market the product.  Unless we raise additional funds or form new distribution relationships, we will have difficulty increasing Iogen sales.

We depend on our executive officer for our future success; his loss could adversely affect our ability to succeed

As of December 31, 2009, we have only one employee.  Our success depends to a significant extent on the performance and continued service of our Chief Executive Officer, President and Chief Financial Officer, Mr. Paul C. Desjourdy.  The loss of the services of our executive officer would disrupt our operations and would adversely affect our efforts to commercialize new products while we worked to replace the employee.  We do not maintain "key man" life insurance on our employee.  As a result, if our employee were to die or become unable to provide services for us, our operations would be disrupted and we would have no means of recovering any resulting losses.

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

We may never receive a benefit from our net operating losses

We have not recognized any benefit from the future use of existing NOL carryforwards.  We have not recognized any such benefit because our evaluation of all the available evidence does not indicate that it is more likely than not that we will generate sufficient future taxable income to realize such benefit.  We had federal income tax NOL carryforwards of approximately $17 million at December 31, 2009.  Starting in 2008, a portion of our NOL carryforwards will expire each year to the extent they have not been used to reduce taxable income prior to such time.  Our ability to use our NOL carryforwards to reduce taxable income is dependent upon, among other things, our not experiencing an "ownership change" of more than 50 percent during any three-year testing period as defined in the Internal Revenue Code.  While we have not made the necessary determination, we likely have experienced an ownership change in the past, and, if not, could very likely experience an ownership change from future sales of our securities.  If we have, or if we do, experience an ownership change of more than 50 percent as defined in the Internal Revenue Code, it could substantially limit the availability of our NOL carryforwards.

Compliance with new requirements under Section 404 of the Sarbanes-Oxley Act of 2002 may increase our costs and has indicated a material weakness in our internal controls

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in this annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2008.  Furthermore, beginning with our year ended December 31, 2010 our independent registered public accounting firm will be required to attest to whether it believes we have maintained, in all material respects, effective internal control over financial reporting.  We have and expect to continue to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

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

Item 2.  Description of Property

We sublease office space in Medfield, Massachusetts on a month-to-month basis for $900 per month.  We believe that this space is suitable and adequate for our current needs.

Item 3.  Legal Proceedings

We are not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2009.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Securities

Our Class A Common Stock trades on the OTC Bulletin Board under the symbol “SYMBA.OB.”  There can be no assurance that we will continue to be traded on the OTC Bulletin Board.  The following sets forth the high and low sales prices for the Class A Common Stock for each of the quarterly periods during fiscal 2009 and 2008, as reported by the OTC Bulletin Board.

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low

First quarter	$ 0.01	$ 0.01	$ 0.90	$ 0.46
Second quarter	0.05	0.01	0.80	0.03
Third quarter	0.07	0.01	0.04	0.02
Fourth quarter	0.17	0.03	0.03	0.01

There are no outstanding shares of our Class B Common Stock.

Approximate Number of Equity Security Holders

Based upon information supplied by our transfer agent, we believe that there were over 400 record holders of our Class A Common Stock as of March 31, 2010.  Based upon information supplied by our transfer agent, we believe that the number of beneficial holders of the Company's Class A Common Stock as of March 31, 2010 is in excess of 1,000.

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

On February 7, 2008, we issued 900,000 and 375,000 restricted shares to our executive officers, Merrs. Desjourdy and Kessler, respectively.  The shares were initially to vest one-third each of the next three anniversaries of the grant date.  On May 16, 2008, the Company fully vested the shares as part of the termination of the executive officers’ employment agreements.  The securities were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

On June 29, 2009, we issued 10,000,000 shares to our executive officer, Mr. Desjourdy and 1,000,000 shares to certain consultants.  The securities were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

On December 24, 2009, the Company sold in a private placement to accredited investors an aggregate of 1,250,000 shares of Class A common stock for net proceeds of $25,000 in cash.  On January 11, 2010, the Company sold in a private placement to accredited investors an aggregate of 3,750,000 shares of Class A common stock for net proceeds of $75,000 in cash.  The securities were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

Item 6.  Selected Financial Data

Not applicable.

Item 7.                        Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion contains forward-looking statements which involve risks and uncertainties.  See “Special Note Regarding Forward Looking Statements” and “Risk Factors” above in this Annual Report on Form 10-K.

Overview

We are a specialty biotechnology company.  We have a formulation iodine-based proprietary technology that has potential product applications in the areas of infection control and women’s healthcare.  In 1995, we launched our first commercial product, IodoZyme.  It generated approximately $2.8 million in sales.  IodoZyme is no longer being sold by our marketing partner.

Since 2000, we have concentrated our product development efforts on the proposed product application for the treatment of fibrocystic breast disease.  In March 2008, we discontinued clinical development of the proposed product, Iogen, and decided to commercialize Iogen as a dietary supplement to promote breast health.  We launched commercial sale of Iogen in November 2008 through our web site www.BuyIogen.com.  Since we did not have adequate cash reserves to market the product, we entered into a distributor agreement with Integra Labs to market and distribute Iogen.  The distributor failed to commercialize Iogen, and we terminated the distributor agreement in January 2010.  We are now selling Iogen through our web site, and we are currently seeking to broaden product sales through third party distributors.  We do not have adequate cash reserves to continue base operations in 2010.  In order for us to continue our operations, we must raise additional resources or increase sales of Iogen.  If we cannot secure additional resources or adequately increase sales of Iogen before existing resources are exhausted, we will have to cease operations.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern.  We had net losses of $692,372 and $1,784,105 and negative cash flows from operations of $76,530 and $1,019,600 for the years ended December 31, 2009 and 2008, respectively.  At December 31, 2009, we had an accumulated deficit of $22,083,485 and a negative working capital of $339,600.  We do not  have adequate cash resources to continue our base operations in 2010.  These factors raise substantial doubt as to our ability to continue as a going concern.

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

Valuation of Compensatory Stock Option Grants - The Company recognizes all share-based awards to employees, including grants of employee stock options, in the financial statements based on their fair values.  The Company uses the Black-Scholes option-pricing model to estimate fair value of stock option grants.  The Black-Scholes option-pricing model incorporates estimates for expected volatility, expected option life, risk-free interest rates and post-vesting employment termination behavior, and these estimates will affect the calculation of the fair value of the Company's stock option grants.  The Company adopted the modified prospective recognition method beginning with the first quarter of 2006.

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

Results of Operations

Fiscal 2009 versus Fiscal 2008

Symbollon's net loss in fiscal 2009 was $692,372, reflecting a decrease of $1,091,733 or 61.2% from a net loss of $1,784,105 in fiscal 2008.  This decreased loss resulted primarily from decreased clinical development expenses related to Iogen, consulting related expenses, investor relations expenses and compensation related to equity grants, partially offset by the writeoff of certain capitalized patent costs.

Product revenues from sales of Iogen (our dietary supplement for breast health) in fiscal 2009 were $2,582, reflecting an increase of $2,191 or 560.4% from sales of $391 in fiscal 2008.  Iogen was launched for commercial sale in November 2008.  Cost of goods sold for Iogen in fiscal 2009 were $1,485, reflecting an increase of $745 or 100.7% from cost of goods for Iogen of $740 in fiscal 2008.  In Janaury 2010 we terminated our relationship with the distributor of Iogen and repurchased the existing Iogen inventory for $30,000 (the same amount that the distributor paid to acquire the inventory).  The deferred revenue associated with this transaction was reversed at this time.

Research and development expenses decreased by $585,528 or 100% from $585,528 in fiscal 2008 to none in fiscal 2009.  The decrease resulted primarily from decreased clinical trial expenses associated with Iogen.  We ceased the clinical development of Iogen in March 2008 after an unsuccessful Phase III trial outcome.  We anticipate that our research and development expenses will remain low in 2010 as no further research and development efforts are planned due to financial constraints.

General and administrative expenses decreased by $515,797 or 42.7% from $1,209,352 in fiscal 2008 to $693,555 in fiscal 2009.  The decrease resulted primarily from decreased compensation related to equity grants, consulting related expenses and investor relations expenses, partially offset by the writeoff of certain capitalized patent costs.  We determined that the only patents with sufficient projected future cash flows to cover the capitalized costs at December 31, 2009 are the United States patents covering our product, Iogen.  We anticipate that general and administrative expenses will be consistent in 2010 due to financial constraints.

The Company’s interest income decreased by $11,038 or 99.2% from $11,124 in fiscal 2008 to $86 in fiscal 2009.  This decrease resulted from a decrease in cash balances available for investment throughout 2009.

Financial Condition, Liquidity and Capital Resources

We have funded our activities primarily through proceeds from private and public placements of equity securities.  During 1999, we sold 836,685 shares of common stock, together with warrants for a like number of shares, in a private placement, realizing net proceeds of approximately $1,356,000.  During 2000, we received net proceeds of approximately $1,761,000 from the exercise of 586,910 warrants issued as part of the 1999 private placement.  During 2004, we sold 1,261,692 shares of common stock, together with 630,846 warrants, in a private placement, for net proceeds of approximately $634,000 in cash and approximately $186,000 in prepaid services for manufacturing, consulting and clinical trial expenses.  During 2005, we sold 1,642,795 shares of Class A Common Stock for gross proceeds of $853,957 (aggregate net proceeds were $800,585) in an offering exclusively to foreign investors pursuant to Regulation S.  From December 2005 through March 2006, we issued 615,461 shares of Class A common stock and a like number of warrants for $332,775 in cash and prepaid consulting services upon exercise of privately placed warrants.  In June and August 2006, we sold 1,366,500 shares of common stock, together with warrants for a like number of shares, in a private placement, realizing net proceeds of approximately $1,342,340.  In December 2006 and January 2007, Symbollon raised net aggregate proceeds of $2,368,038 in a private placement of 3,213,632 shares of its Class A common stock and warrants for 2,410,224 shares.  From September through December 2007, Symbollon raised net proceeds of $1,704,350 in a private placement of 2,573,086 shares of its Class A common stock and a like number of warrants.  In December 2009 and January 2010, we sold 5,000,000 shares of Class A common stock in a private placement, realizing net proceeds of approximately $100,000.

During 2009, we continued to incur operating losses and have incurred a cumulative loss through December 31, 2009 of $22,083,485.  We also continue to have negative cash flow from operations of $76,530 for the year ended December 31, 2009.  As of December 31, 2009, we had negative working capital of $339,600.  We do not have the necessary liquidity and capital resources to sustain planned operations in 2010.  We are actively seeking equity and debt financing from external investors, and are attempting to increase sales of Iogen. Any funding we do raise may be dilutive to existing stockholders.   We are also pursuing other strategic options, including possible sales or licenses of our technology or a sale or merger.  There can be no assurance that our efforts will be successful.  Failure to either obtain the support of additional external investors to finance the Company’s operations, increase sales of Iogen or execute our other strategic options will cause us to cease operations in the near future.

The report of our independent registered public accountants  on our financial statements for the years ended December 31, 2009 and 2008 contains an explanatory paragraph, which indicates that we have incurred recurring losses and negative cash flows from operations that raises substantial doubt about our ability to continue as a going concern.  This report is not viewed favorably by analysts or investors and may make it more difficult for us to raise additional debt or equity financing needed to continue our operations.

During 2010, we are committed to pay on a month-by-month basis $18,000 as compensation to our current executive officer and $900 for lease payments on our facilities.  We have no other material capital expenditures planned during fiscal 2010.  At December 31, 2009, we had a net operating loss carryforward for federal income tax purposes of approximately $17,074,000 expiring at various dates through 2029 (from which, however, we may never receive a benefit).

Off Balance Sheet Arrangements

None.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risks

None.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Symbollon Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Symbollon Pharmaceuticals, Inc., as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Symbollon Pharmaceuticals, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations.  This in conjunction with the Company’s negative working capital deficit, raise substantial doubt about the entity’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Caturano and Company, P.C.

March 31, 2010
Boston, Massachusetts

Symbollon Pharmaceuticals, Inc.

Balance Sheets

	December 31,
	2009	2008

Assets

Current assets:
Cash and cash equivalents	$14,712	$66,242
Inventory	-	30,085
Prepaid expenses	1,375	21,263

Total current assets	16,087	117,590

Equipment and leasehold improvements, net of
accumulated depreciation	624	1,627

Other assets:
Equity Investments (Notes 2 and 10)	-	-
Patent and trademark costs, net of accumulated
amortization	4,299	206,216
Deposit	-	2,364

	$21,010	$327,797

Symbollon Pharmaceuticals, Inc.

Balance Sheets
(Continued)

	December 31,
	2009	2008

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$96,400	$63,014
Accrued clinical development expenses	112,765	112,765
Other current liabilities	146,522	-

Total current liabilities	355,687	175,779

Commitments (Notes 6, 7 and 9)

Stockholders’ equity (deficit):
Common stock, Class A, par value $.001 per share, 93,750,000 shares authorized, 28,723,340 and 16,473,340 shares issued and outstanding
as of December 31, 2009 and 2008, respectively	28,723	16,473
Convertible common stock, Class B, par value $.001
per share, 1,250,000 shares authorized and unissued	-	-
Preferred stock, par value $.001 per share, 5,000,000 shares
authorized and unissued	-	-
Additional paid-in capital	21,720,085	21,526,658
Accumulated deficit	(22,083,485)	(21,391,113)

Total stockholders' equity (deficit)	(334,677)	152,018

	$21,010	$327,797

See accompanying notes to financial statements.

Symbollon Pharmaceuticals, Inc.

Statements of Operations

	Year Ended December 31,
	2009	2008

Revenue:
Net product sales	$2,582	$391

Total revenues	2,582	391

Operating expenses:
Cost of goods sold	$1,485	$740
Research and development costs	-	585,528
General and administrative expenses	693,555	1,209,352

Total operating expenses	695,040	1,795,620

Loss from operations	(692,458)	(1,795,229)

Interest income	86	11,124

Net loss	$(692,372)	$(1,784,105)

Basic and diluted net loss per share of
common stock	$(0.03)	$(0.11)

Weighted average number of common shares
outstanding - basic and diluted	22,106,217	16,342,589

See accompanying notes to financial statements.

Symbollon Pharmaceuticals, Inc.

Statements of Stockholders’ Equity (Deficit)

	Common Stock
	$.001 Par Value		Additional
	Class A		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2007	15,158,340	$15,158	$20,645,933	$(19,607,008)	$1,054,083
Issuance of Shares – Executive Stock Grant	1,275,000	1,275	636,225	-	637,500
Issuance of Shares – Consultants	40,000	40	30,760	-	30,800
Stock Based Compensation	-	-	213,740	-	213,740
Net loss for the year	-	-	-	(1,784,105)	(1,784,105)

Balance, December 31, 2008	16,473,340	16,473	$21,526,658	$(21,391,113)	$152,018
Issuance of Shares – Executive Stock Grant	10,000,000	10,000	90,000	-	100,000
Issuance of Shares – Consultants	1,000,000	1,000	9,000	-	10,000
Issuance of Shares – Private Placement	1,250,000	1,250	23,750	-	25,000
Stock Based Compensation	-	-	70,677	-	70,677
Net loss for the year	-	-	-	(692,372)	(692,372)

Balance, December 31, 2009	28,723,340	$28,723	$21,720,085	$(22,083,485)	$(334,677)

See accompanying notes to financial statements.

Symbollon Pharmaceuticals, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2009	2008
Cash flows from operating activities:

Net loss	$(692,372)	$(1,784,105)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock-based compensation	128,416	851,240
Issuance of securities for services rendered	52,261	30,800
Depreciation and amortization	24,583	35,236
Loss on impairment of patents	178,337	78,632
Loss of rental deposit	2,364	-
Changes in operating assets and liabilities:
Inventory	30,085	(30,085)
Prepaid expenses	19,888	11,691
Accounts payable and other current liabilities	179,908	(213,009)
Net cash used in operating activities	(76,530)	(1,019,600)

Cash flows from investing activities:

Patent and trademark cost additions	-	(16,539)
Net cash used in investing activities	-	(16,539)

Cash flows from financing activities:

Proceeds from issuance of common stock and warrants	25,000	-
Net cash provided by financing activities	25,000	-

Net decrease in cash and cash equivalents	(51,530)	(1,036,139)

Cash and cash equivalents, beginning of period	66,242	1,102,381

Cash and cash equivalents, end of period	$14,712	$66,242
There were no payments made for interest or income taxes during 2009 or 2008.
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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern.  The Company had net losses of $692,372 and $1,784,105 and negative cash flows from operations of $76,530 and $1,019,600 for the years ended December 31, 2009 and 2008, respectively.  At December 31, 2009, the Company had an accumulated deficit of $22,083,485 and negative working capital of $339,600.  The Company does not have adequate cash resources to continue our base operations.  These factors raise substantial doubt about the company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize the Company’s assets and discharge our liabilities in other than the normal course of operations.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to receive continued financial support from the Company’s creditors, stockholders and external investors and to increase sales of Iogen, the Company’s dietary supplement marketed to promote breast health for women.  Management is actively seeking equity and debt financing from external investors, and is attempting to increase sales of Iogen.  The Company is also pursuing other strategic options, including possible sales or licenses of its technology or a sale or merger of the Company.  In December 2008, the Company transferred certain intellectual property in exchange for an equity stake in BioCide Pharma, Inc., a start-up company, and the assumption of approximately $18,000 in debt (see footnote 10 below).  In January 2010, the Company raised $75,000 in a private placement of 3,750,000 shares of common stock.  Failure to either obtain the support of additional external investors to finance the Company’s operations, increase sales of Iogen or execute the Company’s other strategic options will cause us to cease operations in the near future.

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
Concentration of Credit Risks
In 2008, the Company launched Iogen as a dietary supplement for the promotion of female breast health.  Currently, the Company is selling Iogen through its website, www.BuyIogen.com.  Purchases of Iogen are made through credit card transactions.  The Company had no accounts receivables as of December 31, 2009 or 2008.

Inventory	Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.
Long-Lived Assets
Long-lived assets, such as intangible assets and property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, the related assets are written down to fair value.  In 2009 and 2008, the Company performed an evaluation based on changes in events and circumstances related to the Company’s ability to generate sufficient projected future cash flows to cover the capitalized costs of certain patents.  Based on the evaluation, the Company wrote off $178,337 and $78,632, respectively, of impaired patent costs.  The Company does not believe that any of its other long-lived assets are impaired at December 31, 2009 or 2008.

Depreciation and Amortization	Equipment is stated at cost and is depreciated over its estimated useful life (ranging from 5-7 years) using the straight-line method.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

2. Summary of Significant Accounting Policies (Continued)
Intangible Assets
Intangible assets subject to amortization consist of patents and trademarks that have estimated useful lives ranging from 9-17 years and a weighted average remaining useful life of 5.9 years.  Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is rejected or there are other circumstances that indicate that the asset is impaired (as described above).

Income Taxes
The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities.  The Company records a valuation allowance against deferred tax assets unless it is more likely than not that such asset will be realized in future periods.

Fair value of Financial Instruments	The carrying amounts of cash and cash equivalents, other current assets and accounts payable approximate fair value based on their short-term maturities.
Equity Investment
On December 8, 2008, the Company acquired 625,000 shares of common stock in BioCide Pharma, Inc., a start-up venture, in exchange for a transfer of certain patent rights and assumption of liabilities.  The Company accounts for this investment on the equity method.  At December 31, 2009 and 2008, the Company’s investment had no recorded value.

Revenue Recognition
The Company recognizes revenue from its product sales and licensing arrangements in accordance with SEC guidelines.  Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

2. Summary of Significant Accounting Policies (Continued)
Research and Development	Research and development costs are expensed as incurred.
Stock-Based Compensation	The Company accounts for share-based compensation based on the option’s fair value and the vesting period of the award.
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

Adoption of Warrant Accounting
In June 2008, FASB issued guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This guidance applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative. This guidance is effective for fiscal years beginning after December 15, 2008.  We have concluded that adoption of this guidance on January 1, 2009 did not have a material impact on the Company’s financial statements.

3. Equipment and Leasehold Improvements	Equipment and leasehold improvements are stated at cost and consist of the following:

December 31,	2009	2008

Equipment and fixtures	$ 30,710	$ 161,610
Leasehold improvements	-	63,146

	30,710	224,756

Less accumulated depreciation	30,086	223,129

Equipment and leasehold improvements, net	$ 624	$ 1,627

Depreciation expense for the years ended December 31, 2009 and 2008 totaled $1,003 and $1,133, respectively.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

4. Patent and Trademark Costs	Patent and trademark costs consist of the following:

December 31,	2009	2008

Patent costs	$ 10,872	$ 314,910
Trademark costs	2,444	2,444
	13,316	317,354
Less accumulated amortization	9,017	111,138
Patent and trademark cost, net	$ 4,299	$ 206,216

Amortization expense related to these assets is estimated to be approximately $725 per year in fiscal years 2010 through 2016.  Amortization expense for the years ended December 31, 2009 and 2008 totaled $23,580 and $34,103, respectively.

5. Stockholders’ Equity
Capital Stock
The Company has authorized 93,750,000 shares of Class A common stock, 1,250,000 shares of Class B common stock and 5,000,000 shares of preferred stock.  The Class A and Class B common stock are substantially identical except that holders of Class A common stock have the right to cast one vote for each share held and the Class B shareholders have the right to cast five votes for each share held.  As of December 31, 2009 and 2008, there were no shares of Class B common stock issued and outstanding.  The preferred stock may be issued in series, and shares of each series will have such rights and preferences as are fixed by the Company’s Board of Directors.  As of December 31, 2009 and 2008, there were no shares of preferred stock issued and outstanding.

Issuance of Common Stock and Common Stock Purchase Warrants
The Company has recognized $52,261 and $30,800 of expense related to certain of the shares and warrants issued for services for the years ended December 31, 2009 and 2008, respectively, in the accompanying statements of operations.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

5. Stockholders’ Equity (Continued)
Issuance of Common Stock and Common Stock Purchase Warrants (Continued)
On January 18, 2008, the Company entered into a services agreement with The Number One Corporation.  In accordance with the services agreement, and as partial consideration for the services provided by the vendor, the Company agreed to issue 40,000 shares of Class A common stock upon execution of the agreement.  The Company has determined the fair value of the shares to be $30,800 which was recognized as an expense in general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2008.  No expense related to these shares was recognized for the year ended December 31, 2009.

On February 7, 2008, the Company issued 900,000 and 375,000 restricted shares to its executive officers, Messrs. Desjourdy and Kessler, respectively.  The shares were initially to vest one-third each of the next three anniversaries of the grant date.  On May 16, 2008, the Company fully vested the shares as part of the termination of the executive officers’ employment agreements.  The Company recorded $637,500 of stock-based compensation for the year ended December 31, 2008, with $450,000 and $187,500 included in general and administrative expenses and in research and development costs, respectively.  No expense related to these shares was recognized for the year ended December 31, 2009.

On June 29, 2009, the Company issued 10,000,000 shares to its executive officer, Mr. Desjourdy and 1,000,000 shares to certain consultants.  The Company recorded $110,000 of stock-based compensation for the year ended December 31, 2009 as general and administrative expenses.

On December 24, 2009, the Company sold in a private placement to accredited investors an aggregate of 1,250,000 shares of Class A common stock for net proceeds of $25,000 in cash.  On January 11, 2010, the Company sold in a private placement to accredited investors an aggregate of 3,750,000 shares of Class A common stock for net proceeds of $75,000 in cash.

At December 31, 2009, warrants to purchase 7,293,732 shares of common stock are outstanding.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

6. Stock Plans
The Company has adopted two stock plans:  a stock option plan and a nonemployee directors’ stock option plan.

The stock option plan provides for the grant of incentive stock options, nonqualified stock options and stock appreciation rights.  The stock option plan expired on August 4, 2008 with options to purchase 1,225,000 shares outstanding at December 31, 2009.  No future grants may be made under this plan.

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

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

6. Stock Plans (Continued)
Through December 31, 2008 the Company issued stock options to its employees and outside directors pursuant to stockholder-approved stock option plans.  On October 1, 2009 the Company issued stock options to its outside directors outside of a stockholder-approved stock option plan.  Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  Employee option awards generally vest over three years from the date of grant, and outside directors option awards generally vest over two years from the date of grant.  All option awards generally have 10-year contractual terms.  The Company attributes stock-based compensation cost to operations using the straight-line method over the applicable vesting period.

The Company recorded $170,678 and $213,740 of stock-based compensation for the years ended December 31, 2009 and 2008, respectively, in general and administrative expenses.  As of December 31, 2009 the unrecognized stock-based  compensation cost related to non-vested stock awards was $51,317.  This amount will be recognized in operations over a weighted average period of 12 months.

The following table summarizes the Company’s stock option information as of, and for the year ended December 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2008	1,345,000	$ 0.90
Options granted	2,040,000	$ 0.03
Options expired	(7,500)	$ 1.60
Outstanding at December 31, 2009	3,377,500	$ 0.37	8.5	$286,000
Exercisable at December 31, 2009	1,247,500	$ 0.93	6.6	$0
(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the option exercise price.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

6. Stock Plans (Continued)
For the years ended December 31, 2009 and 2008, the Company granted options for 2,040,000 and 180,000 shares exercisable between $0.01 and $0.65 per share.  The weighted-average grant date fair value of stock options granted during the years ended December 31, 2009 and 2008 was $0.03 and $0.39 per share, respectively.  No stock options were exercised during the years ended December 31, 2009 or 2008.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2009	2008

Weighted-average expected stock-price volatility	143-145%	88%

Weighted-average expected option life	6 years	6 years

Average risk-free interest rate	1.72-2.20%	2.79-3.28%

Average dividend yield	0.0%	0.0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.  Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options.  The risk-free interest rate is the U.S. Treasury Strips rate on the date of grant.  The expected life was calculated using the 0.0% simplified method as the Company’s historical experience does not provide a reasonable basis for the expected term of the option.  Based on the recent history and current expectations, the Company has not adjusted the calculated value of the options for the year ended December 31, 2009 to reflect a forfeiture rate.

All options outstanding at December 31, 2009 are expected to vest and are categorized by the following ranges in the table below:

Share Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Number of Shares
$0.21 to $1.00	$0.83	8.7	3,280,000
$1.00 to $3.63	$1.80	3.6	97,500
			3,377,500

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

All options exercisable at December 31, 2009 are categorized by the following ranges in the table below:

Share Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Number of Shares
$0.21 to $1.00	$0.85	6.9	1,150,000
$1.00 to $3.63	$1.82	3.6	97,500
			1,247,500

The weighted-average fair value of options granted during the years ended December 31, 2009 and 2008 was $0.03 and $0.53 per share, respectively.
7. Loss Per Share
The Company’s basic and diluted net loss per share of common stock for the years ended December 31, 2009 and 2008 is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

The following table summarizes securities that were outstanding as of December 31, 2009 and 2008 but not included in the calculation of diluted net loss per share because such shares are antidilutive:

December 31,	2009	2008

Stock options	3,377,500	1,345,000
Stock warrants	7,293,732	7,879,193

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

8. Income Taxes
The following table summarizes the significant differences between the benefit that would be recognized under the United States federal statutory tax rate and the Company’s effective tax rate for financial statement purposes:

December 31,	2009	2008

United States federal statutory tax rate	34%	34%
State taxes, net of United States
federal tax benefit	6%	6%

Valuation allowance provided against net
operating loss carry forwards and tax credits	(40%)	(40%)

Effective tax rate	- %	- %

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.  Deferred tax assets are comprised of the following:

December 31,	2009	2008

Tax credit carryforwards	$ 653,000	$ 685,000
Net operating loss carryforwards	6,830,000	7,268,000

Gross deferred tax asset	7,483,000	7,953,000

Deferred tax assets valuation
allowance	(7,483,000)	(7,953,000)

Net deferred tax assets	$ -	$ -

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

8. Income Taxes (Continued)
As of December 31, 2009 and 2008, the deferred tax assets have been fully offset by valuation allowances, since the realization of such amounts is uncertain.  The change in the valuation allowance during 2009 and 2008 was $470,000 and $87,000, respectively.

As of December 31, 2009, the Company has net operating loss carryforwards totaling approximately $17,074,000.  The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company’s common stock.

The following is a breakdown of the net operating loss expiration period:

Amount of
Expiration Date	Remaining NOL

2010	$ 1,374,000
2011	921,000
2018	897,000
2019	739,000
2020	476,000
2021	1,387,000
2022	612,000
2023	638,000
2024	2,061,000
2025	953,000
2026	2,319,000
2027	3,330,000
2028	840,000
2029	527,000

$ 17,074,000

In addition, the Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) of approximately $653,000, which are available to offset future taxable income and income tax liabilities, when earned or incurred.  These amounts expire in various years through 2029.  The amount of the tax credit carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company’s common stock.

The Company files income tax returns in the U.S. federal jurisdiction and in several state jurisdictions. For U.S. federal and state tax purposes, the tax years 2006 through 2009 remain open to examination.  In addition, the amount of the Company’s federal and state net operating loss carryforwards may be subject to examination and adjustment.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

9. Commitments
Facilities Lease	The Company leases its facilities on a month-to-month basis. Rent expense for the years ended December 31, 2009 and 2008 was approximately $35,700 and $42,300, respectively.
Employment Agreements
On January 3, 2006, the Company entered into employment agreements with its principal officers providing for minimum base compensation and severance pay which expire December 31, 2008.  On February 7, 2008, the Company entered into an amendment to those employment agreements with its principal officers extending the expiration of the agreements to December 31, 2011.   On May 16, 2008, the Company modified those employment agreements with with its principal officers to limit their term from December 2011 to June 2008.  The Company agreed to cover health insurance benefits for 12 months following the termination of the employment agreements.  After the termination of his current employment agreement, Mr. Desjourdy was employed by the Company in his current positions at $18,000 per month on a month-to-month basis.  For the years ended December 31, 2009 and 2008, the aggregate amount paid to the Company’s principal officers was $226,000 and $345,250, respectively.

Royalty Agreement
A royalty agreement with one of the inventors who assigned certain patent rights to the Company provides for royalties based on a percentage of the licensing revenues received by the Company from products falling within the scope of the patent rights.  The percentage varies from 1.5% to 5% depending on the gross revenues received, with maximum royalty payments under the agreement not to exceed $2,884,000.  Through December 31, 2009, no royalties have been earned under this agreement.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

9. Commitments (Continued)
Consulting Agreements
The Company has entered into various scientific advisory and consulting agreements to support its development activities.  These agreements generally expire over several future years.  Amounts charged to operations in connection with these agreements for the years ended December 31, 2009 and 2008 amounted to approximately $53,000 and $128,000, respectively.

Finder’s Fees
The Company has entered into agreements to pay finders’ fees for agreements entered into with certain companies for investment or revenue purposes.  The finders’ fees are based on a percentage of the investment or revenue.  No amounts were paid or accrued pursuant to any of these agreements during 2009 or 2008.

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

10. Related Party Transactions
A member of the Board of Directors provides legal services to the Company.  Amounts paid for legal services rendered by the director, either individually or through his firm, totaled $9,638 and $26,294 for the years ended December 31, 2009 and 2008, respectively.

The Company exchanges office space for services with a company owned by the spouse and in-law of one of the Company’s officers and directors.  The officer and director is also a director in the other company.  The estimated annual value for 2009 and 2008 of the relationship is $6,400 and $9,600, respectively.

On December 8, 2008 the Company signed a sale/license agreement with BioCide Pharma, Inc. covering upper respiratory tract products based on the Company’s proprietary iodine-based technology.  Under the agreement, the Company transferred ownership of its patent application covering use of its technology in the upper respiratory tract and granted an exclusive license to its other iodine-based technology for use in the field.  As partial consideration under the agreement, the Company received 625,000 shares of common stock in BioCide which represents 50% ownership of the company.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

10. Related Party Transactions (Continued)
Additionally, BioCide agreed to assume all of the Company’s outstanding patent fees and expenses (approximately $18,000) related to the patent application.  Under the agreement, BioCide is required to raise an aggregate of $1,250,000 in third party funding by the end of 2010.  So long as the Company retains at least a 10% ownership position in BioCide, it has the right to appoint one member of BioCide’s board of directors.  Two members of the Company’s Board of Directors own the remaining outstanding equity of BioCide, and are also officers and directors of BioCide.  As part of the transaction, one of the directors loaned BioCide $50,000 in order for BioCide to cover currently due patent prosecution expenses related to the transferred patent application.  Due to the uncertainty as to the recoverability of the assets received and its related party nature, no value has been assigned to the assets.

11. Subsequent Events
Private Placement Of Securities
On January 11, 2010, the Company sold in a private placement to accredited investors an aggregate of 3,750,000 shares of Class A common stock for net proceeds of $75,000 in cash.

The Company evaluated all events or transactions that occurred after December 31, 2009 through the date of this Annual Report.  The Company determined that it did not have any other subsequent events through March 31, 2010, which is the date the financial statements were issued, requiring recording or disclosure in the financial statements for the year ended December 31, 2009.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009.  Based upon that evaluation, in light of the issue(s) referenced below in Management’s Annual Report on Internal Control over Financial Reporting, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Management’s Annual Report On Internal Control Over Financial Reporting

Symbollon management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) for the Company.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

As a result of this material weakness in our internal control over financial reporting, our management concluded that our internal control over financial reporting, as of December 31, 2009, was not effective based on the criteria set forth by COSO in Internal Control - Integrated Framework.  A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

We incorporate herein by reference the information called for by this item from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting of Stockholders.

Information concerning our executive officers is contained in Part I of this report under the caption “Executive Officers.”

Item 11.  Executive Compensation

We incorporate herein by reference the information called for by this item from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate herein by reference the information called for by this item from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We incorporate herein by reference the information called for by this item from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting of Stockholders.

Item 14.  Principal Accountant Fees and Services

We incorporate herein by reference the information called for by this item from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting of Stockholders.

Item 15.  Exhibits, Financial Statement Schedules

See Index to Exhibits on Page E-1.  Compensatory plans and arrangements required to be filed as exhibits are as follows:

1           1993 Stock Option Plan, as amended.

2.   Form of Stock Option Agreement to be entered into between the Company and each option holder.

3           2006 Non-Employee Directors’ Stock Option Plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMBOLLON PHARMACEUTICALS, INC.

By:   /s/ Paul C. Desjourdy                                      ..
      Paul C. Desjourdy
      President

Date: March 31, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul C. Desjourdy	President, Chief Executive Officer,	March 31, 2010
Paul C. Desjourdy	Treasurer, Chief Financial Officer,
General Counsel, and Director
(Principal Executive, Financial
and Accounting Officer)

/s/ Jack H. Kessler	Chairman of the Board of Directors	March 31, 2010
Jack H. Kessler	and Secretary

/s/ James C. Richards	Director	March 31, 2010
James C. Richards

/s/ Richard F. Maradie	Director	March 31, 2010
Richard F. Maradie

/s/ Eugene Lieberstein	Director	March 31, 2010
Eugene Lieberstein

Symbollon Pharmaceuticals, Inc.
Index to Exhibits

3.1	Amended Certificate of Incorporation of the Company. (previously filed as exhibit 3.1 to Form 10-KSB for the year ended December 31, 2005 and incorporated by reference)
3.2	Amended By-Laws of the Company. (previously filed as exhibit 3.2 to Form 10-QSB for the quarter ended June 30, 1999 and incorporated by reference)
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

10.3	Agreement, dated August 31, 1992, among the Company, Dr. Jack H. Kessler and Dr. Robert Rosenbaum. (previously filed as exhibit number 10.8 of the Registration Statement and incorporated by reference)
10.4
Form of Stock Option Agreement to be entered into between the Company and each option holder. (previously filed as exhibit number 10.10 to Form 10-KSB for the year ended December 31, 1993 and incorporated by reference)

10.5	2006 Non-Employee Directors’ Stock Option Plan of the Company. (previously filed as exhibit number 10.1 to Form 8-K filed on May 30, 2006 and incorporated by reference)
10.6	1995 Non-Employee Directors’ Stock Option Plan of the Company. (previously filed as exhibit number 10.1 to Form 10-QSB for the quarter ended June 30, 1995 and incorporated by reference)
10.7
Form of Warrant for the purchase of shares of Class A Common Stock, dated as of February 28, 2006, issued to certain purchasers of the Company’s securities (previously filed as an exhibit number 10.1 to Form 8-K filed on March 7, 2006 and incorporated by reference)

10.8
Form of Warrant for the purchase of shares of Class A Common Stock, dated as of February 28, 2006, issued to certain purchasers of the Company’s securities (previously filed as exhibit number 10.1 to Form 8-K filed on March 7, 2006 and incorporated by reference)

10.9
Securities Purchase Agreement, dated as of June 2, 2006, between Symbollon and certain purchasers of Symbollon’s securities. (previously filed as exhibit number 10.1 to Form 8-K filed on June 7, 2006 and incorporated by reference)

10.10
Form of Redeemable Warrant expiring on June and August 2011 for the purchase of shares of Class A common stock issued to certain purchasers of Symbollon’s securities. (previously filed as exhibit number 10.2 to Form 8-K filed on June 7, 2006 and incorporated by reference)

10.11
Registration Rights Agreement, dated as of June 2, 2006, between Symbollon and certain purchasers of Symbollon’s securities. (previously filed as exhibit number 10.3 to Form 8-K filed on June 7, 2006 and incorporated by reference)

10.12
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

10.13
Form of Subscription Agreement, dated as of December 29, 2006, between Symbollon and certain purchasers of Symbollon’s securities. (previously filed as exhibit number 10.23 to the 2007 Registration Statement)

10.14
Securities Purchase Agreement, dated as of September 27, 2007, between Symbollon and certain purchasers of Symbollon’s securities (previously filed as exhibit number 10.1 to Form 10-QSB for the quarter ended September 30, 2007 and incorporated by reference)

10.15
Form of Subscription Agreement, dated as of September 27, 2007, between Symbollon and certain purchasers of Symbollon’s securities (previously filed as exhibit number 10.2 to Form 10-QSB for the quarter ended September 30, 2007 and incorporated by reference)

10.16
Form of Redeemable Warrant expiring on September 2012 for the purchase of shares of Class A common stock issued to certain purchasers of Symbollon’s securities (previously filed as exhibit number 10.3 to Form 10-QSB for the quarter ended September 30, 2007 and incorporated by reference)

10.17
Registration Rights Agreement, dated as of September 27 2007, between Symbollon and certain purchasers of Symbollon’s securities (previously filed as exhibit number 10.4 to Form 10-QSB for the quarter ended September 30, 2007 and incorporated by reference)

23.1           Consent of Caturano and Company, P.C.  Relating to Forms S-8 and SB-2. *
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

E-1