Form 10-K/A
period 2009-12-31
SYMBOLLON CORP
filed 2010-04-29
CIK 912086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K/A
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
Yes □ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes □  No ☒

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No □

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large-accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer □	Accelerated filer □
Non-accelerated filer □	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes □  No ☒

As of June 30, 2009, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the issuer was approximately $466,400 based upon the closing price of such stock on that date.

As of April 26, 2010, 33,140,006 shares of Class A Common Stock of the issuer were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Commission on March 31, 2010 (the “Report”) contemplated that certain information to be included in Part III of the Report would be incorporated into the Report by reference to our definitive Proxy Statement to be filed in anticipation of our 2010 annual meeting of stockholders. We do not anticipate filing our definitive Proxy Statement within the time period required for such incorporation by reference to be effective, so we are amending the Report to include the information required to be included in Part III of the Report.  Except for the foregoing amendment, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Report.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Board of Director

Pursuant to our Certificate of Incorporation, as amended, our Board of Directors, which currently consists of five members, is divided into three classes, designated Class I, Class II and Class III, each serving staggered three-year terms.  The terms of the Class I, II and Class II directors will expire at the 2010, 2010 and 2011 Annual Meetings of Stockholders, respectively.  The director will serve until the expiration of his term or until his successor is elected and qualified.

The following table provides the names and ages of the members of the Board of Directors, their respective principal occupations or employments during at least the past five years and the period during which each has served as a director of Symbollon.

Name	Age	Director Since	Principal Occupation, Other Business Experience and Other Directorships

Class I Directors to Serve Until the 2009 Annual Meeting of Stockholders

Paul C. Desjourdy…….…..	48	1996
Chief Executive Officer of Symbollon since June 2005,  President and General Counsel of Symbollon since December 1999, Chief Financial Officer since September 1993, and Treasurer from May 1994.  Attorney at the law firm of Choate Hall & Stewart from 1989 to 1993.  Certified Public Accountant at Arthur Andersen & Co. from 1983 to 1986.

Eugene Lieberstein.……….	71	1998
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

Class II Directors Whose Terms Continue Until the 2010 Annual Meeting of Stockholders

James C. Richards, Ph.D….	62	1991
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

Richard F. Maradie…….....	62	1998
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

Name	Age	Director Since	Principal Occupation, Other Business Experience and Other Directorships
Class III Director Whose Terms Continue Until the 2011 Annual Meeting of Stockholders

Jack H. Kessler, Ph.D….....	59	1986
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

Our Board of Directors met seven times in the fiscal year ended December 31, 2009.  The Delaware General Corporation Law provides that the Board of Directors, by resolution adopted by a majority of the entire board, may designate one or more committees, each of which shall consist of one or more directors.  The Board of Directors annually elects from its members the Executive Committee, Audit Committee, and Compensation Committee.  The Board of Directors does not have a Nominating Committee.  During the last fiscal year each of the directors attended at least 75% of the total number of meetings of the Board of Directors and of the committees on which each director serves.  Directors are encouraged to attend annual meetings of our stockholders.  Three directors attended our last annual meeting.

Executive Committee.  The Executive Committee exercises all the powers and authority of the Board of Directors in the management and affairs of Symbollon between meetings of the Board of Directors, to the extent permitted by law.  The current members of the Executive Committee are Messrs. Kessler (Chairman), Desjourdy and Richards.  The Executive Committee did not meet during fiscal 2009.

Audit Committee.  The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities by reviewing the financial information which will be provided to shareholders and others, the system of internal control which management has established, our process for monitoring compliance with laws and regulations, the independence of the outside auditors and the audit process.  It is the general responsibility of the Audit Committee to advise and make recommendations to the Board of Directors in all matters regarding our accounting methods and internal control procedures.  Specific duties of the Audit Committee are set forth in its charter.  The current members of the Audit Committee are Messrs. Richards (Chairman), Maradie and  Lieberstein.  One member of the Audit Committee, Mr. Maradie, is “independent” under the current NASDAQ stock market listing standards and SEC rules for audit committee member independence; the other two members are not independent under these standards and rules.  We do not have an audit committee financial expert serving on the Audit Committee because the Board of Directors believes that the current composition of the committee is adequate to fulfill its oversight responsibilities in light of the simplicity of our financial statements and accounting procedures.  Because our shares are not currently listed on a national securities exchange or national securities association, we are not subject to a requirement that each member of the Audit Committee be independent or that we have an audit committee financial expert.  The Audit Committee met four times during fiscal 2009.

Compensation Committee. The Compensation Committee reviews and recommends to the Board of Directors remuneration arrangements and compensation plans for our executives.  The current members of the Committee are Messrs. Maradie (Chairman), Richards and Lieberstein, all of whom are independent directors under the current NASDAQ stock market listing standards.  The Compensation Committee did not meet during fiscal 2009.  In order to determine the elements and levels of Symbollon’s executive compensation and to gain an understanding of any trends impacting compensation generally, the Compensation Committee from time to time gathers information on executive compensation, including salaries, stock options, bonuses and other benefits, from similarly situated biotechnology companies.  The Compensation Committee weighs this information and reviews Symbollon’s overall performance and makes recommendations regarding compensation to the full Board.  To date, no compensation consultant has been engaged to assist the Committee or the Board in connection with establishing executive compensation.  Our executive officers (who are also directors) interact with the Compensation Committee and the Board of Directors on compensation matters, but recommendations regarding executive officer or director compensation are made to the Board of Directors by the Compensation Committee or the independent directors on the Board of Directors and may not be delegated to other persons.  The Compensation Committee does not have a written charter.

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

Based solely upon a review of the copies of the forms furnished to us and written representations from our directors and officers, we believe that during 2009 all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent beneficial owners were timely satisfied.

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

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Total ($)

Paul C. Desjourdy	2009	$226,000 (3)	-0-	-0-	$226,000
Chief Executive Officer, President,	2008	$247,250	$450,000 (2)	-0-	$697,250
Chief Financial Officer and Treasurer

Jack H. Kessler (1)	2009	-0-	-0-	$14,039 (4)	$14,039
Chief Scientific Officer, Executive	2008	$100,000	$187,500 (2)	-0-	$287,500
Vice President and Secretary
__________________________
(1)	Dr. Kessler’s employment with the Company ended on June 30, 2008.
(2)
Messrs. Desjourdy and Kessler were issued 900,000 and 375,000 restricted shares of Class A common stock, respectively, on February 7, 2008 (the shares vest one-third each of the first three anniversaries).  Amounts set forth in this column represent the aggregate grant date fair value of these shares, computed in accordance with FAS 123R and recognized for financial statement purposes.

(3)
Mr. Desjourdy received $18,000 in cash paid, 10,000,000 shares of Class A common stock having a fair value on the grant date of $100,000, computed in accordance with FAS 123R and recognized for financial statement purposes, and $108,000 of his salary was accrued.

(4)
Dr. Kessler received in his role as an non-executive director options to purchase 10,000 and 500,000 shares of Class A Common Stock granted on January 2, 2009 and October 1, 2009, respectively (options vest one-half each of the first two anniversaries; are exercisable at $0.01 and $0.03, respectively, per share and have a 10 year term).  Amounts set forth in this Column represent the grant date fair value of these options, computed in accordance with FAS 123R and recognized for financial statements purposes, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31, 2009

Weighted-average expected stock-price volatility	143-145%

Weighted-average expected option life	6 years

Average risk-free interest rate	1.72-2.20%

Average dividend yield	0.0%

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

Outstanding Equity Awards at Fiscal Year End

The following table set forth certain information with respect to the number of unexercised outstanding equity awards held by each Named Executive Officer on December 31, 2009.

Outstanding Equity Awards at Fiscal Year-End
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Paul C. Desjourdy	600,000	-0-	$0.87	1/3/2016
	400,000	-0-	$0.90	12/29/2016

Jack H. Kessler	-0-	10,000	$0.01	1/2/2019
	-0-	500,000	$0.03	10/1/2019

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

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

James C. Richards	-0-	$14,039 (1) (2)	-0-	$14,039

Richard F. Maradie	-0-	$14,039 (1) (3)	-0-	$14,039

Eugene Lieberstein	-0-	$14,039 (1) (4)	$9,938 (5)	$23,977
_____________________________
(1)
Represents options to purchase 10,000 and 500,000 shares of Class A Common Stock granted on January 2, 2009 and October 1, 2009, respectively (options vest one-half each of the first two anniversaries; are exercisable at $0.03 and $0.01, respectively, per share and have a 10 year term).  Amounts set forth in this Column represent the grant date fair value of these options, computed in accordance with FAS 123R and recognized for financial statements purposes, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31, 2009

Weighted-average expected stock-price volatility	143-145%

Weighted-average expected option life	6 years

Average risk-free interest rate	1.72-2.20%

Average dividend yield	0.0%

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
(2)
Dr. Richards has options having a 10 year term to purchase 622,500 shares outstanding at December 31, 2009 by grants on October 1, 2009 for 500,000, February 7, 2008 for 50,000, May 19, 2004 for 25,000, annual grants of 2,500 each on the first business day of each year for an aggregate of 17,500 pursuant our 1995 Non-Employee Directors’ Stock Option Plan and annual grants of 10,000 on the first business day of 2007, 2008 and 2009 pursuant to our 2006 Non-Employee Directors’ Stock Option Plan.  In addition, he received a grant of options for 10,000 shares on the first business day of 2010 pursuant to our 2006 Non-Employee Directors’ Stock Option Plan.

(3)
Mr. Maradie has options having a 10 year term to purchase 622,500 shares outstanding at December 31, 2009 by grants on October 1, 2009 for 500,000, February 7, 2008 for 50,000, May 19, 2004 for 25,000, annual grants of 2,500 each on the first business day of each year for an aggregate of 17,500 pursuant our 1995 Non-Employee Directors’ Stock Option Plan and annual grants of 10,000 on the first business day of 2007, 2008 and 2009 pursuant to our 2006 Non-Employee Directors’ Stock Option Plan.  In addition, he received a grant of options for 10,000 shares on the first business day of 2010 pursuant to our 2006 Non-Employee Directors’ Stock Option Plan.

(4)
Mr. Lieberstein has options having a 10 year term to purchase 622,500 shares outstanding at December 31, 2009 by grants on October 1, 2009 for 500,000, February 7, 2008 for 50,000, May 19, 2004 for 25,000, annual grants of 2,500 each on the first business day of each year for an aggregate of 17,500 pursuant our 1995 Non-Employee Directors’ Stock Option Plan and annual grants of 10,000 on the first business day of 2007, 2008 and 2009 pursuant to our 2006 Non-Employee Directors’ Stock Option Plan.  In addition, he received a grant of options for 10,000 shares on the first business day of 2010 pursuant to our 2006 Non-Employee Directors’ Stock Option Plan.

(5)	Mr. Lieberstein provided legal services, either personally or through his firm, Baker & Hostetler, LLP, in which law firm he is a partner, during 2009.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 31, 2010 for (i) each of the our directors, (ii) each of the Named Executive Officers (as defined in “Executive Compensation”), (iii) all our directors and executive officers as a group and (iv) each person known by us to own beneficially 5% or more of the outstanding shares of Common Stock:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Paul C. Desjourdy (3)(4)	12,155,200	35.5%
Anthony J. Cantone (5)	2,065,459	6.0%
Dr. Jack H. Kessler (3)(6)	665,233	2.0%
Dr. James C. Richards (3)(7)	293,701	*
Eugene Lieberstein (3)(8)	184,868	*
Richard F. Maradie (3)(9)	115,000	*
All Executive Officers and Directors as a Group (5 persons) (10)	13,414,002	38.7%
____________________________________________
*	Less than 1% of the Common Stock outstanding.
(1)	All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.
(2)
Based upon 33,140,006 shares of Common Stock but also reflecting as outstanding, with respect to the relevant beneficial owner, the shares which that beneficial owner could acquire upon exercise of options exercisable within 60 days.

(3)	The address of Directors Kessler, Richards, Desjourdy, Maradie and Lieberstein is c/o Symbollon Pharmaceuticals, Inc., 99 West Street, Suite J, Medfield, MA 02052.
(4)	Includes currently exercisable options and warrants to purchase 1,070,000 shares of Common Stock.
(5)
Includes currently exercisable warrants to purchase 558,097 shares of Common Stock owned directly by Mr. Cantone, 125,000 shares and warrants to purchase 93,750 shares of Common Stock owned by his wife, which Mr. Cantone may be considered to beneficially own, and to have shared investment and voting power with respect to, and warrants to purchase 653,512 shares of Common Stock owned by Cantone Research, Inc., a securities broker/dealer owned by Mr. Cantone.  The address of Mr. Cantone is c/o Cantone Research, Inc., 766 Shrewsbury Avenue, Tinton Falls, NJ 07724.

(6)	Includes 1,100 shares owned by his minor child and currently exercisable options and warrants to purchase 65,000 shares of Common Stock.
(7)	Includes currently exercisable options to purchase 115,000 shares of Common Stock.
(8)	Includes currently exercisable options and warrants to purchase 122,692 shares of Common Stock.
(9)	Includes currently exercisable options to purchase 115,000 shares of Common Stock.
(10)	Includes currently exercisable options and warrants to purchase 1,487,692 shares of Common Stock held by executive officers and directors as a group.

The following table sets forth information, as of December 31, 2009, concerning shares issuable under all of our equity compensation plans.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	1,377,500 (1)	$0.83	400,000 (1)
Equity Compensation Plans Not Approved by Security Holders	13,655,000 (2)	$0.03	0 (2)
Total	15,032,500	$0.37	400,000
_____________________________
(1)	Reflects options granted under the 1993 Stock Option Plan, as amended, the 2003 Non-Employee Director Stock Option Plan or the 2006 Non-Employee Director Stock Option Plan.
(2)
Symbollon granted executives 10,275,000 shares of Class A Common Stock, consultants 1,230,000 shares of Class A Common Stock, the non-executive Board members options to purchase 2,000,000 shares of Class A Common Stock and warrants to purchase 150,000 shares of Class A Common Stock under various consulting agreements.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During 2009, we paid an aggregate of approximately $10,000 for legal services to one of our directors, Eugene Lieberstein or to Baker & Hostetler, LLP, of which law firm he was a partner.

We sublet office space for $900 per month from a company owned by the in-law of one of our officers and directors, Mr. Desjourdy.  Mr. Desjourdy is also a director in the other company.

On December 8, 2008, we signed a sale/license agreement with BioCide Pharma, Inc. covering upper respiratory tract products based on our proprietary iodine-based technology.  Under the agreement, we transfered ownership of our patent application covering use of our technology in the upper respiratory tract.  As partial consideration under the agreement, we received an equity position in BioCide equal to 50% ownership of the company.

Under the terms of the agreement, BioCide received ownership of our patent application covering use of our technology in the upper respiratory tract and obtained an exclusive license to our other iodine-based technology for use in the field.  As partial consideration for the transfer, BioCide issued 625,000 shares of its common stock which represents 50% of BioCide’s outstanding equity.  Additionally, BioCide agreed to assume all of our outstanding patent fees and expenses (approximately $18,000) related to the patent application.  Under the agreement, BioCide is required to raise $1,250,000 in equity and other funding by the end of 2010.  So long as we retain at least a 10% ownership position in BioCide, we have the right to appoint one member of the BioCide’s board of directors.  James Richards, a director of Symbollon, and Paul Desjourdy, an officer and director of Symbollon, own the remaining outstanding equity of BioCide.  Messrs. Richards and Desjourdy are also officers and directors of BioCide.  As part of the transaction, Mr. Richards loaned BioCide $50,000 in order for BioCide to cover currently due patent prosecution expenses related to the transferred patent application.

Item 14.  Principal Accountant Fees and Services

The following is a summary of the fees billed to Symbollon by Caturano and Company, P.C. for professional services rendered for the fiscal years ended December 31, 2009 and December 31, 2008:

Fee Category	Fiscal 2009 Fees	Fiscal 2008 Fees
Audit Fees	$13,000	$48,240
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$13,000	$48,240

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

All services provided by our independent registered public accounting firm, Caturano, are subject to pre-approval by our Audit Committee.  The Audit Committee has authorized the Chair of the Committee to approve services by Caturano in the event there is a need for such approval prior to the next full Audit Committee meeting.  However, a full report of any such interim approvals must be given at the next Audit Committee meeting.  Before granting any approval, the Audit Committee (or the committee Chair, if applicable) must receive: (1) a detailed description of the proposed service; (2) a statement from management as to why they believe Caturano is best qualified to perform the service; and (3) an estimate of the fees to be incurred.  Before granting any approval, the Audit Committee (or the committee Chair, if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on Caturano’s independence.  All Caturano services for 2009 and 2008 were pre-approved by the Audit Committee.

Audit Committee Report

Symbollon’s management is responsible for preparing Symbollon’s financial statements, and the independent registered public accounting firm, Caturano and Company, P.C., are responsible for performing an independent audit of Symbollon’s financial statements and expressing an opinion on the conformity of the financial statements with generally accepted accounting principles.  The Audit Committee oversees Symbollon’s financial reporting process on behalf of the Board of Directors.  In this context, the Audit Committee reports that:

The Audit Committee has reviewed and discussed with management our audited financial statements for the fiscal year ended December 31, 2009.

The Audit Committee has discussed with Caturano and Company, P.C., our independent registered public accounting firm, the matters required to be discussed by Statement on Auditing Standards No. 61, as modified or supplemented.

The Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (“Independence Discussions with Audit Committees”), as modified or supplemented, and has discussed with Caturano and Company, P.C. that firm’s independence.

Based upon the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for filing with the Securities and Exchange Commission.

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

Date: April 29, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul C. Desjourdy	President, Chief Executive Officer,	April 29, 2010
Paul C. Desjourdy	Treasurer, Chief Financial Officer,
General Counsel, and Director
(Principal Executive, Financial
and Accounting Officer)

/s/ Jack H. Kessler	Chairman of the Board of Directors	April 29, 2010
Jack H. Kessler	and Secretary

/s/ James C. Richards	Director	April 29, 2010
James C. Richards

/s/ Richard F. Maradie	Director	April 29, 2010
Richard F. Maradie

/s/ Eugene Lieberstein	Director	April 29, 2010
Eugene Lieberstein

Symbollon Pharmaceuticals, Inc.
Index to Exhibits

31.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Securities Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1
Certification of the Chief Executive Officer and Chief Financial Officer required by Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

E-1