Form 10-Q
period 2010-03-31
SYMBOLLON CORP
filed 2010-05-14
CIK 912086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of May 14, 2010, 33,140,006 shares of Class A Common Stock of the issuer were outstanding.

SYMBOLLON PHARMACEUTICALS, INC.

INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets – March 31, 2010
(unaudited) and December 31, 2009	3

Unaudited Condensed Statements of Operations
– For the three months ended
March 31, 2010 and 2009	5

Unaudited Condensed Statements of Cash Flows
- For the three months ended March 31, 2010 and 2009	6

Notes to the Unaudited Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis
Of Financial Conditions and Results of Operation	15

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	18

Item 4T. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits	19

SIGNATURES	19

EXHIBIT INDEX	E-1

Symbollon Pharmaceuticals, Inc.

Condensed Balance Sheets

	March 31, 2010 (unaudited)	December 31, 2009

Assets

Current assets:
Cash and cash equivalents	$9,701	$14,712
Prepaid expenses	1,319	1,375

Total current assets	11,020	16,087

Equipment and leasehold improvements, net of accumulated depreciation	487	624

Other assets:
Patent and trademark costs, net of accumulated amortization	4,078	4,299

	$15,585	$21,010

Symbollon Pharmaceuticals, Inc.

Condensed Balance Sheets (Continued)

	March 31, 2010 (unaudited)	December 31, 2009

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$106,173	$96,400
Accrued clinical development expenses	112,765	112,765
Other current liabilities	119,566	146,522

Total current liabilities	338,504	355,687

Stockholders’ deficit:
Common stock, Class A, par value $.001 per share, 93,750,000 shares authorized, 33,140,006 and 28,723,340 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	33,140	28,723
Convertible common stock, Class B, par value $.001 per share, 1,250,000 shares authorized and unissued	-	-
Preferred stock, par value $.001 per share, 5,000,000 shares authorized and unissued	-	-
Additional paid-in capital	21,850,701	21,720,085
Accumulated deficit	(22,206,760)	(22,083,485)

Total stockholders’ deficit	(322,919)	(334,677)

	$15,585	$21,010
See accompanying notes to condensed financial statements.

Symbollon Pharmaceuticals, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended March 31,
	2010	2009

Revenue:
Net product sales	$297	$ 454

Total revenues	297	454

Operating expenses:
Cost of goods sold	-	202
General and administrative	123,572	85,821

Total operating expenses	123,572	86,023

Loss from operations	(123,275)	(85,569)

Interest income	-	75

Net loss	$(123,275)	$ (85,494)

Net loss per share of common stock
– basic and diluted	$(.00)	$ (.01)

Weighted average number of common shares outstanding – basic and diluted	32,064,081	16,473,340

See accompanying notes to condensed financial statements.

Symbollon Pharmaceuticals, Inc.

Condensed Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:

Net loss	$(123,275)	$(85,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10,032	15,926
Issuance of securities for services rendered	-	-
Depreciation and amortization	358	6,146
Changes in operating assets and liabilities:
Inventory	-	45
Prepaid expenses	56	5,322
Accounts payable and other current liabilities	(17,182)	12,122

Net cash used in operating activities	(130,011)	(45,933)

Cash flows from financing activities:

Proceeds from issuance of common stock and warrants	125,000	-

Net cash used in investing activities	125,000	-

Net decrease in cash and cash equivalents	(5,011)	(45,933)

Cash and cash equivalents, beginning of period	14,712	66,242

Cash and cash equivalents, end of period	$9,701	$20,309

Supplemental information: There were no payments made for interest or income taxes during the three months ended March 31, 2010 or 2009.
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

Our financial statements for the interim period ended March 31, 2010 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company had a net loss of $692,372 and $123,275 and negative cash flows from operations of $76,530 and $130,011 for the year ended December 31, 2009 and three months ended March 31, 2010, respectively.  At March 31, 2010, the Company also had an accumulated deficit of $22,206,760 and negative working capital of $327,484.  The Company does not  have adequate cash resources to continue our base operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize the Company’s assets and discharge our liabilities in other than the normal course of operations.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to receive continued financial support from the Company’s creditors, stockholders and external investors and to increase sales of Iogen, the Company’s dietary supplement marketed to promote breast health for women.  Management is actively seeking equity and debt financing from external investors, and is attempting to increase sales of Iogen.  The Company is also pursuing other strategic options, including possible sales or licenses of its technology or a sale or merger of the Company.  In December 2008, the Company transferred certain intellectual property in exchange for an equity stake in BioCide Pharma, Inc., a start-up company, and the assumption of approximately $18,000 in debt. In December 2009 and January 2010, the Company raised $100,000 in a private placement of 5,000,000 shares of common stock.  In March 2010, the Company raised $50,000 in a private placement of 666,666 shares of common stock and a like number of warrants.  Failure to either obtain the support of additional external investors to finance the Company’s operations, increase sales of Iogen or execute our other strategic options will cause us to cease operations in the near future.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies
The accompanying unaudited financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in our Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present our financial position, results of operations and cash flows.  The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

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
Concentration of Credit Risks
In 2008, the Company launched Iogen as a dietary supplement for the promotion of female breast health.  Currently, the Company is selling Iogen through its website, www.BuyIogen.com.  Purchases of Iogen are made through credit card transactions.  The Company had no accounts receivables as of March 31, 2010.

Inventory	Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.
Long-Lived Assets
Long-lived assets, such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, the related assets are written down to fair value.  The Company does not believe that any of its long-lived assets are impaired at March 31, 2010.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)
Depreciation and Amortization	Equipment is stated at cost and is depreciated over its estimated useful life (ranging from 5-7 years) using the straight-line method.
Intangible Assets
Intangible assets subject to amortization consist of patents and trademarks that have estimated useful lives ranging from 15-17 years and a remaining weighted average useful life of 4.6 years.  Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is rejected or there are other circumstances that indicate that the asset is impaired (as described above).

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
Equity Investment
On December 8, 2008, the Company acquired 625,000 shares of common stock in BioCide Pharma, Inc., a start-up venture, in exchange for a transfer of certain patent rights and assumption of liabilities.  The Company accounts for this investment on the equity method.  At March 31, 2010, the Company’s investment had no recorded value.

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

Adoption of Warrant Accounting
In June 2008, FASB issued guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This guidance applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative. This guidance is effective for fiscal years beginning after December 15, 2008.  The Company has concluded that adoption of this guidance on January 1, 2009 did not have a material impact on the Company’s financial statements.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

3. Stockholders’ Equity
Capital Stock
The Company has authorized 93,750,000 shares of Class A common stock, 1,250,000 shares of Class B common stock and 5,000,000 shares of preferred stock.  The Class A and Class B common stock are substantially identical except that holders of Class A common stock have the right to cast one vote for each share held and the Class B shareholders have the right to cast five votes for each share held.  As of March 31, 2010 and December 31, 2009, there were no shares of Class B common stock issued and outstanding.  The preferred stock may be issued in series, and shares of each series will have such rights and preferences as are fixed by the Company’s Board of Directors.  As of March 31, 2010 and December 31, 2009, there were no shares of preferred stock issued and outstanding.

Issuance of Common Stock and Common Stock Purchase Warrants
On June 29, 2009, the Company issued 10,000,000 shares to its executive officer, Mr. Desjourdy and 1,000,000 shares to certain consultants.  The Company recorded $110,000 of stock-based compensation for the year ended December 31, 2009 as general and administrative expenses.  No expense related to these shares was recognized for the three months ended March 31, 2010.

On December 24, 2009, the Company sold in a private placement to accredited investors an aggregate of 1,250,000 shares of Class A common stock for net proceeds of $25,000 in cash.  On January 11, 2010, the Company sold in a private placement to accredited investors an aggregate of 3,750,000 shares of Class A common stock for net proceeds of $75,000 in cash.

On March 31, 2010, the Company sold in a private placement to accredited investors an aggregate of 666,666 shares of Class A common stock and a like number of warrants for net proceeds of $50,000 in cash.

At March 31, 2010, warrants to purchase 7,960,398 shares of common stock are outstanding.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

4. Stock Plans
The Company has adopted two stock plans:  a stock option plan and a nonemployee directors’ stock option plan.

The stock option plan provides for the grant of incentive stock options, nonqualified stock options and stock appreciation rights.  The stock option plan expired on August 4, 2008 with options to purchase 1,225,000 shares outstanding at March 31, 2010.  No future grants may be made under this plan.

On May 24, 2006 the Company adopted a 2006 nonemployee directors’ stock option plan that provides for the grant of nonstatutory stock options automatically on January 1 of each calendar year commencing on January 1, 2007.  The Company has reserved 500,000 shares for issuance under the plan.  Each outside director shall be granted an option to purchase 10,000 shares of Class A common stock at fair market value, vesting 50% on each of the first two anniversaries of the grant.  The nonemployee directors’ stock option plan expires on the first business day of 2017.  Under the this plan 360,000 shares are available for future grant.

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

The Company recorded $10,032 and $15,926 of stock-based compensation for the three months ended March 31, 2010 and 2009, respectively, included in general and administrative expenses.  As of March 31, 2010, the unrecognized stock-based  compensation cost related to non-vested stock awards was $46,839.  This amount will be recognized in operations over a weighted average period of 18 months.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

4. Stock Plans (Continued)	The following table summarizes the Company’s stock option information as of and for the three-month period ended March 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2009	3,377,500	$ 0.37
Options granted	40,000	$ 0.15
Options expired	(7,500)	$ 3.63
Outstanding at March 31, 2010	3,410,000	$ 0.36	8.3	$164,000
Exercisable at March 31, 2010	1,350,000	$ 0.87	6.5	$2,000
(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the option exercise price.

For the three months ended March 31, 2010 and 2009, the Company granted options for 40,000 and 40,000 shares exercisable between $0.01 and $0.15 per share.  The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2010 and 2009 was $0.01 and $0.15 per share, respectively.  No stock options were exercised during the three months ended March 31, 2010 or 2009.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2010	2009

Weighted-average expected stock-price volatility	143%	143%

Weighted-average expected option life	6 years	6 years

Average risk-free interest rate	2.65%	1.72%

Average dividend yield	0.0%	0.0%

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

4. Stock Plans (Continued)
The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.  Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options.  The risk-free interest rate is the U.S. Treasury Strips rate on the date of grant.  The expected life was calculated using the simplified method as the Company’s historical experience does not provide a reasonable basis for the expected term of the option.  Based on the recent history and current expectations, the Company has not adjusted the calculated value of the options for the three months ended March 31, 2010 to reflect a forfeiture rate.

5. Loss Per Share
The Company’s basic and diluted net loss per share of common stock for the three months ended March 31, 2010 and 2009 is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

The following table summarizes securities that were outstanding as of March 31, 2010 and 2009 but not included in the calculation of diluted net loss per share because such shares are antidilutive:

March 31,	2010	2009

Stock options	3,410,000	1,377,500
Stock warrants	7,960,398	7,293,732

6. Distribution Agreement
On June 30, 2009, the Company signed a distribution agreement with Integra Labs, Inc. granting Integra the exclusive right to distribute Iogen in countries allowing over-the-counter sales of the product.  Under the agreement, Integra purchased the Company’s existing inventory of Iogen at cost.  On January 19, 2010, the parties signed a mutual termination agreement terminating the distribution agreement.  As part of the terminatioin, the Company repurchased the Iogen inventory at cost.  This inventory has been fully reserved.

7. Subsequent Events
The Company evaluated all events or transactions that occurred after March 31, 2010 through the date of this Report.  The Company determined that it did not have any subsequent events through May 14, 2010, which is the date the financial statements were issued, requiring recording or disclosure in the financial statements for the year ended March 31, 2010.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion contains forward-looking statements which involve risks and uncertainties.  See “Forward Looking Statements” below and “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2009.

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

Going Concern

Our financial statements for the interim period ended March 31, 2010 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern.  We had net losses of $123,275 and $692,372 and negative cash flows from operations of $130,011 and $76,530 for the three months ended March 31, 2010 and the year ended December 31, 2009, respectively.  At March 31, 2010, we had an accumulated deficit of $22,206,760 and a negative working capital of $327,484.  We do not  have adequate cash resources to continue our base operations.  These factors raise substantial doubt as to our ability to continue as a going concern.

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

Forward-Looking Statements

In addition to the historical information contained herein, this Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements concerning plans, objectives, goals, strategies, prospects, revenues, liquidity and capital resources, financial needs and future performance, costs and expenditures.  Such statements may be identified or qualified, without limitation, by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions).  Investors are cautioned that forward-looking statements are inherently uncertain.  Actual performance, achievements and results may differ materially from those expressed, projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, uncertainty about our ability to continue as a going concern, our ability to raise any additional financing, our ability to increase the sales of Iogen, history (and expectation) of losses, uncertainty associated with preclinical and clinical testing, market acceptance, intense competition, lack of marketing experience, materials incompatibility, hazardous materials, and the other risks and uncertainties described or discussed in the section "Risk Factors" in the Annual Report on Form 10-K for the year ended December 31, 2009.  The forward-looking statements contained herein represent our judgment as of the date of this Quarterly Report on Form 10-Q, and we caution readers not to place undue reliance on such statements.

Results of Operations

Symbollon's net loss for the three-month period ended March 31, 2010 was $123,275, reflecting an increase of $37,781 or 44.2% from a net loss of $85,494 in the comparable 2009 period.  The increased loss for such period resulted primarily from increased employee salaries and consulting and other third party expenses.  We expect to continue to incur operating losses for the foreseeable future.

Product revenues from sales of Iogen (our dietary supplement for breast health) for the three-month period ended March 31, 2010 was $297, reflecting a decrease of $157 from sales in the comparable 2009 period.  Iogen was relaunched for commercial sale in March 2010.

General and administrative expenses for the three-month period ended March 31, 2010 were $123,572, reflecting an increase of $37,751 from the general and administrative expenses in the comparable 2009 period.  The increase in the general and administrative expenses was primarily due to increased employee salaries and consulting and other third party expenses.  We anticipate that general and administrative expenses will be consistent for the remainder of 2010 due to financial constraints.

There was no interest income for the three-month period ended March 31, 2010, reflecting a decrease of $75 from the interest income in the comparable 2009 period.  The decrease resulted from a decrease in available funds for investment.

Financial Condition, Liquidity and Capital Resources

We have funded our activities primarily through proceeds from private and public placements of equity securities.  In December 2009 and January 2010, we sold 5,000,000 shares of Class A common stock in a private placement, realizing net proceeds of approximately $100,000.  In March 2010, we sold 666,666 shares of Class A common stock and a like number of warrants in a private placement, realizing net proceeds of approximately $50,000.

We continue to incur operating losses and have incurred a cumulative loss through March 31, 2010 of $22,206,760.  We had negative cash flow from operations of $130,011 for the three months ended March 31, 2010.  As of March 31, 2010, we had negative working capital of $327,484.  We do not have the necessary liquidity and capital resources to sustain operations.  We are actively seeking equity and debt financing from external investors, and are attempting to increase sales of Iogen. Any funding we do raise may be dilutive to existing stockholders.   We are also pursuing other strategic options, including possible sales or licenses of our technology or a sale or merger.  There can be no assurance that our efforts will be successful.  Failure to either obtain the support of additional external investors to finance the Company’s operations, increase sales of Iogen or execute our other strategic options will cause us to cease operations in the near future.

The report of our independent registered public accountants  on our financial statements for the year ended December 31, 2009 contains an explanatory paragraph, which indicates that we have incurred recurring losses and negative cash flows from operations that raises substantial doubt about our ability to continue as a going concern.  This report is not viewed favorably by analysts or investors and may make it more difficult for us to raise additional debt or equity financing needed to continue our operations.

During 2010, we are committed to pay on a month-to-month basis $18,000 as compensation to our current executive officer and $900 for lease payments on our facilities.  We have no other material capital expenditures planned during fiscal 2010.  At December 31, 2009, we had a net operating loss carryforward for federal income tax purposes of approximately $17,074,000 expiring at various dates through 2029 (from which, however, we may never receive a benefit).  The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company’s common stock.

Item 3.  Quantitative an Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010.  Based upon that evaluation, in light of the issue(s) referenced below in Management’s Annual Report on Internal Control over Financial Reporting, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2009 (absence of adequate segregation of duties) continues unremediated, due to our limited resources and employees.

Part II - Other Information

Item 1. Legal Proceedings

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2010, we issued 3,750,000 shares of Class A common stock for $75,000 in cash in a private placement to accredited investors.  The shares were issued pursuant to Section 4(2) under the Securities Act.  Our reliance on the exemption was based, in part, on each purchaser’s status as an accredited investor (as defined by Rule 501 under the Securities Act).

In March 2010, we issued 666,666 shares of Class A common stock and a like under of warrants for $50,000 in cash in a private placement to accredited investors.  The shares were issued pursuant to Section 4(2) under the Securities Act.  Our reliance on the exemption was based, in part, on each purchaser’s status as an accredited investor (as defined by Rule 501 under the Securities Act).

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

SYMBOLLON PHARMACEUTICALS, INC.

Date: May 14, 2010	By: /s/ Paul C. Desjourdy____________________
Paul C. Desjourdy, President/CEO/CFO
and authorized signatory

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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