Form 10-Q
period 2010-06-30
SYMBOLLON CORP
filed 2010-08-16
CIK 912086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

As of August 13, 2010, 35,425,006 shares of Class A Common Stock of the issuer were outstanding.

SYMBOLLON PHARMACEUTICALS, INC.

INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets – June 30, 2010
(unaudited) and December 31, 2009	3

Unaudited Condensed Statements of Operations
– For the three and six months ended
June 30, 2010 and 2009	5

Unaudited Condensed Statements of Cash Flows
- For the six months ended June 30, 2010 and 2009	6

Notes to the Unaudited Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis
Of Financial Conditions and Results of Operation	15

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	18

Item 4T. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits	19

SIGNATURES	19

EXHIBIT INDEX	E-1

Symbollon Pharmaceuticals, Inc.

Condensed Balance Sheets

	June 30, 2010 (unaudited)	December 31, 2009

Assets

Current assets:
Cash and cash equivalents	$11,317	$14,712
Prepaid expenses	1,319	1,375

Total current assets	12,636	16,087

Equipment, net of accumulated depreciation	349	624

Other assets:
Patent and trademark costs, net of accumulated amortization	3,857	4,299

	$16,842	$21,010

Symbollon Pharmaceuticals, Inc.

Condensed Balance Sheets (Continued)

	June 30, 2010 (unaudited)	December 31, 2009

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$107,103	$96,400
Accrued clinical development expenses	112,765	112,765
Other current liabilities	164,349	146,522

Total current liabilities	384,217	355,687

Stockholders’ deficit:
Common stock, Class A, par value $.001 per share, 93,750,000 shares authorized, 35,425,006 and 28,723,340 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	35,425	28,723
Convertible common stock, Class B, par value $.001 per share, 1,250,000 shares authorized and unissued	-	-
Preferred stock, par value $.001 per share, 5,000,000 shares authorized and unissued	-	-
Additional paid-in capital	21,912,530	21,720,085
Accumulated deficit	(22,315,330)	(22,083,485)

Total stockholders’ deficit	(367,375)	(334,677)

	$16,842	$21,010
See accompanying notes to condensed financial statements.

Symbollon Pharmaceuticals, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue:
Net product sales	$1,713	$1,117	$2,010	$1,571

Total revenues	1,713	1,117	2,010	1,571

Operating expenses:
Cost of goods sold	1,955	517	1,955	718
General and administrative	108,328	72,544	231,900	158,365

Total operating expenses	110,283	73,061	233,855	159,083

Loss from operations	(108,570)	(71,944)	(231,845)	(157,512)

Interest income	-	10	-	85

Net loss	$(108,570)	$(71,934)	$(231,845)	$(157,427)

Net loss per share of common stock
– basic and diluted	$(.00)	$(.01)	$(.01)	$(.01)

Weighted average number of common shares outstanding – basic and diluted	33,415,336	16,715,098	32,743,441	16,594,887

See accompanying notes to condensed financial statements.

Symbollon Pharmaceuticals, Inc.

Condensed Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:

Net loss	$(231,845)	$(157,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	17,746	31,852
Issuance of securities for services rendered	31,400	10,000
Depreciation and amortization	718	12,293
Changes in operating assets and liabilities:
Inventory	-	130
Prepaid expenses	56	10,744
Accounts payable and other current liabilities	28,530	26,970

Net cash used in operating activities	(153,395)	(65,438)

Cash flows from financing activities:

Issuance of common stock and warrants	150,000	-

Net cash provided by financing activities	150,000	-

Net decrease in cash and cash equivalents	(3,395)	(65,438)

Cash and cash equivalents, beginning of period	14,712	66,242

Cash and cash equivalents, end of period	$11,317	$804

Supplemental information: There were no payments made for interest or income taxes during the six months ended June 30, 2010 or 2009.
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

Our financial statements for the interim period ended March 31, 2010 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company had a net loss of $692,372 and $108,570 and negative cash flows from operations of $76,530 and $153,395 for the year ended December 31, 2009 and six months ended June 30, 2010, respectively.  At June 30, 2010, the Company also had an accumulated deficit of $22,315,330 and negative working capital of $371,581.  The Company does not  have adequate cash resources to continue our base operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize the Company’s assets and discharge our liabilities in other than the normal course of operations.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to receive continued financial support from the Company’s creditors, stockholders and external investors and to increase sales of Iogen, the Company’s dietary supplement marketed to promote breast health for women.  Management is actively seeking equity and debt financing from external investors, and is attempting to increase sales of Iogen.  The Company is also pursuing other strategic options, including possible sales or licenses of its technology or a sale or merger of the Company. In December 2009 and January 2010, the Company raised $100,000 in a private placement of 5,000,000 shares of common stock.  In March 2010, the Company raised $50,000 in a private placement of 666,666 shares of common stock and a like number of warrants.  In June 2010, the Company raised $25,000 in a private placement of 1,250,000 shares of common stock.  Failure to either obtain the support of additional external investors to finance the Company’s operations, increase sales of Iogen or execute our other strategic options will cause us to cease operations in the near future.

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

In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present our financial position, results of operations and cash flows.  The results of operations for the six-month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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
Concentration of Credit Risks
In 2008, the Company launched IoGen as a dietary supplement for the promotion of female breast health.  Currently, the Company is selling IoGen through its website, www.BuyIoGen.com.  Purchases of IoGen are made through credit card transactions.  The Company had no accounts receivables as of June 30, 2010.

Inventory	Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market.
Long-Lived Assets
Long-lived assets, such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, the related assets are written down to fair value.  The Company does not believe that any of its long-lived assets are impaired at June 30, 2010.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)
Depreciation and Amortization	Equipment is stated at cost and is depreciated over its estimated useful life (ranging from 5-7 years) using the straight-line method.
Intangible Assets
Intangible assets subject to amortization consist of patents and trademarks that have estimated useful lives ranging from 9-17 years and a remaining weighted average useful life of 4.4 years.  Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is rejected or there are other circumstances that indicate that the asset is impaired (as described above).

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
Equity Investment
On December 8, 2008, the Company acquired 625,000 shares of common stock in BioCide Pharma, Inc., a start-up venture, in exchange for a transfer of certain patent rights and assumption of liabilities.  The Company will account for this investment on the equity method.  At June 30, 2010, the Company’s investment had no recorded value.

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

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

3. Stockholders’ Equity
Capital Stock
The Company has authorized 93,750,000 shares of Class A common stock, 1,250,000 shares of Class B common stock and 5,000,000 shares of preferred stock.  The Class A and Class B common stock are substantially identical except that holders of Class A common stock have the right to cast one vote for each share held and the Class B shareholders have the right to cast five votes for each share held.  As of June 30, 2009 and December 31, 2008, there were no shares of Class B common stock issued and outstanding.  The preferred stock may be issued in series, and shares of each series will have such rights and preferences as are fixed by the Company’s Board of Directors.  As of June 30, 2010 and December 31, 2009, there were no shares of preferred stock issued and outstanding.

Issuance of Common Stock and Common Stock Purchase Warrants
On June 29, 2009, the Company issued 10,000,000 shares to its executive officer, Mr. Desjourdy and 1,000,000 shares to certain consultants.  The Company recorded $110,000 of stock-based compensation for the year ended December 31, 2009 as general and administrative expenses.  No expense related to these shares was recognized for the three or six months ended June 30, 2010.

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

On June 30, 2010, the Company sold in a private placement to accredited investors an aggregate of 1,250,000 shares of Class A common stock for net proceeds of $25,000 in cash.

At June 30, 2010, warrants to purchase 7,960,398 shares of common stock are outstanding.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

4. Stock Plans
The Company has adopted two stock plans: a stock option plan and a nonemployee directors’ stock option plan.

The stock option plan provides for the grant of incentive stock options, nonqualified stock options and stock appreciation rights.  The stock option plan expired on August 4, 2008 with options to purchase 1,225,000 shares outstanding at June 30, 2010.  No future grants may be made under this plan.

The nonemployee directors’ stock option plan provides for the grant of nonstatutory stock options automatically on January 1 of each calendar year.  The Company has reserved 500,000 shares for issuance under the plan.  Each outside director shall be granted an option to purchase 10,000 shares of Class A common stock at fair market value, vesting 50% on each of the first two anniversaries of the grant.  The nonemployee directors’ stock option plan expires on the first business day of 2017.  There are 360,000 shares available for future grant or purchase under this plan.

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

The Company recorded $7,714 and $15,926 of stock-based compensation for the three month periods ended June 30, 2010 and 2009, respectively, included in general and administrative expenses.  The Company recorded $17,746 and $31,852 of stock-based compensation for the six month periods ended June 30, 2010 and 2009, respectively, included in general and administrative expenses.  As of June 30, 2010, the unrecognized stock-based  compensation cost related to non-vested stock awards was $39,125.  This amount will be recognized in operations over a weighted average period of 15 months.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

4. Stock Plans (Continued)	The following table summarizes the Company’s stock option information as of and for the six month period ended June 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2009	3,377,500	$ 0.37
Options granted	40,000	$ 0.15
Options expired	(7,500)	$ 3.63
Outstanding at June 30, 2010	3,410,000	$ 0.36	8.1	$800
Exercisable at June 30, 2010	1,350,000	$ 0.87	6.3	$400
(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the option exercise price.

No stock options wre granted during the three month periods ended June 30, 2010 and 2009.  For the six month periods ended June 30, 2010 and 2009, the Company granted options for 40,000 and 40,000 shares exercisable between $0.01 and $0.15 per share.  The weighted-average grant date fair value of stock options granted during the six month periods ended June 30, 2010 and 2009 was $0.01 and $0.15 per share, respectively.  No stock options were exercised during the six month periods ended June 30, 2010 or 2009.

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

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

4. Stock Plans (Continued)
The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.  Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options.  The risk-free interest rate is the U.S. Treasury Strips rate on the date of grant.  The expected life was calculated using the simplified method as the Company’s historical experience does not provide a reasonable basis for the expected term of the option.  Based on the recent history and current expectations, the Company has not adjusted the calculated value of the options for the three months ended June 30, 2010 to reflect a forfeiture rate.

5. Loss Per Share
The Company’s basic and diluted net loss per share of common stock for the three and six month periods ended June 30, 2010 and 2009 is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

The following table summarizes securities that were outstanding as of June 30, 2010 and 2009 but not included in the calculation of diluted net loss per share because such shares are antidilutive:

June 30,	2010	2009

Stock options	3,410,000	1,377,500
Stock warrants	7,960,398	7,293,732

6. Distribution Agreement
On June 30, 2009, the Company signed a distribution agreement with Integra Labs, Inc. granting Integra the exclusive right to distribute Iogen in countries allowing over-the-counter sales of the product.  Under the agreement, Integra purchased the Company’s existing inventory of Iogen at cost.  On January 19, 2010, the parties signed a mutual termination agreement terminating the distribution agreement.  As part of the termination, the Company repurchased the Iogen inventory at cost.  This inventory has been fully reserved.

7. Subsequent Events
The Company evaluated all events or transactions that occurred after June 30, 2010 through the date of this Report.  The Company determined that it did not have any subsequent events through August 16, 2010, which is the date the financial statements were issued, requiring recording or disclosure in the financial statements for the period ended June 30, 2010.

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

Going Concern

Our financial statements for the interim period ended June 30, 2010 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern.  We had a net loss of $231,845 and $692,372 and negative cash flows from operations of $153,395 and $76,530 for the six months ended June 30, 2010 and the year ended December 31, 2009, respectively.  At June 30, 2010, we also had an accumulated deficit of $22,315,330 and negative working capital of $371,581.  We do not have adequate cash resources to continue our base operation.  These factors raise substantial doubt as to our ability to continue as a going concern.

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

Results of Operations

Symbollon's net loss for the three-month period ended June 30, 2010 was $108,570, reflecting an increase of $36,636 from a net loss of $71,934 in the comparable 2009 period.  Symbollon's net loss for the six-month period ended June 30, 2010 was $231,845, reflecting an increase of $74,418 from a net loss of $157,427 in the comparable 2009 period.  The increased loss for such periods resulted primarily from increased employee salaries and consulting and other third party expenses.  We expect to continue to incur operating losses for the foreseeable future.

Product revenues from sales of IoGen (our dietary supplement for breast health) for the three and six-month periods ended June 30, 2010 were $1,713 and $2,010, respectively, reflecting an increase of $596 and $439, respectively, from sales in the comparable 2009 periods.  IoGen was initially launched for commercial sale in November 2008, but sales were discontinued in the third quarter of 2009.  Iogen was relaunched for commercial sale in March 2010.  Sales of Iogen remain weak due to a lack of sales and marketing resources.

General and administrative expenses for the three-month period ended June 30, 2010 were $108,328, reflecting an increase of $35,784 from the general and administrative expenses in the comparable 2009 period.  General and administrative expenses for the six-month period ended June 30, 2010 were $231,900, reflecting an increase of $73,535 from the general and administrative expenses in the comparable 2009 period.  The increase in the general and administrative expenses was primarily due to increased employee salaries and consulting and other third party expenses.  We anticipate that general and administrative expenses will be consistent for the remainder of 2010 due to financial constraints.

There was no interest income for the three and six-month periods ended June 30, 2010, reflecting a decrease of $10 and $85, respectively, from the interest income in the comparable 2009 periods.  The decrease resulted from a decrease in available funds for investment.

Financial Condition, Liquidity and Capital Resources

We have funded our activities primarily through proceeds from private and public placements of equity securities.  In December 2009 and January 2010, we sold 5,000,000 shares of Class A common stock in a private placement, realizing net proceeds of approximately $100,000.  In March 2010, we sold 666,666 shares of Class A common stock and a like number of warrants in a private placement, realizing net proceeds of approximately $50,000.  In June 2010, we sold 1,250,000 shares of Class A common stock in a private placement, realizing net proceeds of approximately $25,000.

We continue to incur operating losses and have incurred a cumulative loss through June 30, 2010 of $22,315,330.  We had negative cash flow from operations of $153,395 for the six months ended June 30, 2010.  As of June 30, 2010, we had negative working capital of $371,581.  We do not have the necessary liquidity and capital resources to sustain operations.  We are actively seeking equity and debt financing from external investors, and are attempting to increase sales of Iogen. Any funding we do raise may be dilutive to existing stockholders.   We are also pursuing other strategic options, including possible sales or licenses of our technology or a sale or merger.  There can be no assurance that our efforts will be successful.  Failure to either obtain the support of additional external investors to finance the Company’s operations, increase sales of Iogen or execute our other strategic options will cause us to cease operations in the near future.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010.  Based upon that evaluation, in light of the issue(s) referenced below in Management’s Annual Report on Internal Control over Financial Reporting, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2009 (absence of adequate segregation of duties) continues unremediated, due to our limited resources and employees.

Part II - Other Information

Item 1. Legal Proceedings

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2010, we issued 1,250,000 shares of Class A common stock for $25,000 in cash in a private placement to accredited investors.  The shares were issued pursuant to Section 4(2) under the Securities Act.  Our reliance on the exemption was based, in part, on each purchaser’s status as an accredited investor (as defined by Rule 501 under the Securities Act).

In June 2010, we issued 1,035,000 shares of Class A common stock as consideration for services provided by third party consultants and for $10,000 of outstanding payables.  The shares were issued pursuant to Section 4(2) under the Securities Act.

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

SYMBOLLON PHARMACEUTICALS, INC.

Date: August 16, 2010	By: /s/ Paul C. Desjourdy____________________
Paul C. Desjourdy, President/CEO/CFO and authorized signatory

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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