Form 10-K
period 2010-12-31
SYMBOLLON CORP
filed 2011-04-15
CIK 912086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)

[ x ]   ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

As of June 30, 2010, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the issuer was approximately $724,900 based upon the closing price of such stock on that date.

As of March 31, 2011, 43,656,673 shares of Class A Common Stock of the issuer were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 22, 2011 are incorporated by reference into Part III hereof.  With the exception of the portions of such Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

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

Product Development

Since 2000, we have concentrated our product development efforts on the proposed product application for the treatment of fibrocystic breast disease.  We spent none and $29,955 on research and development during the years ended December 31, 2010 and 2009, respectively.  In March 2008, we discontinued clinical development of the proposed product, Iogen, and decided to commercialize Iogen as a dietary supplement to promote breast health.  We launched commercial sale of Iogen in November 2008 through our web site www.BuyIogen.com.  Since we did not have adequate cash reserves to market the product, we discontinued direct sales efforts and entered into a distributor agreement with Integra Labs to market and distribute Iogen.  The distributor failed to commercialize Iogen, and we terminated the distributor agreement in January 2010.  We are now selling Iogen through our web site and certain retail outlets, and we are currently seeking to broaden product sales through third party distributors.

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

Based on the results of the Phase III Iogen study and our limited resources at the time, we determined that the best path to commercialization of Iogen was to launch the product as a dietary supplement.  We are marketing Iogen through our web site, www.BuyIogen.com and certain limited retail outlets.  We plan to pursue broader distribution channels for Iogen as we progress, including additional retail outlets and international markets.

Other Potential Applications

We believe that our technology has potential applications in the development of a variety of human healthcare and other products such as dermatology, topical anti-infectives, oral care and hygiene products, wound care applications, and as a preventive for urinary tract infection.  Given our limited resources, although certain preliminary research, development and regulatory activities may be undertaken by us in some of these potential product areas, our ability to fund the development and commercialization of such applications will depend in large part on entering into product development and commercialization agreements with corporate partners.  During 2011, we intend to pursue clinical development of certain of these applications as resources allow.

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

Marketing and Distribution

We are currently marketing Iogen through our web site, www.BuyIogen.com and certain limited retail outlets.  We are seeking to expand our marketing and distribution of Iogen through others having pre-established marketing and distribution networks pursuant to contractual arrangements such as joint venture, licensing, distribution or similar collaborative agreements.

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

Patents and Proprietary Rights

We consider patent protection of our iodine technology to be critical to our business prospects.  We currently hold twelve patents in the United States relating to our technology.  In addition, we hold patents and have filed a number of patent applications relating to our technology in foreign countries.

Listing of United States Patents

Patent Number	Title	Issue Date
5,227,161	“Method to Clean and Disinfect Pathogens on the Epidermis by Applying a Composition Containing Peroxidase, Iodide Compound and Surfactant”	July 13, 1993
5,370,815	“Viscous Epidermal Cleaner and Disinfectant”	December 6, 1994
5,389,385	“Treatment of Iodine Deficiency Diseases”	February 14, 1995
5,589,198	“Treatment of Iodine Deficiency Diseases”	December 31, 1996
5,885,592	“Method & Pharmaceutical Compositions for Oral Administration of Molecular Iodine”	March 23, 1999
5,910,318	“Treatment of Iodine Deficiency Diseases”	June 8, 1999
5,955,101	“Dry Starch-Iodine Pharmaceutical Formulations”	September 21, 1999
5,962,029	“Iodine Germicides that Continuously Generate Free Molecular Iodine”	November 5, 1999
6,019,970	“Treatment of Iodine Deficiency Diseases”	February 1, 2000
Re 36,605	“Reissue of 08/963,900 Method to Clean and Disinfect Pathogens”	March 7, 2000
6,248,335	“Stabilized Oral Pharmaceutical Composition Containing Iodide and Iodate”	June 19, 2001
6,432,426	“Non-Staining Topical Iodine Composition and Method”	August 13, 2002

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

Employees

As of December 31, 2010, we have 1 full time employee.  We have relationships with and from time to time engage the services of university professors and other qualified consultants to assist us in technological research and development.  Our employee is not currently represented by a labor union.  We believe that our future success is dependent to a significant degree on our being able to continue to attract and retain skilled personnel.

Executive Officers

Our executive officers are:

Name	Age	Position with the Company

Paul C. Desjourdy	49	President, Chief Executive Officer,
		Chief Financial Officer, General
		Counsel, Treasurer and Director

Jack H. Kessler, Ph.D.	60	Chaiman of the Board and Secretary

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

Jack H. Kessler, Ph.D., is the founder of the Company and has served as Secretary and a director since the Company's move to Massachusetts in May 1991, and as Chairman of the Board of Directors since May 1996.  Dr. Kessler is currently a principal systems engineer for Kollsman Manufacturing Company, a diagnostic instrument design and manufacturing company, since July 2010.  Dr. Kessler held the title of Chief Executive Officer from December 1999 to June 2005, Chief Scientific Officer from May 1991 to June 2008, Executive Vice-President of the Company from May 1991 to December 1999, and from the Company’s formation in Illinois in 1986 until 1991 Dr. Kessler was the Company's sole stockholder and served as its sole officer and director.  From January 1990 until May 1991, he served as principal systems engineer for Kollsman Manufacturing Company, a diagnostic instrument design and manufacturing company.

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

RISKS ABOUT OUR BUSINESS

Our ability to continue as a “going concern” is uncertain

Our financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Report of our Independent Registered Public Accountants included herein contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.  We do not have adequate cash resources to continue our base operations in 2011.  The notes to our financial statements address management’s plans to address our ability to continue as a going concern.  We cannot assure you that our business plans will be successful in addressing these issues.  If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in our common stock.  Our ability to obtain additional funding will determine our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We lack the resources to continue our operations and need to raise funds and increase sales

At December 31, 2010, we had a working capital deficit of $433,319.  We have incurred a cumulative operating loss of $22,531,662 through December 31, 2010.  Our losses have resulted principally from costs incurred in research and development activities related to our efforts to develop Iogen and other potential product formulations, and from the associated administrative and patent costs.  We do not have enough cash to pay our currently due debts.  While we have reduced our expenditures by ceasing the product development, cutting payroll and other administrative expenses, we expect to incur additional operating losses during 2011.  In order to continue operations in 2011 we need to raise additional funding and increase sales of Iogen.  In December 2010 and February 2011 we raised $62,000 which will allow us to operate the Company for the first quarter of 2011.  If we fail to achieve profitable operations, raise additional funding to cover losses and pay existing debts, we will not be able to sustain operations and will go out of business.

Our common stock is currently traded on the OTCQB, is thinly traded, and is subject to the “penny stock rules.”  There is very little market support for our common stock.  So long as these conditions exist, future financings will continue to be difficult.  This could impact the terms and conditions upon which we are able to sell securities and raise funds.  In light of the lack of support for our common stock price, any funds raised through equity financing would likely be at below market and dilutive to our existing stockholders.  If adequate funds are not available, we would be forced to cease operations.  We cannot assure you that we will be able to raise the necessary financing on acceptable terms, or at all, or succeed in increasing sales of Iogen.  As indicated above, our independent registered public accountant’s report on our financial statements includes a “going concern” qualification.

Sales from our only product have been limited

Our only source of product revenue is Iogen, our dietary supplement for the promotion of breast health.  We launched commercial sales of Iogen in November 2008 and recorded nominal sales through June 2009.  In June 2009, we entered into a distributor agreement with Integra Labs regarding the sale and distribution of Iogen.  After Integra failed to commercialize Iogen, we terminated the distributor agreement.  We are now selling Iogen directly online and through certain limited retail outlets, and we are working to expand sales though various other distribution channels.  We do not currently have the resources to market the product, so it will be difficult to increase sales.  We are exploring relationships with distributors and other wholesale marketing networks to expand sales of Iogen.  Unless we are able to fund marketing to support sales of Iogen or enter into distribution relationships for Iogen, we will not be able to increase sales of Iogen.

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

We may be sued for product liability in the future and our liability insurance may not be adequate to cover the situation

We may be held liable if any product we sell, or any product which is made with the use of any of our technologies, causes injury or is found otherwise defective during product testing, manufacturing, marketing or sale.  We do not currently have product liability insurance.  Even if we are able to aquire product liability insurance in the future, we may not have insurance coverage sufficient in amount and scope against potential liabilities or the claims may be excluded from coverage under the terms of the policy.  Our liability could exceed our total assets.  Further, product liability insurance is becoming increasingly expensive. As a result, we may not be able to obtain sufficient amounts of insurance coverage, obtain additional insurance when needed, or obtain insurance at a reasonable cost, which could prevent or inhibit the commercialization of our products or technology.  Any claims against us, regardless of their merit or eventual outcome, could have a serious and adverse effect upon our business.

We have no marketing experience within our company

We are selling Iogen directly to the market through our online web site, www.BuyIogen.com, and through certain limited retail outlets.  We have no marketing experience within our company.  We need significant additional resources to market the product.  Unless we raise additional funds or form new distribution relationships, we will have difficulty increasing Iogen sales.

We depend on our executive officer for our future success; his loss could adversely affect our ability to succeed

As of December 31, 2010, we have only one employee.  Our success depends to a significant extent on the performance and continued service of our Chief Executive Officer, President and Chief Financial Officer, Mr. Paul C. Desjourdy.  The loss of the services of our executive officer would disrupt our operations and would adversely affect our efforts to commercialize new products while we worked to replace the employee.  We do maintain "key man" life insurance on our employee; however, if our employee were to die or become unable to provide services for us, our operations would be disrupted and we may not have sufficient means of recovering any resulting losses.

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

We may never receive a benefit from our net operating losses

We have not recognized any benefit from the future use of existing NOL carryforwards.  We have not recognized any such benefit because our evaluation of all the available evidence does not indicate that it is more likely than not that we will generate sufficient future taxable income to realize such benefit.  We had federal income tax NOL carryforwards of approximately $16 million at December 31, 2010.  A portion of our NOL carryforwards will expire each year to the extent they have not been used to reduce taxable income prior to such time.  Our ability to use our NOL carryforwards to reduce taxable income is dependent upon, among other things, our not experiencing an "ownership change" of more than 50 percent during any three-year testing period as defined in the Internal Revenue Code.  While we have not made the necessary determination, we likely have experienced an ownership change in the past, and, if not, could very likely experience an ownership change from future sales of our securities.  If we have, or if we do, experience an ownership change of more than 50 percent as defined in the Internal Revenue Code, it could substantially limit the availability of our NOL carryforwards.

Compliance with new requirements under Section 404 of the Sarbanes-Oxley Act of 2002 may increase our costs and has indicated a material weakness in our internal controls

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in this annual report our assessment of the effectiveness of our internal control over financial reporting.  We have and expect to continue to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

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

Our securities have been thinly traded on the OTCQB, which may not provide liquidity for our investors

Our securities are quoted on the OTCQB.  The OTCQB is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or other national or regional exchanges.  Securities traded on the OTCQB are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts.  The Securities and Exchange Commission's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTCQB.  We are dependent on professional market makers to facilitate trading of our securities on the OTCQB .  If market makers do not register to trade our securities there, stockholders may not have a public market for the purchase and sale of our securities.  Quotes for stocks included on the OTCQB are not listed in newspapers.  Therefore, prices for securities traded solely on the OTCQB may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2010.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Securities

Our Class A Common Stock trades on the OTCQB under the symbol “SYMBA.PK.”  There can be no assurance that we will continue to be traded on the OTCQB.  The following sets forth the high and low sales prices for the Class A Common Stock for each of the quarterly periods during fiscal 2010 and 2009, as reported by the OTCQB.

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low

First quarter	$ 0.27	$ 0.09	$ 0.01	$ 0.01
Second quarter	0.11	0.03	0.05	0.01
Third quarter	0.04	0.02	0.07	0.01
Fourth quarter	0.03	0.01	0.17	0.03

There are no outstanding shares of our Class B Common Stock.

Approximate Number of Equity Security Holders

Based upon information supplied by our transfer agent, we believe that there were over 400 record holders of our Class A Common Stock as of March 31, 2011.  Based upon information supplied by our transfer agent, we believe that the number of beneficial holders of the Company's Class A Common Stock as of March 31, 2011 is in excess of 1,000.

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

On June 7, 2010, the Company issued 1,200,000 shares to certain consultants as consideration for services and for $10,000 of outstanding payables.  The securities were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

On June 30, 2010, the Company sold in a private placement to accredited investors an aggregate of 1,250,000 shares of Class A common stock for net proceeds of $25,000 in cash.  The securities were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

On September 16, 2010, we issued 500,000 restricted shares of Class A common stock as consideration for services to each of our non-officer directors, 2,000,000 shares in aggregate, and 500,000 shares of Class A common stock to a consultant as consideration for services provided.  The securities were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

On October 8, 2010 and December 31, 2010, the Company sold in a private placement to an accredited investor an aggregate of 3,066,667 shares of Class A common stock for net proceeds of $92,000 in cash.  On February 16, 2011, the Company sold in a private placement to the same accredited investor an aggregate of 1,000,000 shares of Class A common stock for net proceeds of $30,000 in cash.  The securities were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

On October 15, 2010, we issued 500,000 restricted shares of Class A common stock as consideration for services to each of our new non-officer directors, 1,500,000 shares in aggregate.  The securities were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

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

Since 2000, we have concentrated our product development efforts on the proposed product application for the treatment of fibrocystic breast disease.  In March 2008, we discontinued clinical development of the proposed product, Iogen, and decided to commercialize Iogen as a dietary supplement to promote breast health.  We launched commercial sale of Iogen in November 2008 through our web site www.BuyIogen.com.  Since we did not have adequate cash reserves to market the product, we entered into a distributor agreement with Integra Labs to market and distribute Iogen.  The distributor failed to commercialize Iogen, and we terminated the distributor agreement in January 2010.  We are now selling Iogen through our web site and certain limited retail outlets, and we are currently seeking to broaden product sales through third party distributors.  We do not have adequate cash reserves to continue base operations in 2011.  In order for us to continue our operations, we must raise additional resources or increase sales of Iogen.  If we cannot secure additional resources or adequately increase sales of Iogen before existing resources are exhausted, we will have to cease operations.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern.  We had net losses of $448,179 and $692,372 and negative cash flows from operations of $228,596 and $76,530 for the years ended December 31, 2010 and 2009, respectively.  At December 31, 2010, we had an accumulated deficit of $22,531,662 and a negative working capital of $433,319.  We do not  have adequate cash resources to continue our base operations in 2011.  These factors raise substantial doubt as to our ability to continue as a going concern.

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

Results of Operations

Fiscal 2010 versus Fiscal 2009

Symbollon's net loss in fiscal 2010 was $448,179, reflecting a decrease of $244,193 or 35.3% from a net loss of $692,372 in fiscal 2009.  This decreased loss resulted primarily from decreased writeoff of certain capitalized intangible asset costs and compensation related to equity grants, partially offset by the investor relations expenses, increase insurance costs and product advertising.

Product revenues from sales of Iogen (our dietary supplement for breast health) in fiscal 2010 were $8,643, reflecting an increase of $6,061 or 234.7% from sales of $2,582 in fiscal 2009.  Iogen was launched for commercial sale in November 2008.  Cost of goods sold for Iogen in fiscal 2010 were $6,788, reflecting an increase of $5,303 or 357.1% from cost of goods for Iogen of $1,485 in fiscal 2009.  The increased revenues and cost of goods sold reflect our efforts to market Iogen more aggressively online and through retail stores.

Product revenues from licensing fees in fiscal 2010 were $14,468, compared to none in fiscal 2009.  The licensing fees in fiscal 2010 were generated from a technology licensing agreement signed in October 2010.  We received $144,668 in license fees, of which $14,468 were recognized as income in fiscal 2010.  The remaining $130,200 were classified as deferred licensing revenues at December 31, 2010 and will be recognized as income in 2011 over the remaining term of the license.

Sales and marketing expenses increased by $6,804 or 337.2% from $2,018 in fiscal 2009 to $8,822 in fiscal 2010.  The increase resulted from increased sales efforts related to the product Iogen.

Research and development expenses decreased by $29,955 or 100% from $29,935 in fiscal 2009 to none in fiscal 2010.  The decrease resulted from cessation of clinical development of Iogen.

General and administrative expenses decreased by $69,713 or 13.8% from $504,937 in fiscal 2009 to $435,224 in fiscal 2010.  The decrease resulted primarily from decreased writeoff of certain capitalized intangible asset costs and compensation related to equity grants, partially offset by the investor relations expenses, increase insurance costs and product advertising.  We anticipate that general and administrative expenses will be consistent or lower in 2011 due to financial constraints.

We recorded a loss on equity investment of $20,000 in fiscal 2010 related to its investment in BioCide Pharma, Inc.  The loss resulted from our equity percentage of BioCide’s losses for 2010 limited to our financial exposure for certain of BioCide’s debts.  We also recorded $156,189 of other expenses in fiscal 2009 related to losses on the impairment of patents.

Financial Condition, Liquidity and Capital Resources

We have funded our activities primarily through proceeds from private and public placements of equity securities.  In December 2009 and January 2010, we sold 5,000,000 shares of Class A common stock in a private placement, realizing net proceeds of approximately $100,000.  In March 2010, we sold 666,666 shares of Class A common stock and a like number of warrants in a private placement, realizing net proceeds of approximately $50,000.  In June 2010, we sold 1,250,000 shares of Class A common stock in a private placement, realizing net proceeds of approximately $25,000.  In October 2010, we sold 2,000,000 shares of Class A common stock in a private placement, realizing net proceeds of approximately $60,000.  In December 2010, we sold 1,066,067 shares of Class A common stock in a private placement, realizing net proceeds of approximately $32,000.  In February 2011, we sold 1,000,000 shares of Class A common stock in a private placement, realizing net proceeds of approximately $30,000.

We continued to incur operating losses and have incurred a cumulative loss through December 31, 2010 of $22,531,662.  We also continue to have negative cash flow from operations of $228,596 for the year ended December 31, 2010.  As of December 31, 2010, we had negative working capital of $433,319.  We do not have the necessary liquidity and capital resources to sustain planned operations in 2011.  We are actively seeking equity and debt financing from external investors, and are attempting to increase sales of Iogen. Any funding we do raise may be dilutive to existing stockholders.   We are also pursuing other strategic options, including possible sales or licenses of our technology or a sale or merger.  There can be no assurance that our efforts will be successful.  Failure to either obtain the support of additional external investors to finance the Company’s operations, increase sales of Iogen or execute our other strategic options will cause us to cease operations in the near future.

The report of our independent registered public accountants  on our financial statements for the years ended December 31, 2010 and 2009 contains an explanatory paragraph, which indicates that we have incurred recurring losses and negative cash flows from operations that raises substantial doubt about our ability to continue as a going concern.  This report is not viewed favorably by analysts or investors and may make it more difficult for us to raise additional debt or equity financing needed to continue our operations.

During 2011, we are committed to pay on a month-by-month basis $18,000 as compensation to our current executive officer and $900 for lease payments on our facilities.  We have no other material capital expenditures planned during fiscal 2011.  At December 31, 2010, we had a net operating loss carryforward for federal income tax purposes of approximately $15,916,000 expiring at various dates through 2030 (from which, however, we may never receive a benefit).

Off Balance Sheet Arrangements

None.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risks

None.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Symbollon Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Symbollon Pharmaceuticals, Inc. (hereinafter the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 and 2009, and accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to those matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ SAM KAN & COMPANY
__________________________
Sam Kan & Company

April 15, 2011

Alameda, California

Symbollon Pharmaceuticals, Inc.

Balance Sheets

	December 31,
	2010	2009

Assets

Current assets:
Cash and cash equivalents	$28,116	$14,712
Accounts receivable	765	-
Prepaid insurance	164,335	-
Other prepaid expenses	869	1,375

Total current assets	194,085	16,087

Property and equipment, net	74	624

Other assets:
Equity Investments (Notes 2 and 10)	(20,000)	-
Intangible assets, net	3,068	4,299

Total assets	$177,227	$21,010

Symbollon Pharmaceuticals, Inc.

Balance Sheets
(Continued)

	December 31,
	2010	2009

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$107,923	$96,400
Accrued clinical development expenses	112,763	112,763
Accrued officer salary	270,000	108,000
Deferred licensing revenues	130,202	-
Other payables	6,516	38,522

Total current liabilities	627,404	355,685

Commitments (Notes 6, 7 and 9)

Stockholders’ deficit:
Common stock, Class A, par value $.001 per share, 93,750,000 shares authorized, 42,656,673 and 28,723,340 shares issued and outstanding
as of December 31, 2010 and 2009, respectively	42,657	28,723
Convertible common stock, Class B, par value $.001
per share, 1,250,000 shares authorized and unissued	-	-
Preferred stock, par value $.001 per share, 5,000,000 shares
authorized and unissued	-	-
Additional paid-in capital	22,038,828	21,720,085
Accumulated deficit	(22,531,662)	(22,083,483)

Total stockholders' deficit	(450,177)	(334,675)

Total liabilities and stockholders' deficit	$177,227	$21,010

See accompanying notes to financial statements.

Symbollon Pharmaceuticals, Inc.

Statements of Operations

	Year Ended December 31,
	2010	2009

Revenue	$23,111	$2,582
Cost of goods sold	6,788	1,485

Gross profit	16,323	1,097

Operating expenses:
Research and development	-	29,955
Sales and marketing	8,822	2,018
General and administrative	435,224	504,937

Total operating expenses	444,046	536,910

Loss from operations	(427,723)	(535,813)

Interest and other income (expense)
Interest income	-	86
Loss on equity investment	(20,000)	-
Other income (expense)	-	(156,189)

Total interest and other income (expense)	(20,000)	(156,103)

Loss before income taxes	(447,723)	(691,916)

Provision for income taxes	456	456

Net loss	$(448,179)	$(692,372)

Net loss per share of common stock:
Basic	$(0.01)	$(0.03)

Weighted average shares outstanding	35,668,550	22,106,217

See accompanying notes to financial statements.

Symbollon Pharmaceuticals, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

	Common Stock
	$.001 Par Value		Additional
	Class A		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Beginning Balance on December 31, 2008	16,473,340	$16,473	$21,526,658	$(21,391,111)	$152,020
Issuance of shares – Executive stock grant	10,000,000	10,000	90,000	-	100,000
Issuance of shares – Consultants	1,000,000	1,000	9,000	-	10,000
Issuance of shares – Private placement	1,250,000	1,250	23,750		25,000
Stock based compensation	-	-	70,677	-	70,677
Net loss, year ended December 31, 2009	-	-	-	(692,372)	(692,372)

Ending Balance on December 31, 2009	28,723,340	28,723	$21,720,085	$(22,083,483)	$(334,675)

Issuance of shares – Board stock grant	3,500,000	3,500	-	-	3,500
Issuance of shares – Consultants	1,700,000	1,700	39,500	-	41,200
Issuance of shares – Private placement	8,733,333	8,734	233,267	-	242,001
Stock based compensation	-	-	45,976	-	45,976
Net loss, year ended December 31, 2010	-	-	-	(448,179)	(448,179)

Ending Balance on December 31, 2010	42,656,673	$42,657	$22,038,828	$(22,531,662)	$(450,177)

See accompanying notes to financial statements.

Symbollon Pharmaceuticals, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2010	2009
Cash flows from operating activities:

Net loss	$(448,179)	$(692,372)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,433	24,583
Stock-based compensation expense	45,976	128,416
Issuance of securities for services rendered	44,701	52,261
Loss on equity investments	20,000	-
Loss on impairment of patents and trademarks	347	178,337
Loss of rental deposit	-	2,364
Changes in operating assets and liabilities:
Inventory	-	30,085
Accounts receivable	(765)	-
Prepaid expenses	(163,829)	19,888
Accounts payable and other current liabilities	271,719	179,908
Net cash used in operating activities	(228,596)	(76,530)

Cash flows from financing activities:

Proceeds from issuance of common stock and warrants	242,000	25,000
Net cash provided by financing activities	242,000	25,000

Net change in cash	13,404	(51,530)

Cash and cash equivalents at beginning of period	14,712	66,242

Cash and cash equivalents at end of period	$28,116	$14,712
Supplemental disclosure of non-cash investing and financing activities: Issuance of securities for services rendered	$-	$-
Supplemental disclosure of cash flow information:	$-	$-
Cash paid for taxes	$-	$-

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern.  The Company had net losses of $448,179 and $692,372 and negative cash flows from operations of $228,596 and $76,530 for the years ended December 31, 2010 and 2009, respectively.  At December 31, 2010, the Company had an accumulated deficit of $22,531,662 and negative working capital of $433,319.  The Company does not have adequate cash resources to continue our base operations.  These factors raise substantial doubt about the company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize the Company’s assets and discharge our liabilities in other than the normal course of operations.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to receive continued financial support from the Company’s creditors, stockholders and external investors and to increase sales of Iogen, the Company’s dietary supplement marketed to promote breast health for women.  Management is actively seeking equity and debt financing from external investors, and is attempting to increase sales of Iogen.  The Company is also pursuing other strategic options, including possible sales or licenses of its technology or a sale or merger of the Company.  In December 2008, the Company transferred certain intellectual property in exchange for an equity stake in BioCide Pharma, Inc., a start-up company, and the assumption of approximately $18,000 in debt (see footnote 10 below).  In 2010, the Company raised $242,000 in private placements of 8,733,333 shares of common stock and warrants to purchase 666,666 shares of common stock.  Failure to either obtain the support of additional external investors to finance the Company’s operations, increase sales of Iogen or execute the Company’s other strategic options will cause us to cease operations in the near future.

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
Concentration of Credit Risks
In 2008, the Company launched Iogen as a dietary supplement for the promotion of female breast health.  Currently, the Company is selling Iogen through its website, www.BuyIogen.com, and retail outlets.  Online purchases of Iogen are made through credit card transactions, and certain retailers are granted credit terms or sell on consignment.  The Company had accounts receivable outstanding of $765 and none as of December 31, 2010 or 2009, respectively.

Long-Lived Assets
Long-lived assets, such as intangible assets and property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, the related assets are written down to fair value.  In 2010 and 2009, the Company performed an evaluation based on changes in events and circumstances related to the Company’s ability to generate sufficient projected future cash flows to cover the capitalized costs of certain patents.  Based on the evaluation, the Company wrote off $347 and $178,337, respectively, of impaired trademark and patent costs.  The Company does not believe that any of its other long-lived assets are impaired at December 31, 2010 or 2009.

Depreciation and Amortization	Equipment is stated at cost and is depreciated over its estimated useful life (ranging from 5-7 years) using the straight-line method.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

2. Summary of Significant Accounting Policies (Continued)
Intangible Assets
Intangible assets subject to amortization consist of patents that have estimated useful lives ranging from 9-17 years and a weighted average remaining useful life of 4.2 years.  Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is rejected or there are other circumstances that indicate that the asset is impaired (as described above).

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
Equity Investment
On December 8, 2008, the Company acquired 625,000 shares of common stock in BioCide Pharma, Inc., a start-up venture, in exchange for a transfer of certain patent rights and assumption of liabilities.  The Company accounts for this investment using the equity method according to ASC 323, “Investment—Equity Method and Joint Ventures.”  During the year ended December 31, 2010, the Company recorded a $20,000 loss on this investment.  At December 31, 2010 and 2009, the Company’s investment had value of $(20,000) and none, respectively.

Revenue Recognition
The Company recognizes revenue from its product sales and licensing arrangements in accordance with SEC guidelines.  Under these guidelines, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services rendered, the price is fixed or determinable and payment is reasonably assured.  Licensing revenues are recognized over the term of licensing period.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

2. Summary of Significant Accounting Policies (Continued)
Deferred Licensing Revenues
On October 8, 2010, the Company entered into a Technology License Agreement with Organic Business Alliances, LLC and KSIA, LLC.  Pursuant to the agreement, the Company granted a non-exclusive license to KSIA to develop products based on its technology.  To the extent any products are developed under the license, Symbollon has a right to manufacture and sell such products to KSIA for resale.  Symbollon also granted KSIA a non-exclusive license to purchase Iogen for 50% off the suggested retail price for resale.  Pursuant to the agreement, OBA agreed to fund key-man life insurance cost for the officers and directors of Symbollon up to $3,750,000.  Under the agreement, Symbollon received $144,668 in licensing payments which was used to purchase key-man life insurance.  The Company recognized $14,467 of licensing revenue for the year ended December 31, 2010 and a like amount of key-man insurance premium expenses.  At December 31, 2010, the remaining $130,202 was recorded as deferred licensing revenue and will be recognized as revenue in 2011 over the remaining license period.

Advertising Costs	Advertising costs are charged to operations when incurred. In the years ended December 31, 2010 and 2009 the Company incurred $7,361 and $1,868, respectively, in advertising costs.
Research and Development	Research and development costs are expensed as incurred.
Stock-Based Compensation	The Company accounts for share-based compensation based on the option’s fair value and the vesting period of the award.
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

Adoption of Warrant Accounting
In June 2008, FASB issued guidance (now ASC 718, “Stock Compensation”) for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. This guidance applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative. This guidance is effective for fiscal years beginning after December 15, 2008.  We have concluded that adoption of this guidance on January 1, 2009 did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements
In April 2009, the FASB issued an update to ASC 820, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales.  This update to ASC 820 was effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.  The adoption did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued ASC 855, “Subsequent Events”.  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, was effective for interim or annual periods ending after June 15, 2009.  The Company adopted this standard as of June 30, 2009; however, the adoption of ASC 855 had no impact to the Company’s financial statements.
In June 2009, the FASB issued ASU 2009-17, Consolidation (ASC 810) “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This new standard also requires additional disclosures about an enterprise’s involvement in variable interest entities. The Company adopted this pronouncement on January 1, 2010 but there was no significant impact on its financial statements.

In June 2009, the FASB issued ASC 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  ASC 105 establishes the FASB Accounting Standards Codification (“Codification”), as the single source of authoritative accounting and reporting standards in the United States for all non-government entities, with the exception of the Securities and Exchange Commission and its staff.  It does not include any new guidance or interpretations of US GAAP, but merely eliminates the existing hierarchy and codifies the previously issued standards and pronouncements into specific topic areas.  The Codification was adopted on July 1, 2009 for the Company’s financial statements for the year ended December 31, 2009.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

Recent Accounting Pronouncements (continued)
In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements.”  This update will require (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs).  This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and require disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.  The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements.  Those disclosure requirements are effective for fiscal years ending after December 31, 2010.  The Company is still assessing the impact on this guidance and does not believe the adoption of this guidance will have a material impact to its financial statements.  Management does not believe that other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants or the SEC have a material impact on the Company’s present or future financial statements.

In February 2010, the FASB issued guidance to remove the requirement for an entity that files financial statements with the SEC to disclose a date through which subsequent events have been evaluated.  The adoption of this guidance during our current fiscal quarter did not have any impact on our financial statements.

3. Equipment	Equipment is stated at cost and consist of the following:

December 31,	2010	2009

Equipment	$ 30,710	$ 30,710

	30,710	30,710

Less accumulated depreciation	30,636	30,086

Equipment, net	$ 74	$ 624

Depreciation expense for the years ended December 31, 2010 and 2009 totaled $550 and $1,003, respectively.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

4. Patent and Trademark Costs	Patent and trademark costs consist of the following:

December 31,	2010	2009

Patent costs	$ 10,872	$ 10,872
Trademark costs	-	2,444
	10,872	13,316
Less accumulated amortization	7,804	9,017
Patent and trademark cost, net	$ 3,068	$ 4,299

Amortization expense related to these assets is estimated to be approximately $725 per year in fiscal years 2011 through 2016.  Amortization expense for the years ended December 31, 2010 and 2009 totaled $884 and $23,580, respectively.

5. Stockholders’ Equity
Capital Stock
The Company has authorized 93,750,000 shares of Class A common stock, 1,250,000 shares of Class B common stock and 5,000,000 shares of preferred stock.  The Class A and Class B common stock are substantially identical except that holders of Class A common stock have the right to cast one vote for each share held and the Class B shareholders have the right to cast five votes for each share held.  As of December 31, 2010 and 2009, there were no shares of Class B common stock issued and outstanding.  The preferred stock may be issued in series, and shares of each series will have such rights and preferences as are fixed by the Company’s Board of Directors.  As of December 31, 2010 and 2009, there were no shares of preferred stock issued and outstanding.

Issuance of Common Stock and Common Stock Purchase Warrants
The Company has recognized $44,701 and $52,261 of expense related to certain of the shares and warrants issued for services for the years ended December 31, 2010 and 2009, respectively, in the accompanying statements of operations.

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

On December 24, 2009, the Company sold in a private placement to accredited investors an aggregate of 1,250,000 shares of Class A common stock for net proceeds of $25,000 in cash.  On January 11, 2010, the Company sold in a private placement to accredited investors an aggregate of 3,750,000 shares of Class A common stock for net proceeds of $75,000 in cash.  On March 31, 2010, the Company sold in a private placement to accredited investors an aggregate of 666,666 shares of Class A common stock, and warrants to purchase a like number of additional shares, for net proceeds of $50,000 in cash.  On June 30, 2010, the Company sold in a private placement to accredited investors an aggregate of 1,250,000 shares of Class A common stock for net proceeds of $25,000 in cash.  On October 8, 2010 and December 31, 2010, the Company sold in a private placement to an accredited investor an aggregate of 3,066,667 shares of Class A common stock for net proceeds of $92,000 in cash.

On June 7, 2010 and September 16, 2010, the Company issued 1,700,000 shares of Class A common stock to certain consultants for $41,200 of services rendered.  The Company recorded these consulting costs for the year ended December 31, 2010 as general and administrative expenses.

On September 16, 2010 and October 15, 2010, the Company issued 3,500,000 to its non-officer directors.  The Company recorded $12,502 of stock-based compensation for the year ended December 31, 2010 as general and administrative expenses.

At December 31, 2009, warrants to purchase 7,960,398 shares of common stock are outstanding.

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

On May 24, 2006 the Company adopted a 2006 nonemployee directors’ stock option plan that provides for the grant of nonstatutory stock options automatically on January 1 of each calendar year commencing on January 1, 2007.  The Company has reserved 500,000 shares for issuance under the plan.  Each outside director shall be granted an option to purchase 10,000 shares of Class A common stock at fair market value, vesting 50% on each of the first two anniversaries of the grant.  The nonemployee directors’ stock option plan expires on the first business day of 2017.  Under the plan 360,000 shares are available for future grant.

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

The Company recorded $45,676 and $128,416 of stock-based compensation for the years ended December 31, 2010 and 2009, respectively, in general and administrative expenses.  As of December 31, 2010 the unrecognized stock-based compensation cost related to non-vested stock awards was $101,317.  This amount will be recognized in operations over a weighted average period of 18 months.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

6. Stock Plans (Continued)	The following table summarizes the Company’s stock option information as of, and for the year ended December 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2009	3,377,500	$ 0.93
Options granted	40,000	$ 0.15
Options expired	(1,007,500)	$ 0.90
Outstanding at December 31, 2010	2,410,000	$ 0.15	8.3	$400,000
Exercisable at December 31, 2010	1,350,000	$ 0.24	7.9	$200,000
(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the option exercise price.

For the years ended December 31, 2010 and 2009, the Company granted options for 40,000 and 2,040,000 shares exercisable between $0.01 and $0.15 per share.  The weighted-average grant date fair value of stock options granted during the years ended December 31, 2010 and 2009 was $0.15 and $0.03 per share, respectively.  No stock options were exercised during the years ended December 31, 2010 or 2009.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2010	2009

Weighted-average expected stock-price volatility	143%	143-145%

Weighted-average expected option life	6 years	6 years

Average risk-free interest rate	2.65%	1.72-2.20%

Average dividend yield	0.0%	0.0%

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

6. Stock Plans (Continued)
The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.  Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options.  The risk-free interest rate is the U.S. Treasury Strips rate on the date of grant.  The expected life was calculated using the 0.0% simplified method as the Company’s historical experience does not provide a reasonable basis for the expected term of the option.  Based on the recent history and current expectations, the Company has not adjusted the calculated value of the options for the year ended December 31, 2010 to reflect a forfeiture rate.

All options outstanding at December 31, 2010 are expected to vest and are categorized by the following ranges in the table below:

Share Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Number of Shares
$0.01 to $1.00	$0.09	8.5	2,320,000
$1.00 to $1.93	$1.67	2.9	90,000
			2,410,000

All options exercisable at December 31, 2010 are categorized by the following ranges in the table below:

Share Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Number of Shares
$0.01 to $1.00	$0.14	8.3	1,260,000
$1.00 to $1.93	$1.67	2.9	90,000
			1,350,000

The weighted-average fair value of options granted during the years ended December 31, 2010 and 2009 was $0.15 and $0.03 per share, respectively.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

7. Loss Per Share
The Company’s basic and diluted net loss per share of common stock for the years ended December 31, 2010 and 2009 is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

The following table summarizes securities that were outstanding as of December 31, 2010 and 2009 but not included in the calculation of diluted net loss per share because such shares are antidilutive:

December 31,	2010	2009

Stock options	2,410,000	3,377,500
Stock warrants	7,960,398	7,293,732

8. Income Taxes
The following table summarizes the significant differences between the benefit that would be recognized under the United States federal statutory tax rate and the Company’s effective tax rate for financial statement purposes:

December 31,	2010	2009

United States federal statutory tax rate	34%	34%
State taxes, net of United States
federal tax benefit	6%	6%

Valuation allowance provided against net
operating loss carry forwards and tax credits	(40%)	(40%)

Effective tax rate	- %	- %

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.  Deferred tax assets are comprised of the following:

December 31,	2010	2009

Tax credit carryforwards	$ 607,000	$ 653,000
Net operating loss carryforwards	6,367,000	6,830,000

Gross deferred tax asset	6,974,000	7,483,000

Deferred tax assets valuation
allowance	(6,974,000)	(7,483,000)

Net deferred tax assets	$ -	$ -

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

8. Income Taxes (Continued)
As of December 31, 2010 and 2009, the deferred tax assets have been fully offset by valuation allowances, since the realization of such amounts is uncertain.  The change in the valuation allowance during 2010 and 2009 was $509,000 and $470,000, respectively.

As of December 31, 2010, the Company has net operating loss carryforwards totaling approximately $15,916,000.  The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company’s common stock.

The following is a breakdown of the net operating loss expiration period:

Amount of
Expiration Date	Remaining NOL
2011	$ 921,000
2018	897,000
2019	739,000
2020	476,000
2021	1,387,000
2022	612,000
2023	638,000
2024	2,061,000
2025	953,000
2026	2,319,000
2027	3,330,000
2028	840,000
2029	359,000
2030	384,000
$ 15,916,000

In addition, the Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) of approximately $607,000, which are available to offset future taxable income and income tax liabilities, when earned or incurred.  These amounts expire in various years through 2030.  The amount of the tax credit carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company’s common stock.

The Company files income tax returns in the U.S. federal jurisdiction and in several state jurisdictions. For U.S. federal and state tax purposes, the tax years 2007 through 2010 remain open to examination.  In addition, the amount of the Company’s federal and state net operating loss carryforwards may be subject to examination and adjustment.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

9. Commitments
Facilities Lease	The Company leases its facilities on a month-to-month basis. Rent expense for the years ended December 31, 2010 and 2009 was approximately $10,800 and $35,700, respectively.
Employment Agreements
 The Company’s principal officer, Mr. Desjourdy, is employed by the Company in his current positions at $18,000 per month on a month-to-month basis.  For the years ended December 31, 2010 and 2009, the aggregate amount paid to the Company’s principal officers was $216,000 and $226,000, respectively.

Accrued Officer Salary as of December 31, 2009
Beginning balance	$ -
Management salaries	226,000
Amount paid	(118,000)
Ending balance	$ 108,000

Accrued Officer Salary as of December 31, 2010
Beginning balance	$ 108,000
Management salaries	216,000
Amount paid	(54,000)
Ending balance	$ 270,000

Consulting Agreements
The Company has entered into various scientific advisory and consulting agreements to support its development activities.  These agreements generally expire over several future years.  Amounts charged to operations in connection with these agreements for the years ended December 31, 2010 and 2009 amounted to approximately $53,000 and $53,000, respectively.

Finder’s Fees
The Company has entered into agreements to pay finders’ fees for agreements entered into with certain companies for investment or revenue purposes.  The finders’ fees are based on a percentage of the investment or revenue.  No amounts were paid or accrued pursuant to any of these agreements during 2010 or 2009.

10. Related Party Transactions
A member of the Board of Directors provides legal services to the Company.  Amounts paid for legal services rendered by the director, either individually or through his firm, totaled $6,734 and $9,638 for the years ended December 31, 2010 and 2009, respectively.

Symbollon Pharmaceuticals, Inc.

Notes to Financial Statements

10. Related Party Transactions (Continued)
A member of the Board of Directors provides investor and public relations services to the Company.  Amounts paid for investor and public services rendered by the director, either individually or through her firm, totaled $22,684 and $10,000 for the years ended December 31, 2010 and 2009, respectively.

The Company exchanges office space for services with a company owned by a relative of one of the Company’s officers and directors.  The officer and director is also a director in the other company.  The estimated annual value for 2010 and 2009 of the relationship is none and $6,400, respectively.

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

Additionally, BioCide agreed to assume all of the Company’s outstanding patent fees and expenses (approximately $18,000) related to the patent application.  Under the agreement, BioCide was required to raise an aggregate of $1,250,000 in third party funding by the end of 2010.  BioCide has not to date raised any funding, and the Company now has the right to receive the technology sold/licensed back from Biocide.  So long as the Company retains at least a 10% ownership position in BioCide, it has the right to appoint one member of BioCide’s board of directors.  Two members of the Company’s Board of Directors own the remaining outstanding equity of BioCide, and are also officers and directors of BioCide.  As part of the transaction, one of the directors loaned BioCide $50,000 in order for BioCide to cover currently due patent prosecution expenses related to the transferred patent application.

11. Subsequent Events
Private Placement Of Securities
On February 16, 2011, the Company sold in a private placement to an accredited investor an aggregate of 1,000,000 shares of Class A common stock for net proceeds of $30,000 in cash.

The Company evaluated all events or transactions that occurred after December 31, 2010 through the date of this Annual Report.  The Company determined that it did not have any other subsequent events through April 15, 2011, which is the date the financial statements were issued, requiring recording or disclosure in the financial statements for the year ended December 31, 2010.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010.  Based upon that evaluation, in light of the issue(s) referenced below in Management’s Annual Report on Internal Control over Financial Reporting, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Management’s Annual Report On Internal Control Over Financial Reporting

Symbollon management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) for the Company.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

As a result of this material weakness in our internal control over financial reporting, our management concluded that our internal control over financial reporting, as of December 31, 2010, was not effective based on the criteria set forth by COSO in Internal Control - Integrated Framework.  A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We incorporate herein by reference the information called for by this item from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting of Stockholders.

Information concerning our executive officers is contained in Part I of this report under the caption “Executive Officers.”

Item 11.  Executive Compensation

We incorporate herein by reference the information called for by this item from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate herein by reference the information called for by this item from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We incorporate herein by reference the information called for by this item from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting of Stockholders.

Item 14.  Principal Accountant Fees and Services

We incorporate herein by reference the information called for by this item from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting of Stockholders.

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
      Paul C. Desjourdy, President
Date: April 15, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul C. Desjourdy	President, Chief Executive Officer,	April 15, 2011
Paul C. Desjourdy	Treasurer, Chief Financial Officer,
General Counsel, and Director
(Principal Executive, Financial
and Accounting Officer)

/s/ Jack H. Kessler	Chairman of the Board of Directors	April 15, 2011
Jack H. Kessler	and Secretary

/s/ James C. Richards	Director	April 15, 2011
James C. Richards

/s/ Richard F. Maradie	Director	April 15, 2011
Richard F. Maradie

/s/ Eugene Lieberstein	Director	April 15, 2011
Eugene Lieberstein

/s/ Yongjun Duan	Director	April 15, 2011
Yongjun Duan

/s/ Timothy Kane	Director	April 15, 2011
Timothy Kane

/s/ Kelly Black-White	Director	April 15, 2011
Kelly Black White

Symbollon Pharmaceuticals, Inc.
Index to Exhibits

3.1	Amended Certificate of Incorporation of the Company. (previously filed as exhibit 3.1 to Form 10-KSB for the year ended December 31, 2005 and incorporated by reference)
3.2	Amended By-Laws of the Company. (previously filed as exhibit 3.2 to Form 10-QSB for the quarter ended June 30, 1999 and incorporated by reference)
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

10.4	2006 Non-Employee Directors’ Stock Option Plan of the Company. (previously filed as exhibit number 10.1 to Form 8-K filed on May 30, 2006 and incorporated by reference)
10.5	1995 Non-Employee Directors’ Stock Option Plan of the Company. (previously filed as exhibit number 10.1 to Form 10-QSB for the quarter ended June 30, 1995 and incorporated by reference)
10.6
Form of Warrant for the purchase of shares of Class A Common Stock, dated as of February 28, 2006, issued to certain purchasers of the Company’s securities (previously filed as exhibit number 10.1 to Form 8-K filed on March 7, 2006 and incorporated by reference)

10.7
Securities Purchase Agreement, dated as of June 2, 2006, between Symbollon and certain purchasers of Symbollon’s securities. (previously filed as exhibit number 10.1 to Form 8-K filed on June 7, 2006 and incorporated by reference)

10.8
Form of Redeemable Warrant expiring on June and August 2011 for the purchase of shares of Class A common stock issued to certain purchasers of Symbollon’s securities. (previously filed as exhibit number 10.2 to Form 8-K filed on June 7, 2006 and incorporated by reference)

10.9
Registration Rights Agreement, dated as of June 2, 2006, between Symbollon and certain purchasers of Symbollon’s securities. (previously filed as exhibit number 10.3 to Form 8-K filed on June 7, 2006 and incorporated by reference)

10.10
Form of Redeemable Warrant expiring December 2011 for the purchase of shares of Class A common stock issued to certain purchasers of Symbollon’s securities. (previously filed as exhibit number 10.22 to the Registration Statement on Form SB-2 (Registration No. 333-140200) filed on January 25, 2007 (the “2007 Registration Statement”) and declared effective on February 7, 2007, and incorporated by reference)

10.11
Form of Subscription Agreement, dated as of December 29, 2006, between Symbollon and certain purchasers of Symbollon’s securities. (previously filed as exhibit number 10.23 to the 2007 Registration Statement)

10.12
Securities Purchase Agreement, dated as of September 27, 2007, between Symbollon and certain purchasers of Symbollon’s securities (previously filed as exhibit number 10.1 to Form 10-QSB for the quarter ended September 30, 2007 and incorporated by reference)

10.13
Form of Subscription Agreement, dated as of September 27, 2007, between Symbollon and certain purchasers of Symbollon’s securities (previously filed as exhibit number 10.2 to Form 10-QSB for the quarter ended September 30, 2007 and incorporated by reference)

10.14
Form of Redeemable Warrant expiring on September 2012 for the purchase of shares of Class A common stock issued to certain purchasers of Symbollon’s securities (previously filed as exhibit number 10.3 to Form 10-QSB for the quarter ended September 30, 2007 and incorporated by reference)

10.15
Registration Rights Agreement, dated as of September 27 2007, between Symbollon and certain purchasers of Symbollon’s securities (previously filed as exhibit number 10.4 to Form 10-QSB for the quarter ended September 30, 2007 and incorporated by reference)

10.16
Stock Purchase Agreement, dated as of October 8, 2010, between Symbollon and Organic Business Alliances, LLC (previously filed as exhibit number 10.1 to Form 8-K filed on October 12, 2010 and incorporated by reference)

10.17
Technology License Agreement, dated as of October 8, 2010, between Symbollon and Organic Business Alliances, LLC (previously filed as exhibit number 10.2 to Form 8-K filed on October 12, 2010 and incorporated by reference)

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