Form 10-Q
period 2011-03-31
SYMBOLLON CORP
filed 2011-05-16
CIK 912086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of May 15, 2011, 43,836,673 shares of Class A Common Stock of the issuer were outstanding.

SYMBOLLON PHARMACEUTICALS, INC.

INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets – March 31, 2011
(unaudited) and December 31, 2010	3

Unaudited Condensed Statements of Operations
– For the three ended
March 31, 2011 and 2010	5

Unaudited Condensed Statements of Cash Flows
- For the three months ended March 31, 2011 and 2010	6

Notes to the Unaudited Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis
Of Financial Conditions and Results of Operation	16

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	19

Item 4T. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits	20

SIGNATURES	20

EXHIBIT INDEX	E-1

Symbollon Pharmaceuticals, Inc.

Condensed Balance Sheets

	March 31, 2011 (unaudited)	December 31, 2010

Assets

Current assets:
Cash and cash equivalents	$13,218	$28,116
Accounts receivable	19,818	765
Prepaid insurance	109,557	164,335
Other prepaid expenses	869	869

Total current assets	143,462	194,085

Property and equipment, net	56	74

Other assets:
Equity Investment (Note 2)	(20,000)	(20,000)
Intangible assets, net	2,887	3,068

Total assets	$126,405	$177,227

Symbollon Pharmaceuticals, Inc.

Condensed Balance Sheets (Continued)

	March 31, 2011 (unaudited)	December 31, 2010

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$102,460	$107,923
Accrued clinical development expenses	112,763	112,763
Accrued officer salary	306,000	270,000
Deferred licensing revenues	86,801	130,202
Other payables	4,437	6,516

Total current liabilities	612,461	627,404

Stockholders’ deficit:
Common stock, Class A, par value $.001 per share, 93,750,000 shares authorized, 43,656,673 and 42,656,673 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	43,657	42,657
Convertible common stock, Class B, par value $.001 per share, 1,250,000 shares authorized and unissued	-	-
Preferred stock, par value $.001 per share, 5,000,000 shares authorized and unissued	-	-
Additional paid-in capital	22,089,905	22,038,828
Accumulated deficit	(22,619,618)	(22,531,662)

Total stockholders’ deficit	(486,056)	(450,177)

Total liabilities and stockholders’ deficit	$126,405	$177,227
See accompanying notes to condensed financial statements.

Symbollon Pharmaceuticals, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended March 31,
	2011	2010

Revenue	$67,850	$297
Cost of goods sold	2,804	-

Gross profit	65,046	297

Operating expenses:
Sales and marketing	233	105
General and administrative	153,113	123,011

Total operating expenses	153,346	123,116

Loss from operations	(88,300)	(122,819)

Other income/(expense)
Gain on asset disposal	800	-

Total other income/(expense)	800	-

Loss before income taxes	(87,500)	(122,819)

Provision for income taxes	456	456

Net loss	$(87,956)	$(123,275)

Net loss per share of Class A and Class B common stock:
Basic	$(.00)	$(.00)

Weighted average shares outstanding	43,012,229	32,064,081

See accompanying notes to condensed financial statements.

Symbollon Pharmaceuticals, Inc.

Condensed Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:

Net loss	$(87,956)	$(123,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	19,077	10,032
Issuance of securities for services rendered	3,000	-
Depreciation and amortization	199	358
Changes in operating assets and liabilities:
Accounts receivable	(19,053)	-
Prepaid expenses	54,778	56
Accounts payable and other current liabilities	(14,943)	(17,182)

Net cash used in operating activities	(44,898)	(130,011)

Cash flows from financing activities:

Proceeds from issuance of common stock and warrants	30,000	125,000

Net cash provided by financing activities	30,000	125,000

Net change in cash	(14,898)	(5,011)

Cash and cash equivalents at beginning of period	28,116	14,712

Cash and cash equivalents at end of period	$13,218	$9,701
Supplemental disclosure of non-cash investing and financing Activities:
Issuance of securities for services rendered	$3,000	$-
Supplemental disclosure of cash flow information: Cash paid for interest	$-	$-
Cash paid for taxes	$456	$456
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

Our financial statements for the interim period ended March 31, 2011 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company had a net loss of $448,179 and $87,956 and negative cash flows from operations of $228,596 and $44,898 for the year ended December 31, 2010 and three months ended March 31, 2011, respectively.  At March 31, 2011, the Company also had an accumulated deficit of $22,619,618 and negative working capital of $468,999.  The Company does not  have adequate cash resources to continue our base operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize the Company’s assets and discharge our liabilities in other than the normal course of operations.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to receive continued financial support from the Company’s creditors, stockholders and external investors and to increase sales of Iogen, the Company’s dietary supplement marketed to promote breast health for women.  Management is actively seeking equity and debt financing from external investors, and is attempting to increase sales of Iogen.  The Company is also pursuing other strategic options, including possible sales or licenses of its technology or a sale or merger of the Company. In 2010, the Company raised $242,000 in private placements of 8,733,333 shares of common stock and warrants to purchase 666,666 shares of common stoc.  In February 2011, the Company raised $30,000 in a private placement of 1,000,000 shares of common stock.  Failure to either obtain the support of additional external investors to finance the Company’s operations, increase sales of Iogen or execute our other strategic options will cause us to cease operations in the near future.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies
The accompanying unaudited financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in our Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

In the opinion of management, the financial statements reflect all adjustments, all of which are of a normal recurring nature, to fairly present our financial position, results of operations and cash flows.  The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

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
Concentration of Credit Risks
In 2008, the Company launched Iogen as a dietary supplement for the promotion of female breast health.  Currently, the Company is selling Iogen through its website, www.BuyIogen.com, and retail outlets.  Online purchases of Iogen are made through credit card transactions, and certain retailers are granted credit terms or sell on consignment.  The Company had accounts receivable outstanding of $19,818 and $765 as of March 31, 2011 or 2010, respectively.

Long-Lived Assets
Long-lived assets, such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.  When any such impairment exists, the related assets are written down to fair value.  The Company does not believe that any of its long-lived assets are impaired at March 31, 2011.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)
Depreciation and Amortization	Equipment is stated at cost and is depreciated over its estimated useful life (ranging from 5-7 years) using the straight-line method.
Intangible Assets
Intangible assets subject to amortization consist of patents that have estimated useful lives ranging from 9-17 years and a remaining weighted average useful life of 4.0 years.  Costs related to patent applications are capitalized as incurred and are amortized once the patent application is accepted or are expensed if the application is rejected or there are other circumstances that indicate that the asset is impaired (as described above).

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
Equity Investment
On December 8, 2008, the Company acquired 625,000 shares of common stock in BioCide Pharma, Inc., a start-up venture, in exchange for a transfer of certain patent rights and assumption of liabilities.  The Company accounts for this investment using the equity method according to ASC 323, “Investment—Equity Method and Joint Ventures.”  At March 31, 2011 and 2010, the Company’s investment had value of $(20,000) and none, respectively.

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

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

2. Summary of Significant Accounting Policies (Continued)
Deferred Licensing Revenues
On October 8, 2010, the Company entered into a Technology License Agreement with Organic Business Alliances, LLC and KSIA, LLC.  Pursuant to the agreement, the Company granted a non-exclusive license to KSIA to develop products based on its technology.  To the extent any products are developed under the license, Symbollon has a right to manufacture and sell such products to KSIA for resale.  Symbollon also granted KSIA a non-exclusive license to purchase Iogen for 50% off the suggested retail price for resale.  Pursuant to the agreement, OBA agreed to fund key-man life insurance cost for the officers and directors of Symbollon up to $3,750,000.  Under the agreement, Symbollon received $144,668 in licensing payments which was used to purchase key-man life insurance.  The Company recognized $43,401 of licensing revenue for the three-month period ended March 31, 2011 and a like amount of key-man insurance premium expenses.  At March 31, 2011, $86,802 was recorded as deferred licensing revenue and will be recognized as revenue in 2011 over the remaining license period.

Advertising Costs	Advertising costs are charged to operations when incurred. In the three-month periods ended March 31, 2011 and 2010 the Company incurred $233 and $105, respectively, in advertising costs.
Research and Development	Research and development costs are expensed as incurred.
Stock-Based Compensation	The Company accounts for share-based compensation based on the option’s fair value and the vesting period of the award.
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

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

3. Stockholders’ Equity

Capital Stock
The Company has authorized 93,750,000 shares of Class A common stock, 1,250,000 shares of Class B common stock and 5,000,000 shares of preferred stock.  The Class A and Class B common stock are substantially identical except that holders of Class A common stock have the right to cast one vote for each share held and the Class B shareholders have the right to cast five votes for each share held.  As of March 31, 2011 and December 31, 2010, there were no shares of Class B common stock issued and outstanding.  The preferred stock may be issued in series, and shares of each series will have such rights and preferences as are fixed by the Company’s Board of Directors.  As of March 31, 2011 and December 31, 2010, there were no shares of preferred stock issued and outstanding.

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

On February 28, 2011, the Company sold in a private placement to an accredited investor an aggregate of 1,000,000 shares of Class A common stock for net proceeds of $30,000 in cash.

At March 31, 2011, warrants to purchase 9,960,398 shares of common stock are outstanding.

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

The nonemployee directors’ stock option plan provides for the grant of nonstatutory stock options automatically on January 1 of each calendar year.  The Company has reserved 500,000 shares for issuance under the plan.  Each outside director shall be granted an option to purchase 10,000 shares of Class A common stock at fair market value, vesting 50% on each of the first two anniversaries of the grant.  The nonemployee directors’ stock option plan expires on the first business day of 2017.  There are 290,000 shares available for future grant or purchase under this plan.

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

The Company recorded $19,077 and $10,032 of stock-based compensation for the three month periods ended March 31, 2011 and 2010, respectively, included in general and administrative expenses.  As of March 31, 2011, the unrecognized stock-based  compensation cost related to non-vested stock awards was $83,395.  This amount will be recognized in operations over a weighted average period of 16 months.

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

4. Stock Plans (Continued)	The following table summarizes the Company’s stock option information as of and for the three month period ended March 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)

Outstanding at December 31, 2010	2,410,000	$ 0.24
Options granted	70,000	$ 0.02
Options expired	(7,500)	$ 1.61
Outstanding at March 31, 2011	2,472,500	$ 0.14	8.1	$-0-
Exercisable at March 31, 2011	1,382,500	$ 0.23	7.8	$-0-
(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the option exercise price.

For the three months ended March 31, 2011 and 2010, the Company granted options for 70,000 and 40,000 shares exercisable between $0.02 and $0.15 per share.  The weighted-average grant date fair value of stock options granted during the three month periods ended March 31, 2011 and 2010 was $0.02 and $0.15 per share, respectively.  No stock options were exercised during the three month periods ended March 31, 2011 or 2010.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2011	2010

Weighted-average expected stock-price volatility	136%	143%

Weighted-average expected option life	6 years	6 years

Average risk-free interest rate	2.74%	2.65%

Average dividend yield	0.0%	0.0%

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

4. Stock Plans (Continued)
The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.  Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options.  The risk-free interest rate is the U.S. Treasury Strips rate on the date of grant.  The expected life was calculated using the simplified method as the Company’s historical experience does not provide a reasonable basis for the expected term of the option.  Based on the recent history and current expectations, the Company has not adjusted the calculated value of the options for the three months ended March 31, 2011 to reflect a forfeiture rate.

5. Loss Per Share
The Company’s basic and diluted net loss per share of common stock for the three month periods ended March 31, 2011 and 2010 is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

The following table summarizes securities that were outstanding as of March 31, 2011 and 2010 but not included in the calculation of diluted net loss per share because such shares are antidilutive:

March 31,	2011	2010

Stock options	2,472,500	3,410,000
Stock warrants	9,960,398	7,960,398

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

Symbollon Pharmaceuticals, Inc.

Notes to Condensed Financial Statements (unaudited)

7. Subsequent Events
The Company evaluated all events or transactions that occurred after March 31, 2011 through the date financial statements were available to be issued.  Except as otherwise noted, the Company determined that it did not have any further subsequent events requiring recording or disclosure in the financial statements for the period ended March 31, 2011.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion contains forward-looking statements which involve risks and uncertainties.  See “Forward Looking Statements” below and “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2010.

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

Going Concern

Our financial statements for the interim period ended March 31, 2011 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern.  We had a net loss of $87,956 and $448,179 and negative cash flows from operations of $44,898 and $228,596 for the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.  At March 31, 2011, we also had an accumulated deficit of $22,619,618 and negative working capital of $468,999.  We do not have adequate cash resources to continue our base operation.  These factors raise substantial doubt as to our ability to continue as a going concern.

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

Forward-Looking Statements

In addition to the historical information contained herein, this Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements concerning plans, objectives, goals, strategies, prospects, revenues, liquidity and capital resources, financial needs and future performance, costs and expenditures.  Such statements may be identified or qualified, without limitation, by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions).  Investors are cautioned that forward-looking statements are inherently uncertain.  Actual performance, achievements and results may differ materially from those expressed, projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, uncertainty about our ability to continue as a going concern, our ability to raise any additional financing in light of the IoGen failure, history (and expectation) of losses, uncertainty associated with preclinical and clinical testing, market acceptance, intense competition, lack of marketing experience, materials incompatibility, hazardous materials, and the other risks and uncertainties described or discussed in the section "Risk Factors" in the Annual Report on Form 10-K for the year ended December 31, 2010.  The forward-looking statements contained herein represent our judgment as of the date of this Quarterly Report on Form 10-Q, and we caution readers not to place undue reliance on such statements.

Results of Operations

Symbollon's net loss for the three-month period ended March 31, 2011 was $87,956, reflecting a decrease of $35,319 from a net loss of $123,275 in the comparable 2010 period.  The decreased loss for such periods resulted primarily from increased revenues for Iogen and licensing fees, and decreased investor relations and other third party expenses, partially offset by increases director and officer insurance expense.  We expect to continue to incur operating losses for the foreseeable future.

Product revenues from sales of IoGen (our dietary supplement for breast health) for the three-month period ended March 31, 2011 were $24,449, reflecting an increase of $24,152, from sales in the comparable 2010 period.  The increased revenue for such period resulted primarily from a one-time sale a retail outlet chain.  Cost of goods sold for Iogen in the three-month period ended March 31, 2011 was $2,804, reflecting an increase of $2,804 from cost of goods for Iogen of none in the comparable 2010 period.  The increased revenues and cost of goods sold reflect our efforts to market Iogen more aggressively online and through retail stores.  Sales of Iogen remain weak due to a lack of sales and marketing resources.

Product revenues from licensing fees in the three-month period ended March 31, 2011 were $43,401, compared to none in the comparable 2010 period.  The licensing fees in fiscal 2011 were generated from a technology licensing agreement signed in October 2010.  At March 31, 2011, $86,800 of the licensing fees received under the agreement were classified as deferred licensing revenues and will be recognized as income in 2011 over the remaining term of the license.

Sales and marketing expenses for the three-month period ended March 31, 2011 were $233, reflecting an increase of $128 from the sales and marketing expenses in the comparable 2010 period.  The increase resulted from increased sales efforts related to the product Iogen.

General and administrative expenses for the three-month period ended March 31, 2011 were $153,113, reflecting an increase of $30,102 from the general and administrative expenses in the comparable 2010 period.  The increase in the general and administrative expenses was primarily due to increased director and officer insurance expenses, partially offset by decreased investor relations and other third party expenses.  We anticipate that general and administrative expenses will be consistent for the remainder of 2011 due to financial constraints.

Other income for the three-month period ended March 31, 2011 was $800, reflecting an increase of $800 from the comparable 2010 period.  The Company sold a piece of equipment resulting in a profit of $800.

Financial Condition, Liquidity and Capital Resources

We have funded our activities primarily through proceeds from private and public placements of equity securities.  In 2010, the Company raised $242,000 in private placements of 8,733,333 shares of common stock and warrants to purchase 666,666 shares of common stock.  In February 2011, the Company raised $30,000 in a private placement of 1,000,000 shares of common stock..

We continue to incur operating losses and have incurred a cumulative loss through March 31, 2011 of $22,619,618.  We had negative cash flow from operations of $44,898 for the three months ended March 31, 2011.  As of March 31, 2011, we had negative working capital of $468,999.  We do not have the necessary liquidity and capital resources to sustain operations.  We are actively seeking equity and debt financing from external investors, and are attempting to increase sales of Iogen. Any funding we do raise may be dilutive to existing stockholders.   We are also pursuing other strategic options, including possible sales or licenses of our technology or a sale or merger.  There can be no assurance that our efforts will be successful.  Failure to either obtain the support of additional external investors to finance the Company’s operations, increase sales of Iogen or execute our other strategic options will cause us to cease operations in the near future.

The report of our independent registered public accountants  on our financial statements for the year ended December 31, 2010 contains an explanatory paragraph, which indicates that we have incurred recurring losses and negative cash flows from operations that raises substantial doubt about our ability to continue as a going concern.  This report is not viewed favorably by analysts or investors and may make it more difficult for us to raise additional debt or equity financing needed to continue our operations.

During 2011, we are committed to pay on a month-to-month basis $18,000 as compensation to our current executive officer and $900 for lease payments on our facilities.  We have no other material capital expenditures planned during fiscal 2011.  At December 31, 2010, we had a net operating loss carryforward for federal income tax purposes of approximately $15,916,000 expiring at various dates through 2030 (from which, however, we may never receive a benefit).  The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company’s common stock.

Item 3.  Quantitative an Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011.  Based upon that evaluation, in light of the issue(s) referenced below in Management’s Annual Report on Internal Control over Financial Reporting, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2010 (absence of adequate segregation of duties) continues unremediated, due to our limited resources and employees.

Part II - Other Information

Item 1. Legal Proceedings

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2011, we issued 1,000,000 restricted shares of Class A common stock for $30,000 in cash in a private placement to an accredited investor.  The shares were issued pursuant to Section 4(2) under the Securities Act.  Our reliance on the exemption was based, in part, on the purchaser’s status as an accredited investor (as defined by Rule 501 under the Securities Act).

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

SYMBOLLON PHARMACEUTICALS, INC.

Date: May 16, 2011	By: /s/ Paul C. Desjourdy____________________
Paul C. Desjourdy, President/CEO/CFO and authorized signatory

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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